Form 10QSB
period 1995-03-31
BANYAN STRATEGIC LAND FUND II
filed 1995-05-12
CIK 812914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   Form 10-QSB


   ( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995


                                       OR


   (   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to            .


                         Commission File Number 0-16886

                          Banyan Strategic Land Fund II
             (Exact name of Registrant as specified in its charter)


                   Delaware                                     36-3465422
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                         Identification No.)


   150 South Wacker Drive, Chicago, Illinois                      60606
   (Address of principal executive offices)                     (Zip Code)


   Registrant's telephone number, including area code        (312) 553-9800



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  YES  X .  NO    .



   Shares of common stock outstanding as of May 11, 1995:  19,263,596.

   Transitional Small Business Disclosure Format:  YES   .  NO X .


                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                          BANYAN STRATEGIC LAND FUND II
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)


                                            1995              1994
    ASSETS
    Cash and Cash Equivalents           $ 19,469,700      $    290,366
    Interest Receivable on
      Investments                             92,982             ---
    Interest Receivable on
      Loans                                   32,140            26,357
                                        ------------      ------------
                                          19,594,822           316,723
                                        ------------      ------------

    Loans Receivable                         785,000           801,000
    Foreclosed Real Estate
      Held for Sale, Net                  16,366,302        37,809,395
    Investment in Real Estate
      Venture                              7,069,462         7,093,058
    Other Assets                             513,267           476,898
                                        ------------      ------------

    Total Assets                        $ 44,328,853      $ 46,497,074
                                        ============      ============


    LIABILITIES AND
      STOCKHOLDERS'
      EQUITY

    Liabilities

    Accounts Payable and
      Accrued Expenses                  $    851,256      $    955,825
    Accrued Real Estate Taxes                197,324           170,769
    Liabilities Assumed at
      Foreclosure of Real
      Estate                                 368,487           456,186
    Due to Affiliates                          ---             730,229
                                        ------------      ------------
    Total Liabilities                      1,417,067         2,313,009
                                        ------------      ------------


    Stockholders' Equity

    Shares of Common Stock,
      $0.01 Par Value,
      50,000,000 Authorized,
      19,283,696 Shares Issued          170,946,739        170,946,739
    Accumulated Deficit                (128,007,316)      (126,735,037)
    Treasury Stock at cost,
      20,100 Shares                         (27,637)           (27,637)
                                       ------------       ------------

    Total Stockholders' Equity           42,911,786         44,184,065
                                       ------------       ------------

    Total Liabilities and
      Stockholders' Equity             $ 44,328,853       $ 46,497,074
                                       ============       ============

    Book Value Per Share of
      Common Stock (19,263,596
      Shares Outstanding)              $       2.23       $       2.29
                                       ============       ============




    The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

 INCOME                                   1995             1994

 Income From Lending and
   Investing Activities:
   Interest on Loans                   $     3,886     $     24,470
   Income on Investments                    39,521           14,975
                                       -----------     ------------
   Total Income From Lending and
     Investing Activities                   43,407           39,445
                                       -----------     ------------
 EXPENSES
 Expenses From Property Operating
   Activities:

   Interest on Advances From
     Affiliates                             17,712           66,753
   Net Loss From Operations of
     Foreclosed Real Estate Held
     for Sale                              483,163          703,408
   Net Loss From Operations of
     Real Estate Venture                    26,248           40,859
                                       -----------      -----------
   Total Expenses From Property
     Operating Activities                  527,123          811,020
                                       -----------     ------------
 Other Expenses:
   Stockholder Expenses                     39,330           71,558
   Directors' Fees, Expenses and
     Insurance                             122,677          119,213
   Other Professional Fees                 314,202          119,692
   General and Administrative              335,631          233,664
   Recovery of Losses on Loans,
     Notes, Interest Receivable
     and Class Action Settlement
     Costs and Expenses                    (23,277)        (242,603)
                                       -----------     ------------
   Total Other Expenses                    788,563          301,524
                                       -----------     ------------

 Total Expenses                          1,315,686        1,112,544
                                       -----------     ------------

 Net Loss                              $(1,272,279)    $ (1,073,099)
                                       ===========     ============
 Net Loss Per Share of Common
   Stock (Based on the Weighted
   Average Number of Shares
   Outstanding of 19,263,596
   and 19,246,168, respectively)       $     (0.07)    $      (0.06)
                                       ===========     ============



 The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                   (UNAUDITED)






                         Common Stock             Accumulated   Treasury
                      Shares       Amount           Deficit      Stock         Total

Stockholders'
Equity,
December 31, 1994  19,283,696   $170,946,739    $(126,735,037) $  (27,637) $ 44,184,065


Net Loss                ---            ---         (1,272,279)      ---      (1,272,279)
                  -----------   ------------     ------------  ----------  ------------


Stockholders'
Equity,
March 31, 1995     19,283,696   $170,946,739    $(128,007,316) $  (27,637) $ 42,911,786
                  ===========   ============     ============  ==========  ============










The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN STRATEGIC LAND FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)


                                            1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                $ (1,272,279)  $(1,073,099)

Adjustments to Reconcile Net
  Loss to Net Cash Used In
  Operating Activities:

  Recovery of Losses on Loans, Notes
    and Interest Receivable and
    Class Action Settlement Costs
    and Expenses                             (23,277)     (242,603)
  Net Loss From Operations of Real
    Estate Venture                            26,248        40,859
Net Change In:
  Interest Receivable on Investments         (92,982)       18,628
  Interest Receivable on Loans                (5,783)      (23,514)
  Other Assets                               (36,369)      (60,794)
  Accounts Payable and Accrued
    Expenses                                (104,569)     (104,580)
  Accrued Real Estate Taxes                   26,555       239,475
                                         -----------   -----------

Net Cash Used In Operating Activities     (1,482,456)   (1,205,628)
                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Investment
    Securities, Net                            ---        (690,380)
  Proceeds from the Sale of Fore-
    closed Real Estate Held for Sale      21,500,434         ---
  Recovery of Losses on Loans, Notes
    and Interest Receivable and
    Class Action Settlement Costs
    and Expenses                              23,277       242,603
  Collection of (Investment in) Loans
    Receivable, Net                           16,000       (84,992)
  Forfeited Proceeds from Sales
    Contracts                                 28,824         ---
  Payment of Liabilities Assumed
    at Sale of Foreclosed Real Estate
    Held for Sale                            (86,165)        ---
  Investments in Real Estate Venture          (2,652)      (87,837)
  (Payment to) Due to Affiliate             (730,229)      333,486
  Cash Received Upon Loan Fore-
    closure of Real Estate, Net                ---         900,000
  Payment of Liabilities Assumed
    at Foreclosure of Real Estate            (87,699)      (64,492)
                                         -----------   -----------
Net Cash Provided By Investing
  Activities                              20,661,790       548,388
                                         -----------   -----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                    19,179,334      (657,240)

Cash and Cash Equivalents at
  Beginning of Period                        290,366     2,013,948
                                         -----------   -----------
Cash and Cash Equivalents at
  End of Period                          $19,469,700   $ 1,356,708
                                         ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC LAND FUND II
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)



      Readers of this quarterly report should refer to Banyan Strategic Land Fund II's (the "Fund's") audited consolidated financial statements for the year ended December 31, 1994, which are included in the Fund's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries and consolidated venture which hold title to the Fund's properties. All intercompany balances and transactions have been eliminated in consolidation. The Fund's 47% interest in the H Street Assemblage is accounted for on the equity method as an investment in real estate joint venture.

      FINANCIAL STATEMENT PRESENTATION

      Certain reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 consolidated financial statements. These reclassifications have not changed the 1994 operating results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1995 and for the three months ended March 31, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund, unless otherwise indicated.


2. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES


      On February 9, 1995, the Fund received a cash distribution of $23,277 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS").
For the quarter ended March 31, 1995, the Fund recorded a $23,277 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust.

      On January 25, 1994, the Fund received net proceeds of $242,603 relating to a recovery of payments previously made into an escrow established as part of the 1992 class action settlement of the VMS securities litigation. The escrow was established to provide the directors of the Fund with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the directors have released the proceeds from the escrow and the Fund has purchased an insurance policy to cover the directors.


3.    FORECLOSED REAL ESTATE HELD FOR SALE

      RANCHO MALIBU

      Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California. On July 1, 1992, a joint venture (the "Venture") between the Fund and Banyan Mortgage Investment Fund ("BMIF"), an affiliate of the Fund, acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Fund owns a 98.6% general partner interest in the Venture while BMIF holds the remaining 1.4% as a limited partner. The Venture is consolidated in the accompanying financial statements.

      From the acquisition date through the date of this report, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu is appealing. The parties to the appeal have filed briefs and are awaiting the scheduling of oral arguments.

      Concurrently with the aforementioned appeal, the Venture is pursuing entitlements before the County of Los Angeles. Presently the matter is scheduled for May 30, 1995 for a continuation of a hearing before the Los Angeles County Regional Planning Commission.

      During the quarter ended March 31, 1995, the Fund expensed approximately $469,000 relating to entitlement activities, holding costs and litigation. These costs were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of March 31, 1995 and December 31, 1994, the Fund's carrying value of the property is $13,841,549.

      The realization of this carrying value is based on the present intent of the Fund to complete the zoning and entitlement efforts and to then assess its options regarding the Rancho Malibu project, including all alternatives from site development to a bulk land sale. Management of the Fund estimates that if the Rancho Malibu property were to be sold before the zoning and entitlement process was complete, the net realizable value of the property would decline to approximately $5,000,000 to $7,000,000.

      KEY BISCAYNE

      In 1990, title to 22 acres of property located in Key Biscayne, Florida, was conveyed to the Fund under a deed-in-lieu of foreclosure agreement. The Fund's parcel represented a portion of the "Key Biscayne Project"; the remainder was owned by THSP Associates Limited Partnership II ("THSP"), formerly known as Banyan Mortgage Investors LP III. The Fund and THSP had been developing the Key Biscayne Project pursuant to a Joint Development Agreement dated September 17, 1990 to which the Fund and THSP were parties ("JDA"). As of December 31, 1993, the Fund's carrying value for this asset was $42,740,410 which was based on the estimated value assuming development of the property. During 1994, the Fund and THSP engaged in extensive litigation in Florida and Illinois and related settlement negotiations related to the JDA, as amended. On March 16, 1995 the Fund executed a settlement agreement with THSP. Pursuant to the settlement agreement the Fund received cash and other consideration totalling approximately $24,700,000 and transferred to THSP ownership of the Fund's 22-acre site in Key Biscayne, Florida. The Fund also released all claims it had asserted to an adjacent parcel owned by THSP. In addition, the Fund and THSP consensually terminated all pending litigation and exchanged mutual releases.

      Of the $24,700,000 settlement, the Fund received approximately $21,500,000 in cash. The remaining $3,200,000 was used to pay approximately $1,500,000 in closing fees and prorations and to discharge cash advances of approximately $1,700,000 due THSP for advances made to the Fund pursuant to the JDA. The Fund also reduced the Key Biscayne carrying value at December 31, 1994 for legal and other costs of approximately $775,000 which were incurred related to the settlement. For the quarter ended March 31, 1995, the Fund has expended $86,165 of the total $775,000 incurred relating to legal costs associated with the settlement. As a result of the settlement, the Fund recorded a loss provision of approximately $19,700,000 as of December 31, 1994 which represented the difference between the net book value of the Fund's investment in the Key Biscayne project less the settlement amount as reduced by closing costs and prorations.

4.    LOANS RECEIVABLE

      CHINO HILLS MORTGAGE LOAN

      The Fund was conveyed an interest in a loan valued at $57,000 as a result of the Anden Group loan foreclosure on October 20, 1993. The loan was collateralized by a Deed of Trust secured by five acres of undeveloped land located in Chino Hills, California ("Chino Hills"). The borrower was New Romanoffsky Church of California. The loan required monthly payments of interest at a rate of 9% and periodic principal payments scheduled through the maturity date of February 14, 1995. During the quarter ended March 31, 1995, the Fund received the final principal and interest payments of $16,000 and $360, respectively, on the loan and thereupon released its lien. The Fund has no further interest in the Chino Hills property.

5.    INVESTMENT IN JOINT VENTURE

      H STREET ASSEMBLAGE

      The summary income statement information for the joint venture which owns the H Street Assemblage for the three months ended March 31, 1995 and 1994 is as follows:

                           1995              1994

Total Revenues         $    106,845       $    98,976
                       ============      ============

Net Loss               $     55,847       $    86,934
                       ============      ============


6.    DUE TO AFFILIATES

      KEY BISCAYNE

      During 1993, THSP Associates Limited Partnership II ("THSP") (formerly known as Banyan Mortgage Investors L.P. III) advanced all costs, totalling $2,232,320, associated with the development of the Key Biscayne Project, including the Fund's share of such costs. As provided in the Joint Development Agreement, all advances made by THSP for the Fund's share of the Key Biscayne Project expenses bore interest at a rate of 15% per annum until repaid. On November 24, 1993, the Fund repaid $865,000 to THSP representing a principal payment of $692,000 and accrued interest of $173,000.

      As of December 31, 1994, the Fund's total payable to THSP was approximately $1,725,000 which represented the principal balance of $1,540,000 as of December 31, 1993 plus accrued interest through December 31, 1994. The Fund's obligation in respect to these advances was discharged pursuant to the settlement of Key Biscayne litigation on March 16, 1995. See Note 8, Litigation and Contingencies, for further details.

      H STREET ASSEMBLAGE

      The Fund has entered into a partnership agreement with Banyan Strategic Realty Trust ("BSRT"), an affiliate, regarding the ownership and operation of the H Street Assemblage (the "H Street Venture"). Under the terms of this Agreement, BSRT has the right, but is not obligated, to advance expenditures on behalf of the Fund. During 1994 and 1993, BSRT advanced to the H Street Venture all funds expended on the H Street Assemblage, including the Fund's portion. As provided in the H Street partnership agreement, all advances made by BSRT for the Fund's share of the H Street Venture's expenses bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Fund's total payable to BSRT was approximately $730,000. On March 24, 1995, the Fund repaid the December 31, 1994 outstanding balance of $730,000 to BSRT. As of March 31, 1995, the H Street advances, and all interest thereon, made by BSRT have been repaid in full by the Fund.


7.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC").
These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that Fund. The Fund's costs for the three months ended March 31, 1995 and 1994 aggregated $204,517 and $152,960, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of March 31, 1995, the Fund had a net payable due to BMC of $11,608. The net payable is included in accounts payable and accrued expenses in the Fund's Consolidated Balance Sheet.


8.    LITIGATION AND CONTINGENCIES

      On May 25, 1994, Banyan Strategic Land Fund II and its subsidiary, VSLF II Key Biscayne Hotel Corp. (collectively referred to as the "Fund") filed in Illinois a multi-count complaint (the "Illinois Complaint") against THSP Associates Limited Partnership II ("THSP"), formerly known as Banyan Mortgage Investors L.P. III and its affiliate, VMLP III Key Biscayne Villas Limited Partnership, an Illinois limited partnership, (collectively referred to as the "Partnership"). On September 9, 1994, the Fund, with leave of court, filed an amended complaint adding as additional defendants three individual directors of the Partnership. The Illinois Complaint sought, in part, a declaration of the rights and obligations of the Fund and the Partnership with respect to their joint development of, and rights to receive proceeds from, a project on the island of Key Biscayne, Florida, known as the Key Biscayne Hotel and Villas.

      On June 30, 1994, the Partnership filed a complaint in Florida (the "Florida Complaint") against the Fund which was subsequently amended to include the Fund's president and Banyan Management Corp. as additional defendants. The Florida Complaint sought to quiet title in respect to the Key Biscayne property and also contained allegations of fraud and breach of fiduciary duty.

      On March 16, 1995, the Fund executed a settlement agreement with the Partnership. Pursuant to the settlement agreement, on March 17, 1995, the Fund received cash and other consideration totalling approximately $24,700,000 and transferred to a subsidiary of THSP ownership of the Fund's 22-acre site in Key Biscayne, Florida. The Fund also released all claims it had asserted to an adjacent parcel owned by THSP. In addition, the Fund and THSP consensually terminated all litigation currently pending in Illinois and Florida as discussed above and exchanged mutual releases.

      Of the $24,700,000 settlement, the Fund received approximately $21,500,000 in cash. The remaining $3,200,000 was used to pay approximately $1,500,000 in closing costs and prorations and to discharge a liability of the Fund of approximately $1,700,000 due THSP for advances made to the Fund pursuant to a prior agreement between the Fund and THSP. As a result of the settlement, the Fund recorded a year-end valuation provision of approximately $19,700,000 which represented the difference between the net book value of the Fund's investment in the Key Biscayne project less the settlement amount as reduced by closing costs and prorations.

9.    OTHER INFORMATION

      On April 28, 1995, the Fund's Board of Directors, after analyzing the various alternative methods of distribution to shareholders of the excess proceeds of the recent Key Biscayne settlement, determined to commence a tender offer whereby the Fund would offer to acquire from its stockholders up to 10,000,000 shares at a price of $1.70 per share. The tender offer was commenced on May 5, 1995 and will expire at midnight on June 5, 1995. The trading price of the Fund's stock on the last day prior to commencement of the tender offer was $1.31 per share.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      The Fund was originally established to make mortgage loans principally to entities affiliated with VMS Realty Partners which planned to acquire and develop strategically located properties not then at their highest and best use. The Fund has ceased funding mortgage loans except where necessary to protect the value of its assets acquired through foreclosure or otherwise. Its current business plan focuses on preserving and maximizing the value of its assets, including managing and/or developing properties acquired until these properties can be disposed of in an orderly manner.

      Due to the modest size of the Fund's cash position prior to March 1995, and the uncertainty regarding its remaining assets and their future cash requirements, the Fund suspended distributions to stockholders. The receipt of proceeds relating to collections on mortgage loans, the Key Biscayne settlement and disposition of properties has caused the Fund to reassess the reinstatement of distributions. Management proposed several alternatives to the Board of Directors of the Fund in connection with the utilization of the Fund's net cash proceeds in excess of those needed for operations. The distribution strategies included various options such as a pro-rata distribution to all stockholders, an open-market stock repurchase program, or a self tender offer. On April 28, 1995, the Fund's Board of Directors, after analyzing the various alternative methods of distribution to shareholders, as discussed above, determined to commence a tender offer whereby the Fund would offer to acquire from its stockholders up to 10,000,000 shares at a price of $1.70 per share. The tender offer was commenced on May 5, 1995 and will expire at midnight on June 5, 1995. The trading price of the Fund's stock on the last day prior to commencement of the tender offer was $1.31 per share.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at March 31, 1995 and December 31, 1994 was $19,469,700 and $290,366, respectively. The increase in total cash and cash equivalents is primarily due to the receipt of approximately $21,500,000 relating to proceeds from the resolution of the Key Biscayne project and the settlement of the Key Biscayne litigation. See Litigation and Contingencies for further details. Also contributing to this increase in total cash and cash equivalents was the receipt of forfeited proceeds from sales contracts of $28,824 relating to the Hemet III, Landfield's single family and Lake Rogers properties, the receipt of a final principal payment of $16,000 relating to the Fund's Chino Hill mortgage loan, a $23,277 recovery of losses on loans, notes and interest receivable relating to the VMS liquidating trust and the receipt of interest earned on the Fund's short term investments. Partially offsetting these cash receipts was the payment of approximately $469,000 related to entitlement, litigation and holding costs associated with the Rancho Malibu property, the repayment of $730,229 to Banyan Strategic Realty Trust relating to advances made on behalf of the Fund for H Street Assemblage expenditures, $86,165 in payments of liabilities assumed relating to legal costs associated with the Key Biscayne settlement and the payment of the Fund's operating expenses.

      During 1993, THSP Associates Limited Partnership II ("THSP") (formerly known as Banyan Mortgage Investors L.P. III) advanced all costs, totalling $2,232,320, associated with the development of the Key Biscayne Project, including the Fund's share of such costs. As provided in the Joint Development Agreement, all advances made by THSP for the Fund's share of the Key Biscayne Project expenses bore interest at a rate of 15% per annum until repaid. On November 24, 1993, the Fund repaid $865,000 to THSP representing a principal payment of $692,000 and accrued interest of $173,000.

      As of December 31, 1994, the Fund's total payable to THSP was approximately $1,725,000 which represented the principal balance of $1,540,000 as of December 31, 1993 plus accrued interest through December 31, 1994. The Fund's obligation in respect to these advances was discharged pursuant to the settlement of Key Biscayne litigation on March 16, 1995. See Litigation and Contingencies for further details.

      The Fund has entered into a partnership agreement with Banyan Strategic Realty Trust ("BSRT"), an affiliate, regarding the ownership and operation of the H Street Assemblage (the "H Street Venture"). Under the terms of this Agreement, BSRT has the right, but is not obligated, to advance expenditures on behalf of the Fund. During 1994 and 1993, BSRT advanced to the H Street Venture all funds expended on the H Street Assemblage, including the Fund's portion. As provided in the H Street partnership agreement, all advances made by BSRT for the Fund's share of the H Street Venture's expenses bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Fund's total payable to BSRT was approximately $730,000. On March 24, 1995, the Fund repaid the December 31, 1994 outstanding balance of $730,000 to BSRT. As of March 31, 1995, the H Street advances, and all interest thereon, made by BSRT have been repaid in full by the Fund.

      On February 9, 1995, the Fund received a cash distribution of $23,277 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates. For the quarter ended March 31, 1995, the Fund recorded a $23,277 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust.

      The Fund's future source of liquidity is expected to be funded from cash proceeds from the sale of its properties, collection of principal and interest on the Fund's mortgage loans, distributions of cash from the liquidating trust of which the Fund is a beneficiary and interest earned on the Fund's short-term investments. At the present time, the Fund's cash position, as well as anticipated cash to be generated from the sale of land parcels which had collateralized the Westholme and Anden loans, is anticipated to provide adequate liquidity to meet the Fund's operating expenses plus the holding costs and operating expenses for the H Street Assemblage, Rancho Malibu property and the land parcels acquired through the Westholme foreclosure.

      As of March 31, 1995 and December 31, 1994, the Fund's mortgage loan portfolio consisted of two and three loans, respectively, with carrying values totaling $785,000 and $801,000, respectively. During the quarter ended March 31, 1995, the Fund received a final principal and interest payment on the Chino Hills loan totaling $16,360.

      On a quarterly basis, management reviews the mortgage loans in the Fund's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including analysis of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Fund's portfolio. Management also reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair value.

      The Fund's ability to make future distributions to its stockholders is dependent upon, among other things: (i) the eventual sales price of properties to which the Fund has taken title; (ii) operating results of the Fund's properties; (iii) the Fund's ability to control its operating expenses; and
(iv) the general improvement of conditions in the real estate markets where the Fund's properties or loan collateral are located. As discussed above, pursuant to the direction of the Fund's Board of Directors, the Fund, on May 5, 1995 commenced a self tender offer which will effect a distribution of the net cash proceeds in excess of those needed for operations that the Fund received on March 17, 1995 from the Key Biscayne Settlement.


RESULTS OF OPERATIONS

      Total income for the three months ended March 31, 1995 increased to $43,407 from $39,445 for the three months ended March 31, 1994. This increase was primarily due to an increase in income on investments offset partially by a decrease in interest on loans. The increase in income on investments is due to an increase in cash available for investment due primarily to the proceeds received on March 17, 1995 from the resolution of the Key Biscayne project and settlement of the Key Biscayne litigation as discussed above. The decrease in interest on loans is due primarily to a decrease in loans receivable. Loans receivable decreased in 1995 due to the Westholme Partners Notes I and II foreclosures which occurred in March of 1994.

      Total expenses for the three months ended March 31, 1995 increased to $1,315,686 from $1,112,544 for the three months ended March 31, 1994. This increase of approximately $203,000 for the three months ended March 31, 1995 when compared to the prior year's period is due primarily to an increase of approximately $487,000 in total other expenses partially offset by a decrease in total expenses from property operating activities of approximately $284,000. The increase in total other expenses is due primarily to increases in other professional fees and general and administrative expenses as well as a $242,603 recovery of class action settlement costs and expenses recorded in 1994 relating to the release of an escrow established as part of the 1992 class action settlement of the VMS securities litigation. These changes were offset by a decrease in stockholder expenses. Other professional fees increased due to the Fund's legal costs regarding the Key Biscayne litigation. General and administrative expenses increased due to the increase in the hours and expenses allocated to the Fund by Banyan Management Corp. personnel as a result of the Key Biscayne litigation. The decrease in stockholder expenses is due to the timing of the payment for annual report and proxy costs of the Fund. The decrease in total property operating expenses is due primarily to decreases in interest on advances from affiliates and net loss from operations of foreclosed real estate held for sale. Interest on advances from affiliates decreased due to the Fund's settlement of the Key Biscayne litigation whereby the Fund's payable as of December 31, 1994 to THSP was discharged in 1995. In addition, pursuant to the settlement agreement with THSP relating to the Key Biscayne project, the Fund's share of the 1995 real estate taxes which was previously recorded in 1994 as an accrued liability was discharged in conjunction with the closing of the Key Biscayne resolution thereby resulting in a decrease in net loss from operations of foreclosed real estate held for sale of approximately $195,000.

      For the quarters ended March 31, 1995 and 1994, the Fund recognized a net loss of $26,248 and $40,859, respectively, from the operations of the H Street Venture. The decrease in the net loss for 1995 as compared to 1994 is primarily due to a reduction in legal costs paid in 1994 relating to the successful real estate tax appeal which reduced the property's assessed taxable value in 1994. During 1994, the Fund completed and obtained the zoning, entitlement and historic preservation rights for the H Street Assemblage. The Fund has not made any significant capital expenditures on this asset and is allowing occupancy to decline by selectively retenanting the Victor building at the H Street property with short term leases so that the building will be more marketable to a potential buyer which would need to vacate the Victor building before its redevelopment. The H Street Venture is currently marketing the H Street Assemblage for sale.

      Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California owned by a joint venture between the Fund and Banyan Mortgage Investment Fund (the "Venture").

      From the acquisition date through the date of this report, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu is appealing. The parties to the appeal have filed briefs and are awaiting the scheduling of oral arguments.

      Concurrently with the aforementioned appeal, the Venture is pursuing entitlements before the County of Los Angeles. Presently the matter is scheduled for May 30, 1995 for a continuation of a hearing before the Los Angeles County Regional Planning Commission.

      During the quarter ended March 31, 1995, the Fund expensed approximately $469,000 relating to entitlement activities, holding costs and litigation. These costs were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of March 31, 1995 and December 31, 1994, the Fund's carrying value of the property was $13,841,549.

      The realization of this carrying value is based on the present intent of the Fund to complete the zoning and entitlement efforts and to then assess its options regarding the Rancho Malibu project, including all alternatives from site development to a bulk land sale. Management of the Fund estimates that if the Rancho Malibu property were to be sold before the zoning and entitlement process was complete, the net realizable value of the property would decline to approximately $5,000,000 to $7,000,000.

      The above discussed changes resulted in an increase in the net loss for the three months ended March 31, 1995 to $1,272,279 ($0.07 per share) from $1,073,099 ($0.06 per share) for the three months ended March 31, 1994.


LITIGATION AND CONTINGENCIES

      On May 25, 1994, Banyan Strategic Land Fund II and its subsidiary, VSLF II Key Biscayne Hotel Corp. (collectively referred to as the "Fund") filed in Illinois a multi-count complaint (the "Illinois Complaint") against THSP Associates Limited Partnership II ("THSP"), formerly known as Banyan Mortgage Investors L.P. III and its affiliate, VMLP III Key Biscayne Villas Limited Partnership, an Illinois limited partnership, (collectively referred to as the "Partnership"). On September 9, 1994, the Fund, with leave of court, filed an amended complaint adding as additional defendants three individual directors of the Partnership. The Illinois Complaint sought, in part, a declaration of the rights and obligations of the Fund and the Partnership with respect to their joint development of, and rights to receive proceeds from, a project on the island of Key Biscayne, Florida, known as the Key Biscayne Hotel and Villas.

      On June 30, 1994, the Partnership filed a complaint in Florida (the "Florida Complaint") against the Fund which was subsequently amended to include the Fund's president and Banyan Management Corp. as additional defendants. The Florida Complaint sought to quiet title in respect to the Key Biscayne property and also contained allegations of fraud and breach of fiduciary duty.

      On March 16, 1995, the Fund executed a settlement agreement with the Partnership. Pursuant to the settlement agreement, on March 17, 1995, the Fund received cash and other consideration totalling approximately $24,700,000 and transferred to a subsidiary of THSP ownership of the Fund's 22-acre site in Key Biscayne, Florida. The Fund also released all claims it had asserted to an adjacent parcel owned by THSP. In addition, the Fund and THSP consensually terminated all litigation currently pending in Illinois and Florida as discussed above and exchanged mutual releases.

      Of the $24,700,000 settlement, the Fund received approximately $21,500,000 in cash. The remaining $3,200,000 was used to pay approximately $1,500,000 in closing costs and prorations and to discharge a liability of the Fund of approximately $1,700,000 due THSP for advances made to the Fund pursuant to a prior agreement between the Fund and THSP. As a result of the settlement, the Fund recorded a year-end valuation provision of approximately $19,700,000 which represented the difference between the net book value of the Fund's investment in the Key Biscayne project less the settlement amount as reduced by closing costs and prorations.

      As a result of the settlement of the litigation with THSP, a major uncertainty was removed which had negatively impacted the Fund. The amount of the settlement was less than the net book value of the Key Biscayne Property, but the Fund's ability to fully recover its carrying value was contingent upon its ability to jointly develop the Key Biscayne project with THSP. As the litigation and settlement negotiations evolved, it became evident to management of the Fund that joint development of the Key Biscayne property would occur, if at all, only after a costly and protracted legal battle. By accepting the settlement, the Fund intends to redirect its resources toward the successful completion of its business plan for its remaining assets. On April 28, 1995, the Fund's Board of Directors, after analyzing the various alternative methods of distribution to shareholders of the proceeds received from the Key Biscayne settlement in excess of those necessary to fund anticipated continuing operating costs of the Fund, determined to commence a tender offer whereby the Fund would offer to acquire from its stockholders up to 10,000,000 shares at a price of $1.70 per share. The tender offer was commenced on May 5, 1995 and will expire at midnight on June 5, 1995. The trading price of the Fund's stock on the last day prior to commencement of the tender offer was $1.31 per share.


                          PART II - OTHER INFORMATION




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   No exhibits are included with this Report.

      (b) No Reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                  SIGNATURES


     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN STRATEGIC LAND FUND II



By:   /s/ Leonard G. Levine                              Date:  May 11, 1995
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                                 Date:  May 11, 1995
      Joel L. Teglia, Vice President
      Finance and Administration, Chief
      Financial and Accounting Officer