Form 10QSB
period 1995-06-30
BANYAN STRATEGIC LAND FUND II
filed 1995-08-09
CIK 812914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   Form 10-QSB


   ( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995


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



   Shares of common stock outstanding as of August 9, 1995:  9,936,421.

   Transitional Small Business Disclosure Format:  YES   .  NO X .




                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                          BANYAN STRATEGIC LAND FUND II
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)


                                        1995             1994
    ASSETS
    Cash and Cash Equivalents       $  2,375,652     $    290,366
    Interest Receivable on
      Investments                         53,210            ---
    Interest Receivable on
      Loans                               39,136           26,357
                                    ------------     ------------
                                       2,467,998          316,723
                                    ------------     ------------

    Loans Receivable                     785,000          801,000
    Foreclosed Real Estate
      Held for Sale, Net              16,108,702       37,809,395
    Investment in Real Estate
      Venture                          7,131,809        7,093,058
    Other Assets                         615,129          476,898
                                    ------------     ------------

    Total Assets                    $ 27,108,638     $ 46,497,074
                                    ============     ============


    LIABILITIES AND
      STOCKHOLDERS'
      EQUITY

    Liabilities
    Accounts Payable and
      Accrued Expenses              $    552,151     $    955,825
    Accrued Real Estate Taxes             63,206          170,769
    Liabilities Assumed at
      Foreclosure of Real
      Estate                             189,465          456,186
    Due to Affiliates                      ---            730,229
                                    ------------     ------------
    Total Liabilities                    804,822        2,313,009
                                    ------------     ------------


    Stockholders' Equity

    Shares of Common Stock,
      $0.01 Par Value,
      50,000,000 Authorized,
      19,266,268 and 19,283,696
      Shares Issued,                  170,927,133      170,946,739
    respectively
    Accumulated Deficit              (128,769,110)    (126,735,037)

    Treasury Stock at cost,
      9,329,847 and 20,100
      Shares, respectively            (15,854,207)         (27,637)
                                     ------------     ------------

    Total Stockholders' Equity         26,303,816       44,184,065
                                     ------------     ------------

    Total Liabilities and
      Stockholders' Equity           $ 27,108,638     $ 46,497,074
                                     ============     ============

    Book Value Per Share of
      Common Stock (9,936,421
      and 19,263,596 Shares          $       2.65     $       2.29
      Outstanding, respectively)     ============     ============



    The accompanying notes are an integral part of the consolidated financial statements.




                          BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)

     INCOME                                1995             1994
     Income From Lending and
       Investing Activities:

       Interest on Loans                $    10,882     $     40,556
       Income on Investments                243,379           25,385
                                        -----------     ------------
       Total Income From Lending and
         Investing Activities               254,261           65,941
                                        -----------     ------------
     EXPENSES
     Expenses From Property Operating
       Activities:
       Interest on Advances From
         Affiliates                          17,712          138,932
       Net Loss From Disposition of
         Foreclosed Real Estate Held
         for Sale, Net                       39,846            ---
       Net Loss From Operations of
         Foreclosed Real Estate Held
         for Sale                           913,215        1,442,624
       Net Loss From Operations of
         Real Estate Venture                 59,933          107,681
                                        -----------     ------------
       Total Expenses From Property
         Operating Activities             1,030,706        1,689,237
                                        -----------     ------------
     Other Expenses:

       Stockholder Expenses                  95,301          143,467
       Directors' Fees, Expenses and
         Insurance                          235,560          253,395
       Other Professional Fees              366,262          204,662
       General and Administrative           583,782          473,448
       Recovery of Losses on Loans,
         Notes, Interest Receivable
         and Class Action Settlement
         Costs and Expenses                 (23,277)        (242,603)
                                        -----------     ------------
       Total Other Expenses               1,257,628          832,369
                                        -----------     ------------

     Total Expenses                       2,288,334        2,521,606
                                        -----------     ------------

     Net Loss                           $(2,034,073)    $ (2,455,665)
                                        ===========     ============
     Net Loss Per Share of Common
       Stock (Based on the Weighted
       Average Number of Shares
       Outstanding of 18,022,992
       and 19,252,171, respectively)    $     (0.11)    $      (0.13)
                                        ===========     ============

     The accompanying notes are an integral part of the consolidated financial statements.




                          BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)

     INCOME                                1995             1994
     Income From Lending and
       Investing Activities:

       Interest on Loans                $     6,996     $     16,086
       Income on Investments                203,858           10,410
                                        -----------     ------------
       Total Income From Lending and
         Investing Activities               210,854           26,496
                                        -----------     ------------
     EXPENSES
     Expenses From Property Operating
       Activities:
       Interest on Advances From
         Affiliates                           ---             72,179
       Net Loss From Disposition of
         Foreclosed Real Estate Held
         for Sale, Net                       39,846            ---
       Net Loss From Operations of
         Foreclosed Real Estate Held
         for Sale                           430,052          739,216
       Net Loss From Operations of
         Real Estate Venture                 33,685           66,822
                                        -----------     ------------
       Total Expenses From Property
         Operating Activities               503,583          878,217
                                        -----------     ------------

     Other Expenses:
       Stockholder Expenses                  55,971           71,909
       Directors' Fees, Expenses and
         Insurance                          112,883          134,182
       Other Professional Fees               52,060           84,970
       General and Administrative           248,151          239,784
                                        -----------     ------------
       Total Other Expenses                 469,065          530,845
                                        -----------     ------------

     Total Expenses                         972,648        1,409,062
                                        -----------     ------------

     Net Loss                           $  (761,794)    $ (1,382,566)
                                        ===========     ============
     Net Loss Per Share of Common
       Stock (Based on the Weighted
       Average Number of Shares
       Outstanding of 16,796,021
       and 19,258,174, respectively)    $     (0.05)    $      (0.07)
                                        ===========     ============


     The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)



                          Common Stock            Accumulated      Treasury
                       Shares       Amount          Deficit         Stock         Total

    Stockholders'
    Equity,
    December 31,
    1994            19,283,696   $170,946,739   $(126,735,037)  $    (27,637)  $44,184,065

    Elimination
    of Award
    Shares Issued      (17,428)       (19,606)          ---            ---         (19,606)

    Acquisition
    of 9,309,747
    Shares of
    Treasury
    Stock, at
    Cost                 ---            ---             ---      (15,826,570)  (15,826,570)

    Net Loss             ---            ---        (2,034,073)         ---      (2,034,073)
                   -----------   ------------    ------------   ------------   ------------

    Stockholders'
    Equity,
    June 30, 1995   19,266,268   $170,927,133   $(128,769,110)  $(15,854,207)  $26,303,816
                   ===========   ============    ============   ============   ===========




    The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC LAND FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)


                                            1995            1994

    CASH FLOWS FROM OPERATING
    ACTIVITIES:
    NET LOSS                            $ (2,034,073)   $(2,455,665)

    Adjustments to Reconcile Net
      Loss to Net Cash Used In
      Operating Activities:
      Net Loss From Disposition of
        Foreclosed Real Estate Held
        for Sale, Net                         39,846          ---
      Recovery of Losses on Loans,
        Notes and Interest Receivable
        and Class Action Settlement          (23,277)      (242,603)
        Costs and Expenses
      Net Loss From Operations
        of Real Estate Venture                59,933        107,681
    Net Change In:
      Interest Receivable on
        Investments                          (53,210)        48,215
      Interest Receivable on Loans           (12,779)       (36,531)
      Other Assets                          (138,231)      (123,602)
      Accounts Payable and Accrued
        Expenses                            (403,674)       154,476
      Accrued Real Estate Taxes             (107,563)      (300,865)
                                         -----------    -----------

    Net Cash Used In Operating
      Activities                          (2,673,028)    (2,848,894)
                                         -----------    -----------

    CASH FLOWS FROM INVESTING
    ACTIVITIES:
      Purchase of Investment
        Securities, Net                        ---         (314,475)
      Proceeds from the Sale of
        Foreclosed Real Estate
        Held for Sale                     21,700,202          ---
      Recovery of Losses on Loans,
        Notes and Interest
        Receivable and Class Action
        Settlement Costs and
        Expenses                              23,277        242,603
      Collection of (Investment
        in) Loans Receivable, Net             16,000       (129,656)
      Forfeited Proceeds from Sales
        Contracts                             43,824        115,568
      Payment of Liabilities Assumed
        at Sale of Foreclosed Real
        Estate Held for Sale                (262,201)         ---
      Investments in Real Estate
        Venture                              (98,684)      (106,687)
      (Payment to) Due to Affiliate         (730,229)       311,478
      Cash Received Upon Loan Fore-
        closure of Real Estate, Net            ---          900,000
      Payment of Liabilities Assumed
        at Foreclosure of Real Estate        (87,699)      (174,019)
                                         -----------    -----------
    Net Cash Provided By Investing
      Activities                          20,604,490        844,812
                                         -----------    -----------
    Cash Flows From Financing
    Activities:

      (Elimination of) Issuance
         of Shares of Common Stock           (19,606)        19,606
      Acquisition of Treasury Shares     (15,826,570)         ---
                                         -----------    -----------

    Net Cash (Used In) Provided By
      Financing Activities               (15,846,176)        19,606
                                         -----------    -----------
    Net Increase (Decrease) in Cash
      and Cash Equivalents                 2,085,286     (1,984,476)

    Cash and Cash Equivalents at
      Beginning of Period                    290,366      2,013,948
                                         -----------    -----------
    Cash and Cash Equivalents at
      End of Period                      $ 2,375,652    $    29,472
                                         ===========    ===========


    The accompanying notes are an integral part of the consolidated financial statements.



                         BANYAN STRATEGIC LAND FUND II
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)



         Readers of this quarterly report should refer to Banyan Strategic Land Fund II's (the "Fund's") audited consolidated financial statements for the year ended December 31, 1994, which are included in the Fund's 1994 Annual Report and Form 10-KSB, certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

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

         FINANCIAL STATEMENT PRESENTATION

         Certain reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 consolidated financial statements. These reclassifications have not changed the 1994 operating results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund.



   2. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES


         On February 9, 1995, the Fund received a cash distribution of $23,277 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). During the quarter ended March 31, 1995, the Fund recorded a $23,277 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust.

         On January 25, 1994, the Fund received net proceeds of $242,603 relating to a recovery of payments previously made into an escrow established as part of the 1992 class action settlement of the VMS securities litigation. The escrow was established to provide the directors of the Fund with monies to fund the cost of any litigation in which they were named as defendants following settlement of the class action. Subsequently, the directors have released the proceeds from the escrow and the Fund has purchased an insurance policy to cover the directors.


   3.    FORECLOSED REAL ESTATE HELD FOR SALE

         RANCHO MALIBU

         Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California. On July 1, 1992, a joint venture (the "Venture") between the Fund and Banyan Mortgage Investment Fund ("BMIF"), acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Fund owns a 98.6% general partner interest in the Venture while BMIF holds the remaining 1.4% as a limited partner. The Venture is consolidated in the accompanying financial statements.

         From the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu is appealing. The parties to the appeal have filed briefs and are awaiting the scheduling of oral arguments.

         Concurrent with the aforementioned appeal, the Venture is pursuing entitlements before the County of Los Angeles. On May 30, 1995, the Los Angeles County Regional Planning Commission, in a 3 to 2 vote, gave preliminary approval to a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. Formal findings have been drafted and will be presented to the Commissioners for approval at a later meeting as soon as the matter is placed by the Commission on the Commissioners' agenda. Once the findings are approved, the approval will be final unless appealed to the Los Angeles County Board of Supervisors. If appealed, no permit can be obtained and no development activities can commence until the Board of Supervisors acts.
   Development of the property is also contingent upon the issuance of a permit from the California Coastal Commission. An action to set aside that permit was brought by the City of Malibu in early 1994 and is currently on appeal as described above.

         During the six months ended June 30, 1995, the Fund expensed approximately $902,000 relating to entitlement activities, holding costs and litigation. These costs were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of June 30, 1995 and December 31, 1994, the Fund's carrying value of the property is $13,841,549.

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

         KEY BISCAYNE

         In 1990, title to 22 acres of property located in Key Biscayne, Florida, was conveyed to the Fund under a deed-in-lieu of foreclosure agreement. The Fund's parcel represented a portion of the "Key Biscayne Project"; the remainder was owned by THSP Associates Limited Partnership II ("THSP"), formerly known as Banyan Mortgage Investors L.P. III. The Fund and THSP had been developing the Key Biscayne Project pursuant to a Joint Development Agreement dated September 17, 1990 to which the Fund and THSP were parties ("JDA"). As of December 31, 1993, the Fund's carrying value for this asset was $42,740,410 which was based on the estimated value of the property assuming development. During 1994, the Fund and THSP engaged in extensive litigation in Florida and Illinois and settlement negotiations involving the Key Biscayne Project. On March 16, 1995 the Fund executed a settlement agreement with THSP. Pursuant to the settlement agreement, the Fund received cash and other consideration totalling approximately $24,700,000 and transferred to THSP ownership of the Fund's 22-acre site in Key Biscayne, Florida. The Fund also released all claims it had asserted to an adjacent parcel owned by THSP. In addition, the Fund and THSP consensually terminated all pending litigation and exchanged mutual releases.

         Of the $24,700,000 settlement, the Fund received approximately $21,500,000 in cash. The remaining $3,200,000 was used to pay approximately $1,500,000 in closing fees and prorations and to discharge the Fund's liability of approximately $1,700,000 due THSP for advances made to the Fund pursuant to the JDA. The Fund also reduced the Key Biscayne carrying value at December 31, 1994 for legal and other costs of approximately $775,000 which were anticipated related to the settlement. For the six months ended June 30, 1995, the Fund has expended $262,201 of the total $775,000 anticipated costs. As a result of the settlement, the Fund recorded a loss provision of approximately $19,700,000 as of December 31, 1994 which represented the difference between the net book value of the Fund's investment in the Key Biscayne project less the settlement amount as reduced by closing costs and prorations.

         LINDFIELD'S SINGLE FAMILY

         On June 16, 1995, the Fund sold six of the total of eleven lots of the Lindfield's Single Family property to an unaffiliated third party for $54,000. After prorations for closing costs of approximately $900 and payment of assumed liabilities of approximately $900, the Fund received net proceeds of approximately $52,200 and recognized a gain of approximately $9,500 on the sale.

         PALMDALE

         On June 20, 1995, the Fund sold the Palmdale property to an unaffiliated third party for approximately $350,300. After prorations for closing costs of approximately $24,600 and payment of assumed liabilities of approximately $178,200, the Fund received net proceeds of approximately $147,500 and recognized a loss of approximately $49,300 on the sale.


   4.    LOANS RECEIVABLE

         CHINO HILLS MORTGAGE LOAN

         The Fund was assigned an interest in a loan valued at $57,000 as a result of the Anden Group loan foreclosure on October 20, 1993. The loan was collateralized by a Deed of Trust secured by five acres of undeveloped land located in Chino Hills, California ("Chino Hills").
   The borrower was New Romanoffsky Church of California. The loan required monthly payments of interest at a rate of 9% and periodic principal payments scheduled through the maturity date of February 14, 1995. During the quarter ended March 31, 1995, the Fund received the final principal and interest payments of $16,000 and $360, respectively, on the loan and thereupon released its lien. The Fund has no further interest in the Chino Hills property.


   5.    INVESTMENT IN JOINT VENTURE

         H STREET ASSEMBLAGE

         The summary income statement information for the joint venture which owns the H Street Assemblage for the six months ended June 30, 1995 and 1994 is as follows:
                            1995           1994

    Total Revenues      $    218,862    $   196,670
                        ============   ============

    Net Loss            $    127,517    $   229,107
                        ============   ============

   6.    DUE TO AFFILIATES

         H STREET ASSEMBLAGE

         The Fund has entered into a partnership agreement with Banyan Strategic Realty Trust ("BSRT") regarding the ownership and operation of the H Street Assemblage (the "H Street Venture"). Under the terms of this Agreement, BSRT has the right, but is not obligated, to advance expenditures on behalf of the Fund. During 1994 and 1993, BSRT advanced to the H Street Venture all funds expended on the H Street Assemblage, including the Fund's portion. As provided in the H Street partnership agreement, all advances made by BSRT for the Fund's share of the H Street Venture's expenses bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Fund's total payable to BSRT was approximately $730,000. On March 24, 1995, the Fund repaid the December 31, 1994 outstanding balance of approximately $730,000 to BSRT. As of June 30, 1995, the H Street advances, and all interest thereon, made by BSRT have been repaid in full by the Fund.


   7.    TRANSACTIONS WITH AFFILIATES

         Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that Fund. The Fund's costs for the six months ended June 30, 1995 and 1994 aggregated $363,663 and $334,919, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of June 30, 1995, the Fund had a net payable due to BMC of $2,530. The net payable is included in accounts payable and accrued expenses in the Fund's Consolidated Balance Sheet.


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


   9.    TENDER OFFER

         On April 28, 1995, the Fund's Board of Directors commenced a tender offer whereby the Fund offered to acquire from its stockholders up to 10,000,000 shares at a price of $1.70 per share. The tender offer was commenced on May 5, 1995 and expired at midnight on June 5, 1995. The trading price of the Fund's stock on the last day prior to commencement of the tender offer was $1.31 per share. The tender offer resulted in the purchase by the Fund of 9,309,747 shares for a total purchase price of $15,826,570.


   10. ELIMINATION OF AWARD SHARES OUTSTANDING AND WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

         On April 29, 1994, the Fund issued 17,428 shares of its common stock to Leonard G. Levine, its President. Pursuant to Mr. Levine's amended employment agreement, all incentive amounts earned subsequent to January 1, 1993 are to be paid 80% in cash on or before March 15 of the year following the period for which the incentive is earned and 20% in shares ("Award Shares") of the Fund. On January 28, 1994, Mr. Levine was paid $78,425 representing 80% of his 1993 incentive. The 17,428 Award Shares valued at $1.125 per share or $19,606, represented 20% of Mr. Levine's 1993 incentive and were to be held by the Fund, pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Fund without just cause; or (iii) the permanent disability or death of Mr. Levine. The Award Shares' price of $1.125 per share was based upon the average closing price of the Fund's shares for the five business days ended prior to December 31, 1993. At a meeting of the Fund's Board of Directors on April 28, 1995, the Board of Directors amended Mr. Levine's employment agreement with respect to the issuance of Award Shares. Mr. Levine will no longer receive actual shares of the Fund's Common Stock as Award Shares. Under Mr. Levine's amended employment agreement, an "Award Share" has been redefined to mean the right to receive a cash bonus equal to: (i) the value of one share of Common Stock of the Fund; and (ii) any distributions of the Fund with respect to a share of Common Stock between the Grant Date and the Settlement Date. The value of an Award Share on a Grant Date and on a Settlement Date will be the average closing price of the Fund's shares of Common Stock for the five business days ended at the Grant Date or the Settlement Date, as the case may be. Mr. Levine will continue to receive twenty percent (20%) of his Incentive Compensation in Award Shares. At the time upon which Mr. Levine determines to dispose of Award Shares, Mr. Levine will notify the Company of the number of Award Shares he wishes to tender and he will receive from the Company a cash bonus equal to the value of the Award Shares tendered to the Company. The cash bonus from the Award Shares attributable to distributions will be paid currently for all distributions declared for stockholders of record between the Grant Date and the Settlement Date. Shares of Common Stock previously issued as Award Shares were converted into cash bonus shares as described above on April 28, 1995, as provided for in the amended employment agreement. The 17,428 shares as previously issued on April 29, 1994 have been excluded effective April 28, 1995 when calculating Net Income Per Share of Common Stock Based on Weighted Average Number of Shares Outstanding. The Award Shares will continue to be subject to the existing vesting provisions. The amendment is intended to preserve the original intent of the Award Shares which was to further align the interests of Mr. Levine with those of the Fund's stockholders. All Award Shares shall be forfeited by Mr. Levine if he fails to be employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause.


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

         Due to the modest size of the Fund's cash position prior to March 1995, and the uncertainty regarding its remaining assets and their future cash requirements, the Fund had suspended distributions to stockholders. The receipt of proceeds relating to collections on mortgage loans, the Key Biscayne settlement and disposition of properties caused the Fund to reassess the reinstatement of distributions. Management proposed several alternatives to the Board of Directors of the Fund in connection with the utilization of the Fund's net cash proceeds in excess of those needed for operations. The distribution strategies included various options such as a pro-rata distribution to all stockholders, an open-market stock repurchase program, or a self tender offer. On April 28, 1995, the Fund's Board of Directors commenced a self tender offer whereby the Fund offered to acquire from its stockholders up to 10,000,000 shares at a price of $1.70 per share. The tender offer was commenced on May 5, 1995 and expired at midnight on June 5, 1995. The trading price of the Fund's stock on the last day prior to commencement of the tender offer was $1.31 per share. The tender offer resulted in the purchase by the Fund of 9,309,747 shares for a total purchase price of $15,826,570. The Fund's management will continue to periodically assess the status of the Fund's assets, evaluate its distribution policy and the overall business plan for the Fund as cash proceeds are recovered from its current assets.


   LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at June 30, 1995 and December 31, 1994 was $2,375,652 and $290,366, respectively.
   The increase in total cash and cash equivalents of approximately $2,085,000 is primarily due to the receipt of approximately $21,500,000 relating to proceeds from the resolution of the Key Biscayne project and the settlement of the Key Biscayne litigation. See Litigation and Contingencies for further details. Also contributing to this increase in total cash and cash equivalents was approximately $200,000 relating to proceeds received from the sale of the Palmdale property and a portion of the Lindfield Single Family property in June 1995 (see Results of Operations for further details), the receipt of forfeited proceeds from sales contracts of $43,824 relating to the Hemet III property, Lindfield's Single Family property and Lake Rogers property, the receipt of a final principal payment of $16,000 relating to the Fund's Chino Hill mortgage loan, a $23,277 recovery of losses on loans, notes and interest receivable relating to the VMS liquidating trust and the receipt of interest earned on the Fund's short term investments. Partially offsetting these cash receipts was the Fund's purchase of its shares of common stock pursuant to the self tender offer totalling $15,826,570 as discussed above, the payment of approximately $902,000 related to entitlement, litigation and holding costs associated with the Rancho Malibu property, the repayment of $730,229 to Banyan Strategic Realty Trust ("BSRT") relating to advances made on behalf of the Fund for H Street Assemblage expenditures, $262,201 in payments of liabilities assumed relating to legal costs associated with the Key Biscayne settlement and the payment of the Fund's operating expenses.

         During 1993, THSP Associates Limited Partnership II ("THSP") (formerly known as Banyan Mortgage Investors L.P. III) advanced all costs, totalling $2,232,320, associated with the development of the Key Biscayne Project, including the Fund's share of such costs. As provided in the Joint Development Agreement, all advances made by THSP for the Fund's share of the Key Biscayne Project bore interest at a rate of 15% per annum until repaid. On November 24, 1993, the Fund repaid $865,000 to THSP representing a principal payment of $692,000 and accrued interest of $173,000.

         As of December 31, 1994, the Fund's total payable to THSP was approximately $1,725,000 which represented the principal balance of $1,540,000 as of December 31, 1993 plus accrued interest through December 31, 1994. The Fund's obligation with respect to these advances was discharged pursuant to the settlement of Key Biscayne litigation on March 16, 1995. See Litigation and Contingencies for further details.

         The Fund has entered into a partnership agreement with Banyan Strategic Realty Trust ("BSRT") regarding the ownership and operation of the H Street Assemblage (the "H Street Venture"). Under the terms of this Agreement, BSRT has the right, but is not obligated, to advance expenditures on behalf of the Fund. During 1994 and 1993, BSRT advanced to the H Street Venture all funds expended on the H Street Assemblage, including the Fund's portion. As provided in the H Street partnership agreement, all advances made by BSRT for the Fund's share of the H Street Venture's expenses bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Fund's total payable to BSRT was approximately $730,000. On March 24, 1995, the Fund repaid the December 31, 1994 outstanding balance of approximately $730,000 to BSRT. As of June 30, 1995, the H Street advances, and all interest thereon, made by BSRT have been repaid in full by the Fund.

         On February 9, 1995, the Fund received a cash distribution of $23,277 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates. During the quarter ended March 31, 1995, the Fund recorded a $23,277 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust.

         The Fund's future source of liquidity is expected to be funded from cash proceeds from the sale of its properties, collection of principal and interest on the Fund's mortgage loans, distributions of cash from the liquidating trust of which the Fund is a beneficiary and interest earned on the Fund's short-term investments. At the present time, the Fund's cash position, as well as anticipated cash to be generated from the sale of land parcels which had collateralized the Westholme loans, is anticipated to provide adequate liquidity to meet the Fund's operating expenses plus the holding costs and operating expenses consistent with the Fund's business plan for the H Street Assemblage, Rancho Malibu property and the land parcels acquired through the Westholme foreclosure.

         As of June 30, 1995 and December 31, 1994, the Fund's mortgage loan portfolio consisted of two and three loans, respectively, with carrying values totaling $785,000 and $801,000, respectively. During the quarter ended March 31, 1995, the Fund received a final principal and interest payment on the Chino Hills loan totaling $16,360.

         On a quarterly basis, management reviews the mortgage loans in the Fund's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including analysis of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Fund's portfolio. Management also reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair value.
   Management has determined not to take any write downs for the quarter ended June 30, 1995.

         The Fund's ability to make future distributions to its stockholders is dependent upon, among other things: (i) the eventual sales price of properties to which the Fund has taken title; (ii) operating results of the Fund's properties; (iii) the Fund's ability to control its operating expenses; and (iv) the general improvement of conditions in the real estate markets where the Fund's properties or loan collateral are located. As discussed above, pursuant to the direction of the Fund's Board of Directors, the Fund, on May 5, 1995 commenced a self tender offer which caused a distribution of the net cash proceeds of $15,826,570 in excess of those needed for operations.


   RESULTS OF OPERATIONS

         Total income for the six months ended June 30, 1995 increased to $254,261 from $65,941 for the six months ended June 30, 1994. This increase was due to an increase in income on investments offset partially by a decrease in interest on loans. The increase in income on investments is due to an increase in cash available for investment due primarily to the proceeds received on March 17, 1995 from the resolution of the Key Biscayne project pursuant to the settlement of the Key Biscayne litigation as discussed above. The decrease in interest on loans is due primarily to a decrease in loans receivable. Loans receivable decreased in 1995 when compared to 1994 due to the Westholme Partners Notes I and II foreclosures which occurred in March of 1994.

         Total expenses for the six months ended June 30, 1995 decreased to $2,288,334 from $2,521,606 for the six months ended June 30, 1994. This decrease of approximately $233,000 for the six months ended June 30, 1995 when compared to the prior year's period is due primarily to a decrease of approximately $658,000 in total expenses from property operating activities partially offset by an increase of approximately $425,000 in total other expenses. The decrease in total property operating expenses is due primarily to a decrease in interest expense on advances from affiliates, a decrease in net loss from operations of foreclosed real estate held for sale and a decrease in net loss from operations of real estate venture. Interest on advances from affiliates decreased due to the Fund's settlement of the Key Biscayne litigation whereby the Fund's payable to THSP as of December 31, 1994 was discharged in 1995. In addition, during March 1995 the Fund paid in full the total outstanding advances to BSRT in relation to the H Street Assemblage expenditures thereby creating a further decrease in interest on advances from affiliates. As a result of the Key Biscayne settlement, net loss from operations of foreclosed real estate held for sale decreased approximately $540,000 for the six month period in 1995 when compared to the same period in 1994 due to the elimination of real estate tax expense and other holding costs associated with the Fund's interest in the Key Biscayne Project. See below for discussion of the decrease in net loss from operations of real estate venture. The decrease in total property operating expenses is partially offset by the $39,846 net loss on the disposition of foreclosed real estate held for sale relating to the disposition of Fund's interest in the Palmdale property and a portion of the Lindfield's Single Family property in 1995 (see below for further details). The increase in total other expenses is due primarily to increases in other professional fees and general and administrative expenses, as well as a $242,603 recovery of class action settlement costs and expenses recorded in 1994 relating to the release of an escrow established as part of the 1992 class action settlement of the VMS securities litigation. Other professional fees increased due to the Fund's legal costs regarding the Key Biscayne litigation. General and administrative expenses increased due to the increase in the hours and expenses allocated to the Fund by Banyan Management Corp. personnel as a result of the Key Biscayne litigation. In addition, general and administrative costs further increased as a result of additional administrative expenses associated with the Rancho Malibu litigation and entitlement activities (see below for details). These changes were offset by decreases in stockholder expenses and directors' fees, expenses and insurance. The decrease in stockholder expenses is due to the timing of the payment for proxy costs of the Fund. Director's fees, expenses and insurance decreased due to a decrease in the number of meetings held during 1995 as compared to the same period in 1994.

         The above discussed changes resulted in an decrease in the net loss for the six months ended June 30, 1995 to $2,034,073 ($0.11 per share) from $2,455,665 ($0.13 per share) for the six months ended June 30, 1994.

         Total income for the three months ended June 30, 1995 increased to $210,854 from $26,496 for the three months ended June 30, 1994. This increase was due primarily to an increase in income on investments. The increase in income on investments is due to an increase in cash available for investment due primarily to the proceeds received on March 17, 1995 from the resolution of the Key Biscayne litigation as discussed above.

         Total expenses for the three months ended June 30, 1995 decreased to $972,648 from $1,409,062 for the three months ended June 30, 1994. This decrease of approximately $436,000 for the three months ended June 30, 1995 when compared to the prior year's period is due primarily to a decrease of approximately $375,000 in total expenses from property operating activities and approximately $61,000 in total other expenses. The decrease in total property operating expenses is due primarily to a decrease in interest expense on advances from affiliates and a decrease in net loss from operations of foreclosed real estate held for sale. Interest on advances from affiliates decreased due to the Fund's settlement of the Key Biscayne litigation whereby the Fund's payable to THSP as of December 31, 1994 was discharged in 1995. In addition, during March 1995, the Fund paid in full the total outstanding advances to BSRT in relation to the H Street Assemblage expenditures thereby creating a further decrease in interest on advances from affiliates. As a result of the settlement agreement with THSP relating to the Key Biscayne project during March 1995, net loss from operations of foreclosed real estate held for sale decreased by approximately $300,000 in 1995 as compared to the same period in 1994. The decrease in total other expenses is due primarily to decreases in stockholder expenses, directors fees, expenses and insurance and other professional fees. The decrease in stockholder expenses is due to the timing of the payment for proxy costs of the Fund. Director's fees, expenses and insurance decreased due to a decrease in the number of meetings held during 1995 as compared to the same period in 1994. Other professional fees decreased due to nonrecurring legal costs incurred in 1994 relating to the Fund's Key Biscayne litigation.

         During the six and three months ended June 30, 1995, the Fund recognized a net loss of $59,933 and $33,685, respectively, from the operations of the H Street Venture. The decrease in the net loss for 1995 when compared to net losses for the six months and quarter ended June 30, 1994 of $107,681 and $66,822, respectively, is primarily due to a reduction in legal costs paid in 1994 relating to the successful real estate tax appeal which reduced the property's assessed taxable value in 1994. In addition, legal and entitlement costs for 1995 were further reduced when compared to 1994 due to the nonrecurring payment for professional services associated with obtaining the historic preservation rights in 1994. The Fund has completed and obtained the zoning, entitlement and historic preservation rights for the development of an approximately 300,000 square foot commercial building on the H Street Assemblage. The Fund has not made any significant capital expenditures on this asset and is allowing occupancy to decline by selectively retenanting the Victor building at the H Street Assemblage with short term leases so that the building will be more marketable to a potential buyer which would need to vacate the Victor building before the H Street Assemblage can be redeveloped. The H Street Venture is currently marketing the H Street Assemblage for sale.

         The above discussed changes resulted in an decrease in the net loss for the three months ended June 30, 1995 to $761,794 ($0.05 per share) from $1,382,566 ($0.07 per share) for the three months ended June 30, 1994.


   PROPERTY OPERATIONS

         Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California owned by a joint venture between the Fund and Banyan Mortgage Investment Fund (the "Venture"). From the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu is appealing. The parties to the appeal have filed briefs and are awaiting the scheduling of oral arguments.

         Concurrent with the aforementioned appeal, the Venture is pursuing entitlements before the County of Los Angeles. On May 30, 1995, the Los Angeles County Regional Planning Commission, in a 3 to 2 vote, gave preliminary approval to a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. Formal findings have been drafted and will be presented to the Commissioners for approval at a later meeting as soon as the matter is placed by the Commission on the Commissioners' agenda. Once the findings are approved, the approval will be final unless appealed to the Los Angeles County Board of Supervisors. If appealed, no permit can be obtained and no development activities can commence until the Board of Supervisors acts.
   Development of the property is also contingent upon the issuance of a permit from the California Coastal Commission. An action to set aside that permit was brought by the City of Malibu in early 1994 and is currently on appeal as described above.

         During the six months ended June 30, 1995, the Fund expensed approximately $902,000 on Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of June 30, 1995 and December 31, 1994, the Fund's carrying value of the property was $13,841,549.

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

         On June 16, 1995, the Fund sold six of the total of eleven lots of the Lindfield's Single Family property to an unaffiliated third party for $54,000. After prorations for closing costs of approximately $900 and payment of assumed liabilities of approximately $900, the Fund received net proceeds of approximately $52,200 and recognized a gain of approximately $9,500 on the sale.

         On June 20, 1995, the Fund sold the Palmdale property to an unaffiliated third party for approximately $350,300. After prorations for closing costs of approximately $24,600 and payment of assumed liabilities of approximately $178,200, the Fund received net proceeds of approximately $147,500 and recognized a loss of approximately $49,300 on the sale.


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

         Of the $24,700,000 settlement, the Fund received approximately $21,500,000 in cash. The remaining $3,200,000 was used to pay approximately $1,500,000 in closing costs and prorations and to discharge the Fund's liability of approximately $1,700,000 due THSP for advances made to the Fund pursuant to a prior agreement between the Fund and THSP. As a result of the settlement, the Fund recorded a year-end valuation provision of approximately $19,700,000 which represented the difference between the net book value of the Fund's investment in the Key Biscayne project less the settlement amount as reduced by closing costs and prorations.

         As a result of the settlement of the litigation with THSP, a major uncertainty was removed which had negatively impacted the Fund. The amount of the settlement was less than the net book value of the Key Biscayne Property, but the Fund's ability to fully recover its carrying value was contingent upon its ability to jointly develop the Key Biscayne project with THSP. As the litigation and settlement negotiations evolved, it became evident to management of the Fund that joint development of the Key Biscayne property would occur, if at all, only after a costly and protracted legal battle. By accepting the settlement, the Fund intends to redirect its resources toward the successful completion of its business plans for its remaining assets.


                          PART II - OTHER INFORMATION




   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)   No exhibits are included with this Report.

         (b) No Reports on Form 8-K were filed during the quarter ended June 30, 1995.


                                  SIGNATURES


        PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

   BANYAN STRATEGIC LAND FUND II



   By:   /s/ Leonard G. Levine                         Date:  August 9, 1995
         Leonard G. Levine, President




   By:   /s/ Joel L. Teglia                            Date:  August 9, 1995
         Joel L. Teglia, Vice President
         Finance and Administration, Chief
         Financial and Accounting Officer