Form 10-Q
period 1995-09-30
BANYAN STRATEGIC LAND FUND II
filed 1995-11-13
CIK 812914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB


( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995


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



Shares of common stock outstanding as of November 10, 1995:  9,936,421.

Transitional Small Business Disclosure Format:  YES   .  NO X .


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BANYAN STRATEGIC LAND FUND II
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)


                                     1995              1994
 ASSETS

 Cash and Cash Equivalents       $    205,556      $    290,366
 Interest Receivable on
   Investments                          6,297             ---
 Interest Receivable on
   Loans                               48,125            26,357
 Investment Securities              1,324,830             ---
                                 ------------      ------------

                                    1,584,808           316,723
                                 ------------      ------------

 Loans Receivable                     785,000           801,000
 Foreclosed Real Estate
   Held for Sale, Net              16,149,764        37,809,395
 Investment in Real Estate
   Venture                          7,395,351         7,093,058
 Other Assets                         925,464           476,898
                                 ------------      ------------


 Total Assets                    $ 26,840,387      $ 46,497,074
                                 ============      ============

 LIABILITIES AND
   STOCKHOLDERS'
   EQUITY


 Liabilities

 Accounts Payable and
   Accrued Expenses              $    619,951      $    955,825
 Accrued Real Estate Taxes            112,131           170,769
 Liabilities Assumed at
   Foreclosure of Real
   Estate                             189,465           456,186
 Due to Affiliates                      ---             730,229
                                 ------------      ------------

 Total Liabilities                    921,547         2,313,009
                                 ------------      ------------

 Stockholders' Equity

 Shares of Common Stock,
   $0.01 Par Value,
   50,000,000 Authorized,
   19,266,268 and 19,283,696
   Shares Issued, respectively    170,927,133       170,946,739
 Accumulated Deficit             (129,154,086)     (126,735,037)
 Treasury Stock at cost,
   9,329,847 and 20,100
   Shares, respectively           (15,854,207)          (27,637)
                                 ------------      ------------


 Total Stockholders' Equity        25,918,840        44,184,065
                                 ------------      ------------

 Total Liabilities and
   Stockholders' Equity          $ 26,840,387      $ 46,497,074
                                 ============      ============

 Book Value Per Share of
   Common Stock (9,936,421
   and 19,263,596 Shares         $       2.61      $       2.29
   Outstanding, respectively)    ============      ============



 The accompanying notes are an integral part of the consolidated financial statements.



                         BANYAN STRATEGIC LAND FUND II
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

 INCOME                                1995             1994

 Income From Lending and
   Investing Activities:
   Interest on Loans                $    19,871     $     57,193
   Income on Investments                350,946           34,274
                                    -----------     ------------
   Total Income From Lending and
     Investing Activities               370,817           91,467
                                    -----------     ------------
 EXPENSES
 Expenses From Property
 Operating
   Activities:

   Interest on Advances From
     Affiliates                          17,712          218,918
   Net Loss From Disposition of
     Foreclosed Real Estate Held
     for Sale, Net                       39,846            ---
   Net Loss From Disposition of
     Note Receivable                      ---             65,000
   Net Loss From Operations of
     Foreclosed Real Estate Held
     for Sale                         1,236,070        2,294,083

   Net (Income) Loss From
     Operations of Real Estate
     Venture                           (174,972)         167,132
                                    -----------     ------------
   Total Expenses From Property
     Operating Activities             1,118,656        2,745,133
                                    -----------     ------------
 Other Expenses:
   Stockholder Expenses                 183,752          186,610
   Directors' Fees, Expenses and
     Insurance                          323,416          379,882
   Other Professional Fees              429,003          539,667
   General and Administrative           758,316          656,103
   Recovery of Losses on Loans,
     Notes, Interest Receivable
     and Class Action Settlement
     Costs and Expenses                 (23,277)        (242,603)
                                    -----------     ------------
   Total Other Expenses               1,671,210        1,519,659
                                    -----------     ------------
 Total Expenses                       2,789,866        4,264,792
                                    -----------     ------------

 Net Loss                           $(2,419,049)    $ (4,173,325)
                                    ===========     ============
 Net Loss Per Share of Common
   Stock (Based on the Weighted
   Average Number of Shares
   Outstanding of 15,297,847
   and 19,256,063, respectively)    $     (0.16)    $      (0.22)
                                    ===========     ============

 The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC LAND FUND II
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

 INCOME                                 1995             1994
 Income From Lending and
   Investing Activities:
   Interest on Loans                 $     8,989     $     16,637
   Income on Investments                 107,567            8,889
                                     -----------     ------------
   Total Income From Lending and
     Investing Activities                116,556           25,526
                                     -----------     ------------
 EXPENSES
 Expenses From Property Operating
   Activities:
   Interest on Advances From
     Affiliates                            ---             79,986
   Net Loss From Disposition of
     Note Receivable                       ---             65,000
   Net Loss From Operations of
     Foreclosed Real Estate Held
     for Sale                            322,855          851,459
   Net (Income) Loss From
     Operations of Real Estate
     Venture                            (234,905)          59,451
                                     -----------     ------------
   Total Expenses From Property
     Operating Activities                 87,950        1,055,896
                                     -----------     ------------
 Other Expenses:
   Stockholder Expenses                   88,451           43,143
   Directors' Fees, Expenses and
     Insurance                            87,856          126,487
   Other Professional Fees                62,741          335,005
   General and Administrative            174,534          182,655
                                     -----------     ------------
   Total Other Expenses                  413,582          687,290
                                     -----------     ------------

 Total Expenses                          501,532        1,743,186
                                     -----------     ------------


 Net Loss                            $  (384,976)    $ (1,717,660)
                                     ===========     ============
 Net Loss Per Share of Common
   Stock (Based on the Weighted
   Average Number of Shares
   Outstanding of 9,936,421
   and 19,263,596, respectively)     $     (0.04)    $      (0.09)
                                     ===========     ============



 The accompanying notes are an integral part of the consolidated financial statements.



                         BANYAN STRATEGIC LAND FUND II
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)




                          Common Stock             Accumulated       Treasury
                       Shares       Amount           Deficit          Stock           Total

Stockholders'
Equity,
December 31,       19,283,696    $170,946,739    $(126,735,037)   $    (27,637)    $44,184,065
1994


Elimination
of Award Shares
Issued                (17,428)        (19,606)           ---             ---           (19,606)

Acquisition
of 9,309,747
Shares of
Treasury
Stock, at
Cost                    ---             ---              ---       (15,826,570)    (15,826,570)


Net Loss                ---             ---         (2,419,049)          ---        (2,419,049)
                  -----------    ------------     ------------    ------------     ------------



Stockholders'
Equity,
September 30,
1995               19,266,268    $170,927,133    $(129,154,086)   $(15,854,207)    $25,918,840
                  ===========    ============     ============    ============     ===========














The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC LAND FUND II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


                                            1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                $ (2,419,049)   $(4,173,325)

Adjustments to Reconcile Net
  Loss to Net Cash Used In
  Operating Activities:
  Net Loss From Disposition of
    Foreclosed Real Estate Held
    for Sale, Net                             39,846          ---
  Loss on Disposition of Note
    Receivable                                 ---           65,000
  Recovery of Losses on Loans, Notes
    and Interest Receivable and
    Class Action Settlement Costs
    and Expenses                             (23,277)      (242,603)
  Net (Income) Loss From Operations
    of Real Estate Venture                  (174,972)       167,132
Net Change In:
  Interest Receivable on Investments          (6,297)        49,152
  Interest Receivable on Loans               (21,768)       (52,017)
  Other Assets                              (448,566)      (225,284)
  Accounts Payable and Accrued
    Expenses                                (335,874)       873,821
  Accrued Real Estate Taxes                  (58,638)       (15,474)
                                         -----------    -----------
Net Cash Used In Operating Activities     (3,448,595)    (3,553,598)
                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of Investment
    Securities                            (2,134,298)      (687,018)
  Proceeds from Sale of Investment
    Securities                               499,139        181,646
  Principal Payments on Investment
    Securities                               310,329        367,240
  Proceeds from the Sale of Fore-
    closed Real Estate Held for Sale      21,700,202        310,690
  Proceeds from the Sale of Note
    Receivable                                 ---          200,000
  Recovery of Losses on Loans, Notes
    and Interest Receivable and
    Class Action Settlement Costs
    and Expenses                              23,277        242,603
  Collection of (Investment in) Loans
    Receivable, Net                           16,000       (160,508)
  Forfeited Proceeds from Sales
    Contracts                                 58,086         98,315
  Payment of Liabilities Assumed
    at Sale of Foreclosed Real Estate
    Held for Sale                           (317,525)         ---
  Investments in Real Estate Venture        (127,321)      (216,934)
  (Payment to) Due to Affiliate             (730,229)       536,058
  Cash Received Upon Loan Fore-
    closure of Real Estate, Net                ---          900,000
  Payment of Liabilities Assumed
    at Foreclosure of Real Estate            (87,699)      (184,474)
                                         -----------    -----------
Net Cash Provided By Investing
  Activities                              19,209,961      1,587,618
                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:


  (Elimination of) Issuance of Shares
     of Common Stock                         (19,606)        19,606
  Acquisition of Treasury Shares         (15,826,570)         ---
                                         -----------    -----------
Net Cash (Used In) Provided By
  Financing Activities                   (15,846,176)        19,606
                                         -----------    -----------
Net Decrease in Cash and Cash
  Equivalents                                (84,810)    (1,946,374)

Cash and Cash Equivalents at
  Beginning of Period                        290,366      2,013,948
                                         -----------    -----------
Cash and Cash Equivalents at
  End of Period                          $   205,556    $    67,574
                                         ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC LAND FUND II
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (UNAUDITED)



      Readers of this quarterly report should refer to Banyan Strategic Land Fund II's (the "Fund's") audited consolidated financial statements for the year ended December 31, 1994, which are included in the Fund's 1994 Annual Report and Form 10-KSB, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

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

      FINANCIAL STATEMENT PRESENTATION

      Certain reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 consolidated financial statements. These reclassifications have not changed the 1994 operating results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund.




2.    INVESTMENT SECURITIES

      The Fund's investment securities portfolio at September 30, 1995 is as follows:

                            Amortized Cost
                                Net of
                              Principal      Estimated
                               Paydowns     Market Value
Name of Issuer and Title       Received     at Sept. 30,
of Each Issue               Sept. 30, 1995   1995  (2)

Federal National Mortgage       $  204,628   $  206,428
Association, (1)
6.5%, 7/05/95-
7/25/2016

Federal Home Loan                  628,831      626,169
Mortgage Corp., 6.0%,
7/05/95-6/25/2014 (1)

Collateralized                     491,371      486,571
Mortgage Security
Corp., 9.0%, 7/05/95-
6/25/2007
                                ----------   ----------
                                $1,324,830   $1,319,168
                                ==========   ==========

(1) The guaranteed REMIC Pass-Through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment securities is dependent upon the repayment of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The maturity of these investment securities, under the market conditions as of the third quarter of 1995, is expected to be from June 25, 2004 to July 25, 2016. These expectations may change as interest rates on mortgage loans change.

(2) The estimated market value of the Fund's investment securities as of September 30, 1995 approximates its carrying value; therefore, the Fund has not recorded any unrealized loss on such securities.



3. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES


      On February 9, 1995, the Fund received a cash distribution of $23,277 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). During the quarter ended March 31, 1995, the Fund recorded $23,277 of this distribution as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses.

      On January 25, 1994, the Fund received net proceeds of $242,603 as a recovery of payments previously made into an escrow established as part of the 1992 class action settlement of the VMS securities litigation. The escrow was established to provide the directors of the Fund with monies to fund the cost of any litigation in which they might be named as defendants following settlement of the class action. Subsequently, the directors have released the proceeds from the escrow and the Fund has purchased an insurance policy to cover the officers and directors.


4.    FORECLOSED REAL ESTATE HELD FOR SALE

      RANCHO MALIBU

      Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California. On July 1, 1992, a joint venture (the "Venture") between the Fund and Banyan Mortgage Investment Fund ("BMIF"), acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Fund owns a 98.6% general partner interest in the Venture while BMIF holds the remaining 1.4% as a limited partner. The Venture's results are consolidated in the accompanying financial statements. From the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu has appealed. The parties to the appeal have filed briefs and have presented oral arguments. A decision is expected by January 15, 1996.

      Concurrent with the aforementioned appeal, the Venture is pursuing entitlements before the County of Los Angeles. On May 30, 1995, the Los Angeles County Regional Planning Commission, in a 3 to 2 vote, gave preliminary approval to a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. Formal findings were drafted and approved by the Commissioners. The approval of the findings has been appealed to the Los Angeles County Board of Supervisors. The appeal is scheduled to be heard on December 7, 1995. No permit can be obtained and no development activities can commence until the Board of Supervisors makes a determination on the appeal. Development of the property is also contingent upon the issuance of a permit from the California Coastal Commission. The action to set aside that permit is currently on appeal as described above.

      During the nine months ended September 30, 1995, the Fund expended approximately $1,169,000 relating to entitlement activities, holding costs and litigation. These costs were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of September 30, 1995 and December 31, 1994, the Fund's carrying value of the property is $13,841,549.

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



      KEY BISCAYNE

      In 1990, title to 22 acres of property located in Key Biscayne, Florida, was conveyed to the Fund under a deed-in-lieu of foreclosure agreement. The Fund's parcel represented a portion of the "Key Biscayne Project"; the remainder was owned by THSP Associates Limited Partnership II ("THSP"), formerly known as Banyan Mortgage Investors L.P. III. The Fund and THSP had been developing the Key Biscayne Project pursuant to a Joint Development Agreement dated September 17, 1990 to which the Fund and THSP were parties ("JDA"). As of December 31, 1993, the Fund's carrying value for this property was $42,740,410 which was based on the estimated value of the property assuming completion of the development plan. During 1994, the Fund and THSP engaged in extensive litigation in Florida and Illinois and settlement negotiations involving the Key Biscayne Project. On March 16, 1995 the Fund executed a settlement agreement with THSP. Pursuant to the settlement agreement, the Fund received cash and other consideration totalling approximately $24,700,000 and transferred to THSP ownership of the Fund's 22-acre site in Key Biscayne, Florida. The Fund also released all claims it had asserted to an adjacent parcel owned by THSP. In addition, the Fund and THSP consensually terminated all pending litigation and exchanged mutual releases.

      Of the $24,700,000 settlement, the Fund received approximately $21,500,000 in cash. The remaining $3,200,000 was used to pay approximately $1,500,000 in closing fees and prorations and to discharge the Fund's liability of approximately $1,700,000 due THSP for advances made to the Fund pursuant to the JDA. The Fund also reduced the Key Biscayne carrying value at December 31, 1994 for legal and other costs of approximately $775,000 which were anticipated related to the settlement. For the nine months ended September 30, 1995, the Fund has expended approximately $318,000 of the total $775,000 anticipated costs. As a result of the settlement, the Fund recorded a loss provision of approximately $19,700,000 as of December 31, 1994 which represented the difference between the net book value of the Fund's investment in the Key Biscayne project less the settlement amount as reduced by closing costs and prorations.

      LINDFIELD'S SINGLE FAMILY

      On June 16, 1995, the Fund sold six of the eleven lots comprising the Lindfield's Single Family property to an unaffiliated third party for $54,000. After prorations for closing costs of approximately $900 and payment of assumed liabilities of approximately $900, the Fund received net proceeds of approximately $52,200 and recognized a gain of approximately $9,500 on the sale.

      PALMDALE

      On June 20, 1995, the Fund sold the Palmdale property to an unaffiliated third party for approximately $350,300. After prorations for closing costs of approximately $24,600 and payment of assumed liabilities of approximately $178,200, the Fund received net proceeds of approximately $147,500 and recognized a loss of approximately $49,300 on the sale.




5.    LOANS RECEIVABLE

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


6.    INVESTMENT IN JOINT VENTURE

      H STREET ASSEMBLAGE

      The summary income statement information for the joint venture which owns the H Street Assemblage for the nine months ended September 30, 1995 and 1994 is as follows:
                         1995          1994

Total Revenues       $    409,991   $   301,943
                     ============  ============

Net Income (Loss)    $    372,281   $  (355,601)
                     ============  ============


7.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC").
These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity. The Fund's allocable share of costs for the nine months ended September 30, 1995 and 1994 aggregated $467,909 and $468,443, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of September 30, 1995, the Fund had a net receivable due from BMC of $142,744. The net receivable is included in other assets in the Fund's Consolidated Balance Sheet.


8.    TENDER OFFER

      On May 5, 1995, the Fund commenced a tender offer for up to 10,000,000 shares of its stock at a price of $1.70 per share. The tender offer expired at midnight on June 5, 1995. The trading price of the Fund's stock on the last day prior to commencement of the tender offer was $1.31 per share. The tender offer resulted in the purchase by the Fund of 9,309,747 shares for a total purchase price of $15,826,570. The shares purchased pursuant to the tender offer have been excluded effective June 5, 1995 when calculating Net Income Per Share of Common Stock Based on Weighted Average Number of Shares Outstanding.


9. ELIMINATION OF AWARD SHARES OUTSTANDING AND WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

      On April 29, 1994, the Fund issued 17,428 shares of its common stock to Leonard G. Levine, its President. Pursuant to Mr. Levine's amended employment agreement, all incentive amounts earned subsequent to January 1, 1993 are paid 80% in cash on or before March 15 of the year following the period for which the incentive is earned and 20% in shares ("Award Shares") of the Fund. On January 28, 1994, Mr. Levine was paid $78,425 representing 80% of the incentive earned during 1993. Mr. Levine's right to the remaining 20% of the incentive compensation, which equates to 17,428 shares valued at $19,606, vests on the earlier of: (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Fund without just cause; or (iii) the permanent disability or death of Mr. Levine. The "Award Shares" were issued at a price equal to $1.125 per share which was the average closing price of the Fund's shares for the five business days ended prior to December 31, 1993. At a meeting of the Fund's Board of Directors on April 28, 1995, the Board of Directors amended Mr. Levine's employment agreement with respect to the issuance of Award Shares. Mr. Levine will no longer receive actual shares of the Fund's Common Stock as Award Shares. Under Mr. Levine's amended employment agreement, an "Award Share" has been redefined to mean the right to receive a cash bonus equal to: (i) the value of one share of Common Stock of the Fund; and (ii) any distributions of the Fund with respect to a share of Common Stock between the Grant Date and the Settlement Date. The value of an Award Share on a Grant Date and on a Settlement Date will be the average closing price of the Fund's shares of Common Stock for the five business days ended at the Grant Date or the Settlement Date, as the case may be. Mr. Levine will continue to receive twenty percent (20%) of his Incentive Compensation in Award Shares. At the time upon which Mr. Levine determines to dispose of Award Shares, Mr. Levine will notify the Company of the number of Award Shares he wishes to tender and he will receive from the Company a cash bonus equal to the value of the Award Shares tendered to the Company. The cash bonus from the Award Shares attributable to distributions will be paid currently for all distributions declared for stockholders of record between the Grant Date and the Settlement Date. Shares of Common Stock previously issued as Award Shares were converted into cash bonus shares as described above on April 28, 1995, as provided for in the amended employment agreement. The 17,428 shares as previously issued on April 29, 1994 have been excluded effective April 28, 1995 when calculating Net Income Per Share of Common Stock Based on Weighted Average Number of Shares Outstanding. The Award Shares will continue to be subject to the existing vesting provisions. The amendment is intended to preserve the original intent of the Award Shares which was to further align the interests of Mr. Levine with those of the Fund's stockholders. All Award Shares shall be forfeited by Mr. Levine if he fails to be employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      The Fund was originally established to make mortgage loans principally to entities affiliated with VMS Realty Partners which planned to acquire and develop strategically located properties not then at their highest and best use. These borrowers subsequently defaulted on these loans and the Fund has ceased funding any future mortgage loans except where necessary to protect the value of its assets acquired through foreclosure or otherwise. Its current business plan focuses on preserving and maximizing the value of its assets, including managing and/or developing properties acquired until these properties can be disposed of in an orderly manner.

      Due to the modest size of the Fund's cash position (prior to March 1995) and the uncertainty regarding the future cash requirements of the remaining assets, the Fund suspended distributions to stockholders. In early 1995, the receipt of proceeds from collections on mortgage loans, the Key Biscayne settlement and disposition of properties caused the Fund to reassess the reinstatement of distributions. Management proposed several alternatives to the Board of Directors of the Fund in connection with the utilization of the Fund's net cash proceeds in excess of those needed for operations. The distribution strategies included various options such as a dividend to all stockholders, an open-market stock repurchase program, or a self tender offer. On May 5, 1995, the Fund commenced a tender offer for up to 10,000,000 shares of its stock at a price of $1.70 per share. The tender offer expired at midnight on June 5, 1995. The trading price of the Fund's stock on the last day prior to commencement of the tender offer was $1.31 per share. The tender offer resulted in the purchase by the Fund of 9,309,747 shares for a total purchase price of $15,826,570. The Fund's management will continue to periodically assess the status of the Fund's assets, evaluate its distribution policy and the overall business plan for the Fund as cash proceeds are recovered from its current assets. The Fund's management currently does not anticipate commencing distributions in the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at September 30, 1995 and December 31, 1994 was $205,556 and $290,366, respectively. In addition, at September 30, 1995 the Fund holds $1,324,830 in investment securities which are immediately convertible to cash. The increase in total cash, cash equivalents and investment securities of approximately $1,240,000 is primarily due to the receipt of approximately $21,500,000 in proceeds from the resolution of the Key Biscayne project and the settlement of the Key Biscayne litigation. Also contributing to this increase in total cash, cash equivalents and investment securities was approximately $200,000 of proceeds from the sale of the Palmdale property and a portion of the Lindfield Single Family property in June 1995 (see Results of Operations for further details), the receipt of forfeited proceeds from sales contracts of $58,086 relating to the Hemet III property, Lindfield's Single Family property and Lake Rogers property, the receipt of a final principal payment of $16,000 relating to the Fund's Chino Hill mortgage loan, a $23,277 recovery of losses on loans, notes and interest receivable relating to the VMS liquidating trust and the receipt of interest earned on the Fund's investment securities and short-term investments. Partially offsetting these cash receipts was the cash used by the Fund to purchase its shares of common stock pursuant to the self tender offer totalling $15,826,570, the payment of approximately $1,169,000 related to entitlement, litigation and holding costs associated with the Rancho Malibu property, the repayment of $730,229 to Banyan Strategic Realty Trust ("BSRT") relating to advances made on behalf of the Fund for H Street Assemblage expenditures, $317,525 in payments of liabilities relating to legal costs associated with the Key Biscayne settlement and the payment of the Fund's operating expenses.

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

      The Fund has entered into a partnership agreement with BSRT regarding the ownership and operation of the H Street Assemblage (the "H Street Venture"). Under the terms of this Agreement, BSRT has the right, but is not obligated, to advance expenditures on behalf of the Fund. During 1994 and 1993, BSRT advanced to the H Street Venture all funds expended on the H Street Assemblage, including the Fund's portion. As provided in the H Street partnership agreement, all advances made by BSRT for the Fund's share of the H Street Venture's expenditures bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Fund's total payable to BSRT was approximately $730,000. On March 24, 1995, the Fund repaid the December 31, 1994 outstanding balance of approximately $730,000 to BSRT. As of September 30, 1995, the H Street advances, and all interest thereon, made by BSRT have been repaid in full by the Fund.

      On February 9, 1995, the Fund received a cash distribution of $23,277 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates. During the quarter ended March 31, 1995, the Fund recorded $23,277 of this distribution as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses.

      The Fund's future liquidity needs are expected to be funded from cash proceeds from the sale of its properties, collection of principal and interest on the Fund's mortgage loans, distributions of cash from the liquidating trust of which the Fund is a beneficiary and interest earned on the Fund's investment securities and short-term investments. At the present time, the Fund's cash position, as well as cash anticipated to be generated from the sale of land parcels which had collateralized the Westholme loans, is anticipated to provide adequate liquidity to meet the Fund's operating expenses plus the holding costs and operating expenses consistent with the Fund's business plan for the H Street Assemblage, Rancho Malibu property and the land parcels acquired through the Westholme foreclosure.

      As of September 30, 1995 and December 31, 1994, the Fund's mortgage loan portfolio consisted of two and three loans, respectively, with carrying values totaling $785,000 and $801,000, respectively. During the quarter ended March 31, 1995, the Fund received a final principal and interest payment on the Chino Hills loan totaling $16,360.

      On a quarterly basis, management reviews the mortgage loans in the Fund's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including analysis of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Fund's portfolio. Management also reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair value. Management has determined that no reductions are necessary for the quarter ended September 30, 1995.

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


RESULTS OF OPERATIONS

      Total income for the nine months ended September 30, 1995 increased to $370,817 from $91,467 for the nine months ended September 30, 1994. This increase of approximately $279,000 was due to an increase in income earned on investments offset partially by a decrease in the interest earned on loans. The increase in income on investments is due to an increase in cash available for investment due primarily to the proceeds received on March 17, 1995 from the resolution of the Key Biscayne litigation. The decrease in interest on loans is due primarily to a decrease in loans receivable. Loans receivable decreased in 1995 when compared to 1994 due to the Westholme Partners Notes I and II foreclosures which occurred in March of 1994.

      Total expenses for the nine months ended September 30, 1995 decreased to $2,789,866 from $4,264,792 for the nine months ended September 30, 1994. This decrease of approximately $1,475,000 for the nine months ended September 30, 1995 when compared to the prior year's period is due primarily to a decrease of approximately $1,626,000 in total expenses from property operating activities partially offset by an increase of approximately $151,000 in total other expenses. The decrease in total expenses from property operating activities is due primarily to a decrease in interest expense on advances from affiliates, a decrease in net loss from operations of foreclosed real estate held for sale and a decrease in net loss from operations of real estate venture. In addition, during 1994 the Fund recorded a $65,000 net loss from the July 1994 sale of the Princeton Ridings Note which also contributed to the decrease in total expenses from property operating activities. Interest on advances from affiliates decreased due to the Fund's settlement of the Key Biscayne litigation. In addition, during March 1995 the Fund repaid all outstanding advances to BSRT thereby creating a further decrease in interest on advances from affiliates. As a result of the Key Biscayne settlement, net loss from operations of foreclosed real estate held for sale decreased approximately $870,000 for the nine month period in 1995 when compared to the same period in 1994 due to the elimination of real estate tax expense and other holding costs associated with the Fund's interest in the Key Biscayne Project. The net loss from operations of foreclosed real estate held for sale further decreased due to approximately $81,000 in real estate tax refunds on several land parcels which were acquired through the 1994 Westholme foreclosures. In addition, five of these land parcels were sold during 1994 which resulted in a further decrease in the net loss from operations of foreclosed real estate held for sale of approximately $81,000 as no costs were paid for these properties during 1995. See below for discussion of the decrease in net loss from operations of real estate venture. The decrease in expenses from total property operating activities is partially offset by a $39,846 net loss on the disposition of foreclosed real estate held for sale from the disposition of Fund's interest in the Palmdale property and a portion of the Lindfield's Single Family property in 1995 (see below for further details). The increase in total other expenses is due primarily to an increase in general and administrative expenses as well as a $242,603 recovery of class action settlement costs and expenses recorded in 1994 relating to the release of an escrow established as part of the class action settlement of the VMS securities litigation. General and administrative expenses increased due to the increase in the expenses allocated to the Fund by Banyan Management Corp. personnel as a result of the Key Biscayne litigation. In addition, general and administrative costs further increased as a result of additional administrative expenses associated with the Rancho Malibu litigation and entitlement activities (see below for details). These changes were offset by decreases in directors' fees, expenses and insurance and other professional fees. Director's fees, expenses and insurance decreased due to a decrease in the number of meetings held during 1995 as compared to the same period in 1994. Other professional fees decreased due to nonrecurring legal costs paid in 1994 associated with the Fund's dispute with the Key Biscayne Joint Development Agreement.

      The above discussed changes resulted in an decrease in the net loss for the nine months ended September 30, 1995 to $2,419,049 ($0.16 per share) from $4,173,325 ($0.22 per share) for the nine months ended September 30, 1994.

      Total income for the three months ended September 30, 1995 increased to $116,556 from $25,526 for the three months ended September 30, 1994. This increase was due primarily to an increase in income earned on investments. The increase in income on investments is due to an increase in cash available for investment due primarily to the proceeds received on March 17, 1995 from the resolution of the Key Biscayne litigation.

      Total expenses for the three months ended September 30, 1995 decreased to $501,532 from $1,743,186 for the three months ended September 30, 1994. This decrease of approximately $1,242,000 for the three months ended September 30, 1995 when compared to the prior year's period is due primarily to decreases of approximately $968,000 in total expenses from property operating activities and approximately $274,000 in total other expenses. The decrease in total property operating expenses is due to a decrease in interest expense on advances from affiliates, a decrease in net loss from operations of foreclosed real estate held for sale and a decrease in net loss from operations of real estate venture. In addition, during 1994 the Fund recorded a $65,000 net loss from the July 1994 sale of the Princeton Ridings Note which also contributed to the decrease in total expenses from property operating activities. Interest on advances from affiliates decreased due to the Fund's settlement of the Key Biscayne litigation and the repayment of advances made to the Fund by BSRT. As a result of the settlement agreement with THSP relating to the Key Biscayne project during March 1995, net loss from operations of foreclosed real estate held for sale decreased by approximately $331,000 in 1995 as compared to the same period in 1994. See below for discussion of the decrease in net loss from operations of real estate venture. The decrease in total other expenses is due primarily to decreases in directors fees, expenses and insurance and other professional fees.
Director's fees, expenses and insurance decreased due to a decrease in the number of meetings held during 1995 as compared to the same period in 1994 and a decrease in the premium for insurance coverage in 1995. Other professional fees decreased due to nonrecurring legal costs incurred in 1994 relating to the Fund's Key Biscayne litigation. These decreases were partially offset by an increase in stockholder expenses. The increase in stockholder expenses is due to costs associated with the Fund's tender offer which was commenced in May 1995.

      During the nine and three months ended September 30, 1995, the Fund recorded net income of $174,972 and $234,905, respectively, from the operations of the H Street Venture. The increase in net income for 1995 when compared to net losses for the nine months and quarter ended September 30, 1994 of $167,132 and $59,451, respectively, is partially due to a reduction in legal costs paid in 1994 relating to the successful real estate tax appeal which reduced the property's assessed taxable value. During 1995, the Venture recorded approximately $534,000 for real estate tax refunds, and interest thereon, relating to years 1992 and 1993. As a result of the successful real estate tax appeal real estate tax expense decreased by approximately $160,000 for the nine months ended September 30, 1995 when compared to the same period in 1994. In addition, legal and entitlement costs for 1995 were further reduced when compared to 1994 due to the nonrecurring payment for professional services associated with obtaining the historic preservation rights in 1994. The Fund has completed and obtained the zoning, entitlement and historic preservation rights for the development of an approximately 300,000 square foot commercial building on the H Street Assemblage. The Fund has not made any significant capital expenditures on this asset and is allowing occupancy to decline by selectively retenanting the Victor building at the H Street Assemblage with short term leases so that the building will be more marketable to a potential buyer which would need to vacate the Victor building before the H Street Assemblage can be redeveloped. The H Street Venture is currently marketing the H Street Assemblage for sale. The current market for the sale of undeveloped land where the H Street Assemblage is located is very limited. Further contributing to the decline in demand for commercial development sites in the Washington, D.C. market was the recent government decision to downsize various departments and agencies and place a freeze on leasing of any additional office space. Therefore, the H Street Venture currently anticipates its marketing efforts could proceed slower than originally anticipated.

      The above discussed changes resulted in an decrease in the net loss for the three months ended September 30, 1995 to $384,976 ($0.04 per share) from $1,717,660 ($0.09 per share) for the three months ended September 30, 1994.


PROPERTY OPERATIONS

      Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California owned by a joint venture between the Fund and Banyan Mortgage Investment Fund (the "Venture"). Since the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu has appealed. The parties to the appeal have filed briefs and have presented oral arguments. A decision is expected by January 15, 1996.

      Concurrent with the aforementioned appeal, the Venture is pursuing entitlements before the County of Los Angeles. On May 30, 1995, the Los Angeles County Regional Planning Commission, in a 3 to 2 vote, gave preliminary approval to a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. Formal findings were drafted and approved by the Commissioners. The approval of the findings has been appealed to the Los Angeles County Board of Supervisors. The appeal is scheduled to be heard on December 7, 1995. No permit can be obtained and no development activities can commence until the Board of Supervisors makes a determination on the appeal. Development of the property is also contingent upon the issuance of a permit from the California Coastal Commission. The action to set aside that permit is currently on appeal as described above.

      During the nine months ended September 30, 1995, the Fund expended approximately $1,169,000 on Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of September 30, 1995 and December 31, 1994, the Fund's carrying value for its interest in the property was $13,841,549.

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

      On June 16, 1995, the Fund sold six of the eleven lots comprising the Lindfield's Single Family property to an unaffiliated third party for $54,000. After prorations for closing costs of approximately $900 and payment of assumed liabilities of approximately $900, the Fund received net proceeds of approximately $52,200 and recognized a gain of approximately $9,500 on the sale.

      On June 20, 1995, the Fund sold the Palmdale property to an unaffiliated third party for approximately $350,300. After prorations for closing costs of approximately $24,600 and payment of assumed liabilities of approximately

$178,200, the Fund received net proceeds of approximately $147,500 and recognized a loss of approximately $49,300 on the sale.




                          PART II - OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Fund held its 1994 Annual Meeting of Stockholders on August 10,
1995.

      There were two proposals considered at the Meeting.

      Proposal #1 was to elect three Independent Directors to hold office for one year or otherwise as provided in the Fund's By-laws.

      Proposal #2 was to concur in the selection of Ernst & Young L.L.P. as the Fund's independent public accountants for the fiscal year ended December 31, 1995.

      The following votes were cast or abstained from voting in connection with the proposals in the manner as set forth:

                           PROPOSAL #1

SLATE OF DIRECTORS ELECTED      FOR       AGAINST  ABSTAIN
Walter E. Auch, Sr.          5,123,670    357,442     0

Gerald L. Nudo               5,128,833    352,279     0

Robert M. Ungerleider        5,129,705    351,407     0


                           PROPOSAL #2
                                FOR       AGAINST  ABSTAIN

                             5,236,345     97,955  152,896





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   No exhibits are included with this Report.

      (b) No Reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                  SIGNATURES


     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN STRATEGIC LAND FUND II



By:   /s/ Leonard G. Levine                           Date:  November 10, 1995
      Leonard G. Levine, President





By:   /s/ Joel L. Teglia                              Date:  November 10, 1995
      Joel L. Teglia, Vice President
      Finance and Administration, Chief
      Financial and Accounting Officer