Form 10KSB
period 1995-10-31
BANYAN STRATEGIC LAND FUND II
filed 1996-04-08
CIK 812914

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
       None                                               None

Securities registered pursuant to Section 12(g) of the Act:

                             Shares of Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X .  NO   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrants revenues for the preceding twelve months were $416,440. Shares of common stock outstanding as of March 18, 1996: 9,936,421. The aggregate market value of the Registrant's shares of common stock held by non-affiliates on such date was approximately $12,347,321.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on page 25 of sequentially numbered pages.
Transitional Small Business Disclosure Format: YES   .  NO  X .

\                               TABLE OF CONTENTS




                                    PART I

ITEM 1.       DESCRIPTION OF BUSINESS   . . . . . . . . . . . . . . . . . .   1

ITEM 2.       DESCRIPTION OF PROPERTY   . . . . . . . . . . . . . . . . . .   3

ITEM 3.       LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . .   4

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . .   4

                                    PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . .   5

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
              PLAN OF OPERATION   . . . . . . . . . . . . . . . . . . . . .   6

ITEM 7.       FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . .   15

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . .  15

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS  . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 10.      EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . .  18

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT   . . . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .  24

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . .  25

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS


BUSINESS OPERATION


          The Registrant, Banyan Strategic Land Fund II (the "Fund"), is a Delaware corporation, organized pursuant to a Certificate of Incorporation filed on April 14, 1987 under the name VMS Strategic Land Fund II. The Fund's name was changed to its current name during 1991.

          The Fund was originally established to invest primarily in short-term, junior, predevelopment and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Fund. As a result of these defaults, the Fund suspended the making of new loans, except for advances of additional funds under circumstances which it is deemed necessary to preserve the value of existing collateral, including instances where it has foreclosed upon or taken title, directly or indirectly, to the collateral. The Fund also suspended distributions to stockholders. In early 1990, the Fund implemented a Principal Recovery Plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they could be disposed of in an orderly manner. The Fund continues to operate under the Principal Recovery Plan which focuses on preserving and maximizing the value of its assets, including managing and/or improving development rights regarding such properties.

          The Fund is currently finalizing the zoning and development rights for its Rancho Malibu project. Upon final approval by the Los Angeles County Board of Supervisors, it is the Fund's intent to reassess all options regarding the Rancho Malibu project, including all alternatives from site development to a bulk land sale. The BSLT/BSLFII H Street Partnership (the "Venture"), of which the Fund owns a 47% partnership interest, has completed and obtained the zoning, entitlement and historic preservation for the development of an approximately 330,000 square foot commercial building on the H Street site in Washington, D.C. The Venture is currently marketing the H Street property for sale based upon its current assessment of the Washington D.C. office market.
It is the Venture's intent to continue to operate the approximately 55,900 square foot Victor Building which currently sits on a portion of the H Street site in order to cover a portion of the holding costs associated with the property. The Victor Building is currently being rented to various tenants pursuant to short term leases to improve the marketability of the property to potential buyers looking to redevelop the site. The Fund is also continuing its marketing and sales efforts regarding its Westholme assets which consist of four land parcels comprising approximately forty-three acres, located in Florida and California. The Fund anticipates completing the sales of the Westholme land parcels during the next twelve months. In addition, the Fund holds a 0.3% ownership interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Fund, which holds interests in various real estate assets. See Item 2, Description of Property, and Item 6, Management Discussion and Analysis, for further details regarding the Fund's assets as discussed above.

          As of December 31, 1995 the Fund held a receivable from Northholme Partners ("Northholme"). Northholme Partners, of which the Fund holds an 80% limited partnership interest, was created by the Fund and a partner of the Anden Group on August 31, 1992. On September 2, 1992, the Fund and Northholme entered into a Loan Agreement whereby the Fund committed to lend Northholme $700,000. The loan is collateralized by a Development Agreement on a 1,000-acre parcel located north of Los Angeles, California (the "Whittaker Parcel"). During the year ended December 31, 1995, the Fund completed the zoning and entitlement work on the property. It is the intent of Northholme to market its interest which it anticipates will generate cash proceeds sufficient to fully discharge the Fund's loan. As of December 31, 1995, the carrying balance of the Northholme loan is $560,000.

          Pursuant to a deed-in-lieu of foreclosure settlement agreement with Westholme Partners in 1994, the Fund received an interest in a note collateralized by an undeveloped land parcel commonly known as the Hemet IV land parcel with a current carrying value of $225,000. It is the Fund's intent to sell its interest in the Hemet IV loan during the next twelve months. See
Note 3, "Loans Receivable", of the Notes to Consolidated Financial Statements for further details regarding the above notes.

          At such time as the various property interests and notes receivable are sold or converted to cash as discussed above, it is the Fund's intent to assess its current overall business plans and all options available to the Fund regarding its continued operations.

OTHER INFORMATION

          The Fund's real property investments are subject to competition regarding the size and location of similar types of properties in the vicinities in which they are located. Approximate occupancy levels for the operating property are set forth on a quarterly basis in the table in Item 2. The Fund has no real property investments located outside the United States. The Fund does not segregate revenue or assets by geographic region, and such a presentation is not applicable and would not be significant to an understanding of the Fund's business taken as a whole.

          The Fund has four employees who serve as executive officers.

          The Fund reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1995, the Fund did not incur any material capital expenditures for environmental control facilities nor does it anticipate making any such expenditures for the year ended December 31, 1996.

          The Fund elected to be treated as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code for the years ended December 31, 1995, 1994 and 1993. On March 20, 1996, the Fund notified the Internal Revenue Service of its intent to revoke the tax election to be treated as a REIT under section 856(c) (1) of the Internal Revenue Code of 1986, as amended, in order to avoid the adverse tax effects associated with the potential disposition or development of its various real estate assets consisting of undeveloped land for which a REIT structure is not intended. Pursuant to the revocation of tax election 856(c) (1), the Fund will be taxable as a "C" corporation and will no longer be required to meet certain pre-determined distribution, asset and income requirements, effective January 1, 1996.

ITEM 2.  DESCRIPTION OF PROPERTY

         As of December 31, 1995, the Fund held ownership interests through its wholly owned subsidiaries in the properties as set forth in the table below:

        Name, Type and                                      Date
     Location of Property                   Size          Acquired              Description
     H Street Assemblage
     Washington, D.C.
     Land Parcel                            17,000        06/05/92        Fee ownership of land (subject to a
                                            sq. ft.                       partnership agreement) (a)

     Victor Building                        55,900                        Fee ownership of land and improvements
                                            sq. ft.                       (through a 47% interest in a Partnership
                                            g.l.a.                        which has equitable title to this
                                                                          property) (a)

     Rancho Malibu                          274 acres     07/01/92        Fee ownership of land (through
     Land Parcel                                                          a joint venture partnership)(b)
     Malibu, CA

     Lindfield A                            13 acres      03/10/94        Fee ownership of land (b)
     Land Parcel
     Kissimmee, FL

     Lindfield D                            8.5 acres     03/10/94        Fee ownership of land (b)
     Land Parcel
     Kissimmee, FL

     Lake Rogers                            2.5 acres     03/10/94        Fee ownership of land (b)
     Land Parcel
     Oveido, FL


     Hemet III                              18.5 acres    03/10/94        Fee ownership of land (b)
     Land Parcel
     Hemet, CA



         (a) Reference is made to Note 6, "Investment in Joint Venture", of Notes to Consolidated Financial Statements filed with this annual report for a description of the joint venture partnership through which the Fund has acquired this real property.

         (b) Reference is made to Note 4, "Foreclosed Real Estate Held for Sale", of Notes to Consolidated Financial Statements filed with this annual report for additional description of these real property investments.

         The following is a list of occupancy levels at the end of each quarter for 1995 and 1994 regarding the Fund's operating property:

                                                    1995
                                      at        at        at        at
                                     03/31     06/30    09/30     12/31
 Victor Office Building
 Washington, D.C.                     50%       56%      55%       55%


                                                    1994
                                      at        at        at        at
                                     03/31     06/30    09/30     12/31
 Victor Office Building
 Washington, D.C.                     40%       42%      41%       45%




ITEM 3.  LEGAL PROCEEDINGS

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

         On March 16, 1995, the Fund executed a settlement agreement with the Partnership. Pursuant to the settlement agreement, on March 17, 1995, the Fund received cash and other consideration totalling approximately $24,700,000 and the Fund then transferred to a subsidiary of THSP ownership of the Fund's 22-acre site in Key Biscayne, Florida. The Fund also released all claims it had asserted to an adjacent parcel owned by THSP. In addition, the Fund and THSP consensually terminated all litigation currently pending and exchanged mutual releases.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Fund did not submit any matter to a vote of its security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Fund's shares are included for quotation on the NASDAQ National Market (symbol - VSLF). The table below shows the quarterly high and low bid prices reported by NASDAQ for the years ended December 31, 1995 and 1994:

                                 Share Price

   Quarter                   1995           1994
     3/31       High       $1.406          $ 1.313
                 Low       $1.125          $ 1.063

     6/30       High       $1.750          $ 1.625
                 Low       $1.250          $ 1.125

     9/30       High       $1.688          $ 1.500
                 Low       $1.188          $ 1.219

    12/31       High       $1.375          $ 1.438
                 Low       $1.188          $ 1.125




         As a result of the defaults by borrowers on the Fund's mortgage loans, the resultant interruption in the Fund's cash flow, the uncertainties regarding its assets and the Fund's future cash requirements, and the modest size of the Fund's cash position, the Fund suspended distributions since 1990. In early 1995, as a result of the Fund's receipt of significant cash proceeds from collections on the Key Biscayne settlement and disposition of properties and mortgage loans, management proposed several alternatives to the Board of Directors of the Fund in connection with the utilization of the Fund's cash proceeds in excess of those needed for operations. On May 5, 1995, the Board of Directors of the Fund authorized management to commence a tender offer for up to 10,000,000 shares of its stock at a price of $1.70 per share. The tender offer expired at midnight on June 5, 1995. The trading price of the Fund's stock on the last day prior to commencement of the tender offer was $1.31 per share. The tender offer resulted in the purchase by the Fund of 9,309,747 shares for a total purchase price of $15,826,570. The Fund will continue to periodically assess the status of its assets, evaluate its distribution policy and the overall business plan for the Fund as cash proceeds are recovered from the disposition of its current assets. The Fund's management currently does not anticipate commencing distributions in the foreseeable future.

         At March 18, 1996, there were 6,777 record holders of the Fund's shares of common stock.

         The Fund's ability to make future distributions to its stockholders is dependent upon, among other things: (i) the eventual sales price and recoveries on properties to which the Fund has taken title; (ii) operating results of the Fund's properties; (iii) the Fund's ability to control its operating expenses; and (iv) the general improvement of conditions in the real estate markets where the Fund's properties or loan collateral are located.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

         The Fund was originally established to invest primarily in short-term, junior, predevelopment and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Fund. The Fund has ceased funding mortgage loans except where necessary to protect the value of its assets acquired through foreclosure or otherwise. In 1990, the Fund implemented a Principal Recovery Plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. In addition, in 1990 the Fund suspended distributions to stockholders due to its modest cash position and the uncertainty regarding its remaining assets and the Fund's future cash requirements. The Fund continues to operate under the Principal Recovery Plan which focuses on preserving and maximizing the value of its assets, including managing and/or improving development rights regarding such properties.

         The Fund currently holds an ownership interest in a 274 acre land parcel located in Southern California known as the Rancho Malibu property as well as other smaller parcels of land located in California and Florida. In addition, the Fund acquired a 47% partnership interest in the H Street Venture which holds title to an approximately 55,900 square foot office building including an adjacent land parcel containing 17,000 square feet located in Washington D.C. The Fund's current loan portfolio consists of the Northholme Partners and Hemet IV loans. See Liquidity & Capital Resources and Results of Operations below for further details regarding the Fund's interest in these assets.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at December 31, 1995 and 1994 was $549,309 and $290,366, respectively. In addition, at December 31, 1995 the Fund owns $626,946 in investment securities which are immediately convertible to cash. The increase in total cash, cash equivalents and investment securities of approximately $886,000 is primarily due to the receipt of approximately $21,500,000 in proceeds from the resolution of the Key Biscayne project and the settlement of the Key Biscayne litigation. Also contributing to this increase in total cash, cash equivalents and investment securities was approximately $980,000 in 1995 sales proceeds from the Lancaster site, Lindfield Multi-Family land parcel, the Lindfield's Single Family property and the Palmdale property (see Results of Operations below for further details regarding the sale of these properties). Further contributing to the increase in cash, cash equivalents and investment securities is the receipt of forfeited proceeds from sales contracts of $58,086 on the Hemet III, Lindfield's Single Family and Lake Rogers properties, the receipt of a final payment of $16,000 on the Chino Hill loan, cash distributions received of $23,727 regarding the Fund's interest in the liquidating trust (see below) and the receipt of interest earned on the Fund's investment securities and short-term investments. Partially offsetting these cash receipts was the cash used by the Fund to purchase its shares of common stock pursuant to the self tender offer totalling $15,826,570 (see below), the payment of approximately $1,604,000 related to entitlement, litigation and holding costs associated with the Rancho Malibu property, the repayment of $730,229 to Banyan Strategic Realty Trust ("BSRT") relating to advances made on behalf of the Fund for H Street Assemblage expenditures, $527,409 in

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

payments of liabilities relating to legal costs associated with the Key Biscayne settlement and the payment of the Fund's operating expenses.

         In early 1995, the receipt of cash proceeds from the Key Biscayne settlement and the sale of other various properties and collections on loans caused the Fund to reassess the reinstatement of distributions. Management proposed several alternatives to the Board of Directors of the Fund in connection with the utilization of the Fund's cash proceeds in excess of those needed for operations. On May 5, 1995, the Board of Directors of the Fund authorized management to commence a tender offer for up to 10,000,000 shares of its stock at a price of $1.70 per share. The tender offer expired at midnight on June 5, 1995. The trading price of the Fund's stock on the last day prior to commencement of the tender offer was $1.31 per share. The tender offer resulted in the purchase by the Fund of 9,309,747 shares for a total purchase price of $15,826,570. Management will continue its efforts to maximize its cash recoveries on its existing real estate assets as they are developed, sold or converted to cash. Simultaneously, management will continue to pursue the principal recovery plan while assessing the Fund's overall business plan including all options available to the Fund regarding its continued operations. The Fund currently does not anticipate commencing distributions in the foreseeable future.

         The Fund has entered into a partnership agreement with BSRT regarding the ownership and operation of the H Street Assemblage ("H Street Venture"). Under the terms of this agreement, BSRT has the right, but is not obligated, to advance expenditures on behalf of the Fund. During 1994 and 1993, BSRT advanced to the H Street Venture all funds expended on the H Street Assemblage, including the Fund's portion. As provided in the H Street partnership agreement, all advances made by BSRT for the Fund's share of the H Street Venture's expenditures bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Fund's total payable to BSRT was approximately $730,000. On March 24, 1995, the Fund repaid the December 31, 1994 outstanding balance. As of December 31, 1995, the H Street advances, and all interest thereon, made by BSRT have been repaid in full by the Fund.

         On February 9 and December 20, 1995, the Fund received cash distributions of $23,277 and $450, respectively, with respect to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates. For the year ended December 31, 1995, the Fund recorded $23,727 of these distributions as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses. During 1994 and 1993, the Fund has recorded $14,628 and $3,124,916, respectively, on its consolidated Statement of Income and Expenses as a recovery of losses on mortgage loans, notes and interest receivable related to the distributions received from the liquidating trust.

         The Fund's future liquidity needs are expected to be funded from cash proceeds from the sale or any potential third party joint development of its properties, collection of principal and interest on the Fund's mortgage loans, distributions of cash from the liquidating trust of which the Fund is a beneficiary and interest earned on the Fund's investment securities and short-term investments. At the present time, the Fund's cash position, as well as cash anticipated to be generated from the sale of various land parcels which had collateralized the Fund's loans, is anticipated to provide adequate liquidity to meet the Fund's operating expenses plus the

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)


holding costs and operating expenses consistent with the Fund's business plan for the H Street Assemblage, Rancho Malibu property and other various land parcels acquired through foreclosure. In the event the Fund is unable to sell its various real estate assets, the Fund will be required to seek additional sources of liquidity to meet its operational needs.

         As of December 31, 1995 and 1994, the Fund's mortgage loan portfolio consisted of two and three loans, respectively, with carrying values totaling $785,000 and $801,000, respectively. During the year ended December 31, 1995, the Fund received a final principal and interest payment on the Chino Hills loan totalling $16,360.

RESULTS OF OPERATIONS

         Total income for the year ended December 31, 1995 increased to $416,440 from $104,451 and $235,063 for the years ended December 31, 1994 and 1993, respectively. The increase of approximately $312,000 for 1995 from 1994 was due to an increase in income earned on investments offset partially by a decrease in interest earned on loans. The increase in income on investments is due to an increase in cash available for investment due to the proceeds received on March 17, 1995 from the resolution of the Key Biscayne litigation and cash proceeds received as a result of the 1995 sales of various land parcels. See Property Activities and Dispositions below for details on land sales. The decrease in interest on loans is due primarily to a decrease in loans receivable. Loans receivable decreased in 1995 when compared to 1994 due to the Westholme Partners Notes I and II foreclosures which occurred in March of 1994. The decline in total income for 1994 from 1993 is attributable to decreases in interest on loans and income on investments. The decrease in interest on loans is due to decreases in loans receivable. Loans receivable decreased in 1994 from 1993 due to the Anden Group and Westholme Partners Note I and II foreclosures which occurred in October 1993 and March 1994, respectively.

         Total expenses for the year ended December 31, 1995 were $7,714,609 as compared to $29,862,035 and $6,664,899 for the years ended December 31, 1994 and 1993, respectively. The decrease in 1995 as compared to 1994 is due to a decrease in property operating expenses of $21,455,266 and total other expenses of $692,160. The increase in total expenses for 1994 compared to 1993 is due to an increase of $24,646,856 in property operating expenses offset partially by a decrease in total other expenses of $1,449,720. The decrease in property operating expenses for 1995 when compared to 1994 is due to a decrease in all expense categories under expenses from property operating activities. Interest on advances from affiliates decreased due primarily to the Fund's settlement of the Key Biscayne litigation. See Property Activities and Dispositions below for further details on the Key Biscayne settlement. In addition, during March 1995, the Fund repaid all outstanding advances to BSRT relating to the H Street Venture thereby creating a further decrease in interest on advances. The decrease in net loss on disposition of properties, note receivable and foreclosed real estate held for sale recorded in 1995 and 1994 relate to the sales of assets received from the March 1994 foreclosures of the Fund's Westholme Partners Notes I and II loans. See below for details regarding the assets sold during 1995 and 1994. As a result of the Key Biscayne settlement, net loss from operations of foreclosed real estate held for sale decreased approximately $1,172,000 in 1995 when compared to 1994 due to the elimination of real estate tax expense and other holding costs associated with the Fund's interest in the Key Biscayne project. In

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)


addition, eight of the Fund's land parcels were sold during 1994 which resulted in the elimination of certain holding and operating costs which further decreased the net loss from operations of foreclosed real estate held for sale by approximately $180,000. These decreases were partially offset by an increase in Rancho Malibu expenses of approximately $124,000 in 1995 when compared to 1994 due to costs associated with finalizing the zoning and development rights in 1995. During 1995, the Fund recorded a provision for loss on foreclosed real estate held for sale of $4,200,000 associated with the Fund's interest in the Rancho Malibu property. See Property Activities and Dispositions below for further details. During 1994, the Fund recorded a $20,899,566 provision for loss on foreclosed real estate held for sale of which $19,699,566 relates to the Key Biscayne Settlement with THSP and $1,200,000 relates to the Fund's recognition of a valuation allowance recorded against the carrying value of the assets received pursuant to the Westholme foreclosure in March 1994. For discussion regarding the increase of $2,857,867 in 1995 as compared to 1994 in income from operations of real estate venture see below.

         Property operating expenses for the year ended December 31, 1994 are not comparable to the same period in 1993. Expenses from property operating activities increased in 1994 as compared to 1993 due in part to a change in accounting policy effective January 1, 1994, regarding the Key Biscayne Project whereby ongoing holding costs of $1,126,000 were expensed during 1994 in the Fund's consolidated statement of income and expenses. During 1993, expenditures on the Key Biscayne Project were capitalized on the Fund's balance sheet as development in progress. This change in accounting policy resulted from the substantial completion of the zoning and entitlement steps necessary to begin development on the Key Biscayne Project during 1993. In addition, effective January 1, 1994, the Fund changed its accounting policy regarding the Rancho Malibu project. During 1993, expenditures on the Rancho Malibu property were initially capitalized as development in progress. For the year ended December 31, 1993, the Fund recorded a valuation allowance of $1,514,503 against its carrying value of the Rancho Malibu project. The change in accounting policy for the Rancho Malibu property from 1993 to 1994 was due to the uncertainty as to when the zoning and entitlement work would be completed. For the year ended December 31, 1994, the entitlement and holding costs for the Rancho Malibu property consisted of approximately $730,000 in legal costs, approximately $679,000 in consulting and other holding costs and approximately $72,000 in real estate taxes. In addition, net loss from operations of foreclosed real estate held for sale in 1994 includes approximately $294,000 in expenses associated with various land parcels received pursuant to the Westholme loan foreclosures. The Fund recorded a net gain on disposition of properties, note receivable and foreclosed real estate held for sale during 1993 in the amount of $308,794 relating to the sale of a property interest of the Fund in 1993. For details regarding the net loss on disposition of assets recorded in 1994 see Property Activities and Dispositions discussed below. The net loss from operations of real estate venture increased by $1,220,024 for 1994 when compared to 1993. See discussion below for further details. The Fund recorded a provision for loss on foreclosed real estate held for sale of $20,899,566 in 1994 (as discussed above) as compared to $1,514,503 in 1993 which relates to a valuation allowance for the Rancho Malibu property as discussed above.

         Total other expenses decreased by $692,160 for 1995 from 1994 and decreased by $1,449,720 for 1994 from 1993. The decrease in 1995 when compared to 1994 reflects decreases in directors' fees, expenses and insurance and other professional fees. In addition, the Fund recorded a

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)


$23,727 recovery of losses on loans, notes, interest receivable and class action settlement costs and expenses during 1995 relating to cash distributions received regarding the Fund's interest in the liquidating trust. During 1994, the Fund recorded a $17,769 net provision for losses on loans, notes, interest receivable and class action settlement costs and expenses. The $17,769 recorded in 1994 relates to a $242,603 recovery of class action settlement costs and expenses relating to the release of an escrow established as part of the class action settlement of the VMS securities litigation, a $14,628 cash distribution received relating to the Fund's interest in a liquidating trust which was offset by a $275,000 provision relating to the Fund's Hemet IV mortgage loan. Director's fees, expenses and insurance decreased due to a decrease in the number of meetings held during 1995 as compared to the same period in 1994 and a decrease in the insurance premium. Other professional fees decreased due to nonrecurring legal costs incurred in 1994 relating to the Fund's Key Biscayne litigation. These changes were partially offset by increases in stockholder expenses and general and administrative expenses. Stockholder expenses increased due to the nonrecurring costs paid in 1995 associated with the Fund's tender offer. General and administrative expenses increased as a result of additional administrative expenses associated with the Rancho Malibu litigation and entitlement activities.

         The decrease in other expenses for 1994 when compared to 1993 reflect decreases in general and administrative expenses and provision for losses on loans, notes, interest receivable and class action settlement costs and expenses. During 1993, the Fund recorded a $5,001,490 provision for losses on loans, notes and interest receivable relating to the Fund's loan to BMC Banden Corp. offset partially by a $3,124,916 recovery of losses on loans, notes and interest receivable in connection with the Fund's interest in the liquidating trust. During 1994, the Fund recorded a net provision for losses on loans, notes, interest receivable and class action settlement costs and expenses of $17,769 as discussed above. The decrease in general and administrative expenses is the result of the decrease in the hours charged to the Fund by Banyan Management Corp. personnel as a result of the completion of the workout of several of the Fund's assets. These decreases were offset by increases in directors' fees, expenses and insurance and other professional fees.
Directors' fees, expenses and insurance increased due to an increased premium for insurance coverage as well as additional Board meetings which were required as a result of the Key Biscayne activities. The increase in other professional fees is associated with the Fund's legal costs regarding its dispute with THSP on the Key Biscayne property.

         For the year ended December 31, 1995, the Fund recorded net income of $33,488 from the operations of a real estate venture as compared to a net loss of $2,824,379 when compared to 1994. Net income from operations of real estate venture includes the 47% interest in the real estate venture known as the H Street Assemblage located in Washington, D.C. The H Street Assemblage consists of an approximately 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 17,000 square feet. The Fund's share of the net income from the H Street property for 1995 compared to 1994 increased by $2,857,867 due primarily to a write-down in the value of the H Street Assemblage during 1994 in the amount of $5,500,000 of which $2,585,000 is the Fund's share. The write-down was due to the Venture revising its strategy from holding the property in anticipation of potential development to marketing the property for immediate sale. This increase in net income for the H Street property for 1995 as compared to 1994 is due further to a reduction in legal costs

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)


compared to 1994 relating to the completion of a real estate tax appeal which reduced the property's assessed taxable value. During 1995, the Venture recorded approximately $433,000 in real estate tax refunds and interest, thereon, relating to taxes paid in 1992 and 1993, resulting in a decrease in real estate tax expense of approximately $457,000 for the year ended December 31, 1995 when compared to the same period in 1994. In addition, legal and entitlement costs for 1995 decreased when compared to 1994 since the costs incurred during 1994 included nonrecurring payments for professional services associated with obtaining the historic preservation rights.

         During 1994, the H Street Venture completed and obtained the zoning, entitlement and historic preservation rights for the development of an approximately 330,000 square foot commercial building on the H Street site.
The H Street Venture has not made any significant capital expenditures on the H Street property and is allowing occupancy to decline by selectively retenanting the Victor Building at the H Street Assemblage with short term leases so that the building will be more marketable to a potential buyer which would need to vacate the Victor Building before its redevelopment. The H Street Venture is currently marketing the H Street Assemblage for sale based upon its current assessment of the Washington D.C. office market. The current market for the sale of undeveloped land where the H Street Assemblage is located is currently limited because of the decline in demand for commercial development sites in the Washington, D.C. market resulting from the recent government decision to downsize various departments and agencies and place a freeze on leasing of any additional office space. Therefore, the H Street Venture currently anticipates its marketing efforts could proceed slower than originally anticipated. The Venture will continue to try to find ways to limit holding costs at the H Street Assemblage while attempting to find a buyer.

         For the year ended December 31, 1993, the operations of the H Street Venture resulted in a loss on the H Street Assemblage of $1,604,355. The H Street Assemblage generated losses in 1993 due primarily to the H Street Venture write off of a $2,300,000 nonrefundable deposit on the option parcels in the second quarter of 1993. The Fund's share of this write off was $1,081,000. The increase in net loss for 1994 as compared to 1993 was offset by a reduction in real estate tax expense for the Venture. Real estate tax expense decreased as the H Street Venture is no longer required to pay real estate taxes on the option parcels due to the termination of the option agreement in the second quarter of 1993. In addition, real estate tax expense decreased resulting from a successful real estate tax appeal which reduced the property's assessed value when compared to the same period in 1993.

         On a quarterly basis, management reviews the mortgage loans in the Fund's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including analysis of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Fund's portfolio. Management also reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. During the quarter ended December 31, 1995, the Fund recorded a $4,200,000 valuation allowance against its interest in the Rancho Malibu property. See Property Activities and Dispositions below for further details. The Fund determined

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)


that no further reductions are necessary for the quarter ended December 31, 1995.

         These changes for the year ended December 31, 1995 resulted in a net loss of $7,298,169 ($0.52 per share) as compared to a net loss of $29,757,584 ($1.55 per share) and a net loss of $6,237,233 ($0.32 per share) in 1994 and 1993, respectively.

         PROPERTY ACTIVITIES AND DISPOSITIONS

         On May 25, 1994, Banyan Strategic Land Fund II and its subsidiary, VSLF II Key Biscayne Hotel Corp. (collectively referred to as the "Fund") filed in Illinois a multi-count complaint against THSP Associates Limited Partnership II ("THSP"), formerly known as Banyan Mortgage Investors L.P. III and its affiliate, VMLP III Key Biscayne Villas Limited Partnership, an Illinois limited partnership, (collectively referred to as the "Partnership"). On March 16, 1995, the Fund executed a settlement agreement with the Partnership. Pursuant to the settlement agreement, on March 17, 1995, the Fund received cash and other consideration totalling approximately $24,700,000 and the Fund then transferred to THSP ownership of the Fund's 22-acre site in Key Biscayne, Florida. The Fund also released all claims it had asserted to an adjacent parcel owned by THSP. In addition, the Fund and THSP consensually terminated all litigation currently pending and exchanged mutual releases.

         Of the $24,700,000 settlement, the Fund received approximately $21,500,000 in cash. The remaining $3,200,000 was used to pay approximately $1,500,000 in closing costs and prorations and to discharge the Fund's liability of approximately $1,700,000 due THSP for advances made to the Fund pursuant to a prior agreement between the Fund and THSP. As a result of the settlement, the Fund recorded a year-end valuation provision of approximately $19,700,000 during 1994 which represented the difference between the net book value of the Fund's investment in the Key Biscayne project less the settlement amount as reduced by closing costs and prorations. As a result of the settlement of the litigation with THSP, a major uncertainty was removed which had negatively impacted the Fund. The amount of the settlement was less than the net book value of the Key Biscayne Property, but the Fund's ability to fully recover its carrying value was contingent upon its ability to jointly develop the Key Biscayne project with THSP. As the litigation and settlement negotiations evolved, it became evident to management of the Fund that joint development of the Key Biscayne property would occur, if at all, after a costly and protracted legal battle.

         Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California. On July 1, 1992 a joint venture (the "Venture") between the Fund and Banyan Mortgage Investment Fund ("BMIF") acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Fund owns a 98.6% general partner interest in the Venture while BMIF holds the remaining 1.4% interest as a limited partner.

         From the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu appealed. On December 5, 1995, the Court of Appeals of the State of California decided

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)


this appeal in favor of the Fund and on January 4, 1996 a petition for rehearing was denied.

         Concurrent with the aforementioned appeal, the Venture pursued entitlements before the County of Los Angeles. In August 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On January 23, 1996, the Los Angeles County Board of Supervisors tentatively approved a compromise forty-six unit project. Final County approval is anticipated to occur in April of 1996. This approval can be challenged only by a separate action brought in Superior Court.

         During the years ended December 31, 1995 and 1994, the Fund expended approximately $1,604,000 and $1,481,000, respectively, relating to entitlement activities, holding costs and litigation. These costs were included in total expenses from property operating activities on the Fund's consolidated statement of income and expenses. As a result of the decrease in number of units approved for residential development from fifty-one units to the agreed upon forty-six units as discussed above, the Fund recorded a $4,200,000 valuation allowance against the property during the quarter ended December 31, 1995. For the year ended December 31, 1993, the Fund incurred $1,514,503 of costs related to entitlement work and the litigation which were capitalized. Concurrently, in light of the litigation and the foregoing factors, the Fund recorded a $1,514,503 valuation allowance. As of December 31, 1995, the Fund's carrying balance for the property is $9,961,991.

         The realization of this carrying value is based on the present intent of the Fund to finalize the zoning and development rights and then assess all options regarding the Rancho Malibu project, including all alternatives from site development to a bulk land sale. In the event the final zoning rights and entitlements are again challenged, further modified, or approval is postponed, management of the Fund estimates the net proceeds to be realized from the sale of the Rancho Malibu property would potentially be less than its current carrying value.

         During 1990, the Fund and Banyan Strategic Realty Trust ("BSRT") acquired title to a property known as the H Street Assemblage located in Washington, D.C. On June 5, 1992, the Fund and BSRT formed a joint venture (the "Venture") to pursue its development rights. The Fund has a 47% interest in the Venture while BSRT has the remaining 53%. This property consists of a 17,000 square feet parcel of vacant land located in downtown Washington D.C. including an adjacent 55,900 square foot office building. The entire property is zoned for office development. See above for discussions regarding the operations of the H Street Assemblage.

         On February 15, 1996, the Fund sold the remaining 11 single family home lots comprising the Lake Rogers property to an unaffiliated third party for approximately $165,000. After prorations for closing costs of approximately $19,400, the Fund received net proceeds of approximately $145,600 and recognized a loss of approximately $77,300 which has been reflected in the accompanying consolidated statements of income and expenses for the year ended December 31, 1995.

         On December 18, 1995, the Fund sold the Lancaster property to an unaffiliated third party for approximately $326,000. After prorations for

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)


closing costs of approximately $18,000 and payment of assumed liabilities of approximately $189,500, the Fund received net proceeds of approximately $118,500 and recognized a loss of approximately $57,100.

         On December 15, 1995, the Fund sold the remaining eight acres of the total fourteen acres of the Lindfield Multi-family property to an unaffiliated third party for approximately $686,100. After prorations for closing costs of approximately $81,200, the Fund received net proceeds of approximately $604,900 and recognized a gain of approximately $55,000.

         On June 16, 1995, the Fund sold six of the eleven lots comprising the Lindfield's Single Family property to an unaffiliated third party for $54,000. After prorations for closing costs of approximately $900 and payment of assumed liabilities of approximately $900, the Fund received net proceeds of approximately $52,200 and recognized a gain of approximately $9,500 on the sale. On November 28, 1995, the Fund sold the remaining five Lindfield's Single Family property lots to an unaffiliated third party for $64,000. After prorations for closing costs of approximately $7,700, the Fund received net proceeds of approximately $56,300 and recognized a gain of approximately $21,900 from the sale of these five lots.

         On June 20, 1995, the Fund sold the Palmdale property to an unaffiliated third party for approximately $350,300. After prorations for closing costs of approximately $24,600 and payment of assumed liabilities of approximately $178,200, the Fund received net proceeds of approximately $147,500 and recognized a loss of approximately $49,300 on the sale.

         During 1994, the Fund sold the Hemet II, Bolingbrook, Twin Rivers, Fullerton and Sunset Townhome properties and a portion of the Lake Rogers and Lindfield's Multi-Family properties to unaffiliated third parties. The properties were sold for an aggregate sales price of approximately $2,465,500. The Fund received total net cash proceeds of approximately $2,172,600 and recognized an aggregate net loss on disposition of approximately $472,100.

         On July 5, 1994, the Fund sold the Princeton Ridings Note to an unaffiliated third party for $200,000 which resulted in a loss on disposition of $65,000.

         Northholme Partners ("Northholme"), of which the Fund holds an 80% limited partnership interest, was created by the Fund and a partner of The Anden Group on August 31, 1992. On September 2, 1992, the Fund and Northholme entered into a loan agreement whereby the Fund committed to lend Northholme $700,000. The loan is collateralized by a Development Agreement on a 1,000-acre land parcel located north of Los Angeles, California (the "Whittaker Parcel"). During the year ended December 31, 1995, the Fund completed the zoning and entitlement work on the property. It is the intent of Northholme to market its interest which it anticipates will generate cash proceeds sufficient to fully discharge the Fund's loan. In the event the Fund does not fully recover its carrying value, the Fund's overall liquidity position would not be materially effected. As of December 31, 1995 the carrying balance of the Northholme loan is $560,000. Pursuant to a deed-in-lieu of foreclosure settlement agreement with Westholme Partners in 1994, the Fund received an interest in a note collateralized by an undeveloped land parcel commonly known as the Hemet IV land parcel with a current carrying value of $225,000. It is the Fund's intent to sell its interest in the Hemet IV loan during the next twelve

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)


months. See Note 3, "Loans Receivable", of the Notes to Consolidated Financial Statements for further details regarding these notes.

ITEM 7.  FINANCIAL STATEMENTS

         See Index to Consolidated Financial Statements on Page F-1 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         There have been no changes in, or disagreements with, the accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The directors and executive officers of the Fund are:

         Walter E. Auch, Sr.                   Director
         Gerald L. Nudo                        Director
         Robert M. Ungerleider                 Director
         Leonard G. Levine                     President
         Neil D. Hansen                        First Vice President
         Robert G. Higgins                     Vice President and Secretary/
                                               General Counsel
         Joel L. Teglia                        Vice President/Chief Financial
                                               Officer


         WALTER E. AUCH, SR., age 74, was the chairman and chief executive officer of the Chicago Board Options Exchange. Prior to that time, he was executive vice president, director and a member of the executive committee of Paine Weber. Mr. Auch is a director of Pimco L.P., Geotek Industries, Smith Barney Concert Series Funds, Smith Barney Trak Fund, Nicholas Applegate Funds and Fort Dearborn Fund, and a trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a director of the Fund since 1987. Mr. Auch is also a trustee of Banyan Strategic Realty Trust and a director of Banyan Mortgage Investment Fund and Banyan Management Corp.

         GERALD L. NUDO, age 46, is senior vice president of the investment banking firm of Mesirow Realty Finance, Inc., a subsidiary of Mesirow Financial Corp., since 1990. Mr. Nudo received his Bachelor of Science Degree from Northwestern University and his Masters Degree in Business Administration from the University of Chicago Graduate School of Business. Mr. Nudo is also a certified public accountant and a licensed real estate broker in Illinois. Mr. Nudo has been a director of the Fund since 1987. He is a trustee of Banyan Short Term Income Trust and a director of Banyan Management Corp.

         ROBERT M. UNGERLEIDER, age 54, is presently practicing law with and is counsel to the firm of Lane Felcher Kurlander & Fox in New York, New York. He has founded, developed and sold a number of start-up ventures including Verifone Finance, an equipment leasing business, SmartPage, a paging service company and Financial Risk Underwriting Agency, Inc., an insurance agency specializing in financial guarantee transactions. Prior to these endeavors, Mr. Ungerleider practiced real estate and corporate law in New York City for ten years. Mr. Ungerleider received his B. A. Degree from Colgate University and his Law Degree from Columbia University Law School. Mr. Ungerleider has been a director of the Fund since 1987. Mr. Ungerleider is also a director of Banyan Mortgage Investment Fund and Banyan Management Corp.

         LEONARD G. LEVINE, age 49, has been president of the Fund as well as Banyan Management Corp., Banyan Short Term Income Trust, Banyan Strategic Realty Trust and Banyan Mortgage Investment Fund since 1990. He received a B.S./B.A. Degree in Accounting from Roosevelt University and a Masters Degree in Taxation from DePaul University. His areas of specialization include real estate syndications, estate planning and taxation of closely-held corporations. Mr. Levine is also a certified public accountant and a licensed real estate broker.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         (CONTINUED)


         NEIL D. HANSEN, age 49, has been first vice president of the Fund as well as Banyan Management Corp., Banyan Mortgage Investment Fund, Banyan Short Term Income Trust and Banyan Strategic Realty Trust since 1991. He received a B.S. Degree in Finance from the University of Illinois and a Master of Management Degree from Northwestern University. He is a certified public accountant.

         ROBERT G. HIGGINS, age 44, has been vice president and general counsel of the Fund as well as Banyan Management Corp., Banyan Mortgage Investment Fund, Banyan Short Term Income Trust and Banyan Strategic Realty Trust since 1992, and secretary of these entities since 1995. From 1990 to 1992, Mr. Higgins was a contract partner at the law firm of Chapman and Cutler. Mr. Higgins' legal experience has concentrated in the areas of real estate development, finance, acquisition, land use, sales, lending, syndications, general corporate and business practice. Mr. Higgins is admitted to the Bar in the States of Illinois, Minnesota and Texas. He received a B.A. Degree in Government from the University of Notre Dame and a J.D. from Loyola University of Chicago.

         JOEL L. TEGLIA, age 34, has been vice president and chief financial officer of the Fund, as well as Banyan Management Corp., Banyan Mortgage Investment Fund, Banyan Short Term Income Trust and Banyan Strategic Realty Trust since 1994. Prior to assuming the responsibilities of his current position, Mr. Teglia held the position of Controller for Banyan Management Corp. from 1991 to 1994. He received a B.B.A. Degree in Accounting from the University of Notre Dame. Mr. Teglia is a certified public accountant.

ITEM 10.         EXECUTIVE COMPENSATION

A.  DIRECTOR COMPENSATION

         The Directors are paid an annual fee of $15,000, payable quarterly, plus $875 for each board meeting, including meetings of the audit committee, attended in person and $250 an hour for each board meeting, including meetings of the audit committee, attended via telephonic conference call. In addition, each Director is reimbursed for out-of-pocket expenses incurred in attending meetings of the board.

B.  EXECUTIVE COMPENSATION

         Compensation paid to executive officers of the Fund for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                       Long-Term Compensation
                                       Annual Compensation                Awards           Payouts
                                                         Other
                                                         Annual    Restricted                       All Other
                                                        Compen-      Stock      Options/    LTIP     Compen-
                          Year    Salary    Bonus (2)   sation      Award(2)    SARs (#)   Payouts   sation
Leonard G. Levine,        1995   $105,606    $27,612      n/a      ($19,606)      n/a        n/a       n/a
President and Chief       1994   $102,800    $78,425      n/a       $19,606       n/a        n/a       n/a
Executive Officer         1993   $100,000    $ ---        n/a         n/a         n/a        n/a       n/a



         (1) Total compensation for the next three highest paid executives of the Fund for 1995, 1994 and 1993 was less than $100,000 per individual.

         (2) Pursuant to Mr. Levine's employment agreement the incentive amounts which were earned in 1994 and 1993 were paid or awarded to him by the Fund in 1995 and 1994, respectively. Therefore, this compensation will be presented as paid in 1995 and 1994.


         Mr. Levine serves as Chief Executive Officer of the Fund pursuant to an employment agreement entered into on January 1, 1990. The agreement expires on December 31, 1997. Under the agreement, Mr. Levine is paid a salary equal to $105,606 per year. His base salary is adjusted on January 1 of each year based on increases in the "consumer price index."

         Mr. Levine is eligible to receive compensation under an incentive program included in his agreement. Effective January 1, 1993, Mr. Levine earns incentive compensation based and calculated on the following four components:
(i) 1.00% of the Fund's collateralized claims which are converted into cash;
(ii) 3.00% of the Fund's unsecured claims which are converted into cash; (iii) 0.1% of all cash distributions of capital; and (iv) .14% of all distributions of income to shareholders of the Fund.

         Incentive compensation earned is paid 80% in cash and 20% in shares ("Award Shares") of the Fund on March 15 of the year following the period for which the incentive was earned. Pursuant to the Fund's Board of Directors meeting on April 28, 1995, the Board of Directors amended Mr. Levine's employment agreement with respect to the issuance of Award Shares and the previously issued shares were returned to the Fund and cancelled. Mr. Levine will not receive actual shares of the Fund's Common Stock as Award Shares. Under Mr. Levine's amended employment agreement, an "Award Share" has been redefined to mean the right to receive a cash bonus equal to: (i) the value of one share of Common Stock of the Fund; and (ii) any distributions of the Fund with respect to a share of Common Stock between the grant date and the settlement date. The value of an Award Share on a grant date and on a settlement date will be the average closing price of the Fund's shares of Common Stock for the five business days ended at the

ITEM 10.         EXECUTIVE COMPENSATION (CONTINUED)

grant date or the settlement date, as the case may be. Mr. Levine will continue to receive twenty percent (20%) of his Incentive Compensation in Award Shares. At the time upon which Mr. Levine determines to dispose of Award Shares, Mr. Levine will notify the Fund of the number of Award Shares he wishes to tender and he will receive from the Fund a cash bonus equal to the value of the Award Shares tendered to the Fund. The cash bonus from the Award Shares attributable to distributions will be paid currently for all distributions declared for stockholders of record between the grant date and the settlement date. Shares of Common Stock previously issued as Award Shares were converted into cash bonus shares as described above on April 28, 1995, as provided for in the amended employment agreement. The amendment is intended to preserve the original intent of the Award Shares which was to further align the interests of Mr. Levine with those of the Fund's stockholders. All Award Shares shall be forfeited by Mr. Levine if he fails to be employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause.

         On March 1, 1996, March 24, 1995 and January 28, 1994, Mr. Levine was paid $217,135, $27,612 and $78,425, representing 80% of his 1995, 1994 and 1993 incentive, respectively. The 43,083, 6,136 and 17,428 Award Shares valued at $1.26, $1.125 and $1.125 per share, or $54,284, $6,903, and $19,606 for 1995,
1994 and 1993, respectively, represents 20% of Mr. Levine's incentive and will be held by the Fund, pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Fund without just cause; or (iii) the permanent disability or death of Mr. Levine. All Award Shares shall be forfeited by Mr. Levine if he fails to be employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause. Mr. Levine will be entitled to all distributions paid on shares held by the Fund for his benefit.

         Either Mr. Levine or the Fund can terminate the employment agreement at any time upon 90 days written notice. If the termination is by the Fund for cause or by Mr. Levine voluntarily, all incentive compensation not previously paid to Mr. Levine is forfeited and he is not entitled to any severance payment. In the event of Mr. Levine's death or permanent disability, he is entitled to all incentive compensation earned through the date of his disability or death plus any disability or life insurance proceeds in the amount of two times his annual salary which is consistent with standard insurance benefits of all Banyan Management Corp. personnel, but he is not entitled to any other severance payments. If his employment is terminated without cause following a change of control (as defined in the agreement) the Fund is obligated to pay Mr. Levine's salary during the remainder of the employment period and must pay him all incentive compensation which he would have earned as if all the Fund's assets had been converted into cash and all proceeds were distributed. If Mr. Levine is terminated without cause but no change of control has occurred, he will receive a severance payment equal to one year's salary plus all incentive compensation earned through the date of his termination (including incentive compensation based upon assets converted into cash within one year following his termination by the Fund had he received an "expression of interest" prior to Mr. Levine's termination), plus an amount equal to the full cost of Mr. Levine's benefits for one year.

C.       EXECUTIVE AND DIRECTORS STOCK OPTION PLAN

         On June 30, 1994, the stockholders approved and adopted the 1994 Executive and Directors Stock Option Plan (the "Plan"). The Plan granted the Board of Directors the authority to issue up to 1,000,000 shares of the

ITEM 10.         EXECUTIVE COMPENSATION (CONTINUED)

C.       EXECUTIVE AND DIRECTORS STOCK OPTION PLAN (CONTINUED)

Fund's common stock for stock option awards. The Plan consists of an Executive Option Grant Program and a Director Option Grant Program. Under the Director Option Grant Program, each of Gerald L. Nudo, Robert M. Ungerleider and Walter
E. Auch, Sr., in consideration of their length of service on the board on the tenth business day after adjournment of each annual meeting received an option to acquire 50,000 shares. Each of David J. Brail and Alan S. Cooper on the tenth business day after adjournment of each annual meeting received an option to acquire 10,000 shares. The options granted to Messrs. Brail and Cooper have been cancelled by the Fund as a result of their June 7, 1995 decision to not stand for reelection at the February 1995 annual meeting. The exercise price of the options initially granted to the Board of Directors under the Director Option Grant Program was $1.125. No executive is eligible to receive options under the Director Option Grant Program.

         The Board administers the Executive Option Grant Program and has the authority to determine, among other things, the individuals to be granted Executive Options, the exercise price at which shares may be acquired, the number of shares subject to each option and the exercise period of each option. The Board is also authorized to construe and interpret the Executive Option Grant Program and to prescribe additional terms and conditions of exercise in option agreements and provide the form of option agreement to be utilized with the Executive Option Grant Program. No Director is eligible to receive options under the Executive Option Grant Program.

         Options are not transferable except by will or by the laws of descent and distribution, and are exercisable during an optionee's lifetime only by the optionee or the appointed guardian or legal representative of the optionee. Upon the: (a) death or permanent and total disability of an optionee; or (b) retirement in accord with the Fund's retirement practices, any unexercised options will be exercisable at any time within one year in the case of (a) and ninety days in the case of (b) (but in no case beyond the expiration date specified in the Option Agreement). If, while unexercised options remain outstanding under the Plan, the Fund ceases to be a publicly-traded company, or if the Fund merges with another entity or a similar event occurs, all options outstanding under the Plan shall immediately become exercisable at that time.

         The Plan requires the optionee to pay, at the time of exercise, for all shares acquired on exercise in cash, shares, or in the case of the Executive Option Program, other forms of consideration acceptable to the Board.

         If the Fund declares a stock dividend, splits its stock, combines or exchanges its shares, or engages in any other transactions which results in a change in capital structure such as a merger, consolidation, dissolution, liquidation or similar transaction, the Board may adjust or substitute, as the case may be, the number of shares available for options under the Plan, the number of shares covered by outstanding options, the exercise price per share of outstanding options, any target price levels for vesting of the options and any other characteristics of the options as the Board deems necessary to equitably reflect the effects of those changes on the option holders.

         On July 11, 1995 and January 18, 1994 the Board granted, subject to approval of the Plan by the stockholders, initial options totalling 90,000 and 90,000, respectively, to management under the program, at a price of

ITEM 10.         EXECUTIVE COMPENSATION (CONTINUED)

C.       EXECUTIVE AND DIRECTORS STOCK OPTION PLAN (CONTINUED)

$1.50 and $1.125 per share, respectively (the closing price on the day of the grant of options).

         Pursuant to the terms of the grants, options for all shares granted under the Executive Option Grant Program are exercisable and vested in installments as follows: (1) 33.3% of the number of shares commencing on the first anniversary of the date of grant; (ii) an additional 33.3% of the shares commencing on the second anniversary of the date of the grant; and (iii) an additional 33.4% of shares commencing on the third anniversary of the date of grant. Options for all shares as granted under the Director Option Grant Program shall be exercisable in installments as follows: (i) 50.0% of the number of shares commencing on the first anniversary of the date of grant; and
(ii) an additional 50.0% of the number of shares commencing on the second anniversary of the date of grant. The Board is granted discretion to determine the term of each option granted under the Executive Option Grant Program, but in no event will the term exceed ten years and one day from the date of grant.

ITEM 10.         EXECUTIVE COMPENSATION (CONTINUED)

         Stock Options granted or exercised by executive officers for the year ended December 31, 1995, are as follows:

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR





                               Individual Grants

                        Number of     % of Total                                    Potential Realized Value
                       Securities       Options                                      at Assumed Annual Rates
                       Underlying     Granted to      Exercise                       of Stock Price Appreci-
                         Options     Employees in     or Base       Expiration          ation for Option Term
         Name            Granted      Fiscal Year      Price           Date               5%           10%
Leonard G. Levine        60,000           67%           $1.50      Jul. 11, 2005       $ 56,601      $143,437



    AGGREGATED STOCK OPTION EXERCISES DURING YEAR AND YEAR END OPTION VALUES


                                                          Number of Securities
                                                               Underlying         Value of Unexercised
                                                           Unexercised Options    In-the-Money Options
                                                             at December 31         at December 31

                      Shares Acquired                         Exercisable/            Exercisable/
        Name            on Exercise     Value Realized       Unexercisable           Unexercisable
Leonard G. Levine           ---           $      ---         20,000/120,000            $ ---/$---

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 18, 1996, no person owns of record or is known by the Fund to own more than five percent (5%) of the outstanding shares of common stock of the Fund.

         The following table sets forth the ownership of shares owned directly and indirectly by the directors and officers of the Fund as of March 18, 1996.

                                                       Amount of
 Title                Name of                          Beneficial            Percent of
of Class            Beneficial Owner                   Ownership              Interest
Shares of          Leonard G. Levine,                  31,564              Less than 1%
Common Stock       President                           Shares

Shares of          Gerald L. Nudo,                      5,000              Less than 1%
Common Stock       Director                            Shares

Shares of          Robert M. Ungerleider,               6,000              Less than 1%
Common Stock       Director                            Shares

Shares of          Walter E. Auch, Sr.,                16,000              Less than 1%
Common Stock       Director                            Shares

Shares of          All Directors and                   58,564              Less than 1%
Common Stock       Officers of the Fund,               Shares
                   as a group (7 persons)


         See Item 10, Executive Compensation, for information on Stock Options of the Fund held by officers and directors pursuant to the 1994 Executive and Director's Stock Option Plan.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC"). BMC is owned by the Fund, Banyan Strategic Realty Trust, Banyan Short Term Income Trust and Banyan Mortgage Investment Fund (the "Banyan Funds").
Mr. Levine is the president of BMC for which he receives no compensation. Messrs. Teglia, Hansen and Higgins are employees of the Fund but are actually paid by BMC. The portion of their time which is allocable to the Fund is included in the administrative costs for which BMC is reimbursed by the Fund. The directors/trustees of all Banyan Funds serve as directors of BMC but receive no additional compensation. All costs incurred on behalf of BMC for the Fund are allocated to the Fund and other Banyan Funds to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity. The Fund's allocable share of costs for the years ended December 31, 1995, 1994 and 1993, aggregated $557,899, $593,964 and $652,113, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of December 31, 1995, the Fund had a net receivable due from BMC of $261,566.

         Reference is made to the Note 9, "Transactions with Affiliates," of the Notes to the Consolidated Financial Statements for the amount of administrative costs paid to, and a description of various transactions with BMC.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

        (1)(2) The financial statements indicated in Part II, Item 8, Financial Statements and Supplementary Data.

           (3)   Exhibit Number             Description

                          (10)              Material Contracts

                                  (i)       Second Amendment of Leonard
                                            G. Levine's Employment
                                            Contract dated December 31,
                                            1992

                                  (ii)      First Amendment to Second
                                            Amended and Restated
                                            Employment Agreement for
                                            Leonard G. Levine dated
                                            December 31, 1992

                                  (iii)     Directors Stock Option Agreement
                                            dated July 15, 1994

                                  (iv)      Executive Stock Option
                                            Agreements dated July 1, 1994
                                            and July 11, 1995

                          (21)              Subsidiaries of the Fund

                          The following exhibits are incorporated by reference
                 from the Registrant's Registration Statement on Form S-11 (file number 33-13585), referencing the exhibit number used in such Registration Statement.

                 Exhibit Number            Description

                          (3)(a)  Certificate of Incorporation
                          (3)(b)  By-Laws

(b)      No Reports on Form 8-K were filed during the quarter ended December
         31, 1995.

(c)      See Item 13(a)(3) above.

(d) Financial Statements for the H Street Venture as required pursuant to Regulation 3-09 of Section S-X (will be filed subsequently).

     An annual report will be sent to the shareholders subsequent to this filing and the Fund will furnish copies of such reports to the Commission at that time.

                                   SIGNATURES


     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN STRATEGIC LAND FUND II



By:      /s/ Leonard G. Levine                          Date:  April 4, 1996
         Leonard G. Levine, President


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ Leonard G. Levine                          Date:  April 4, 1996
         Leonard G. Levine, President



By:      /s/ Joel L. Teglia                             Date:  April 4, 1996
         Joel L. Teglia, Vice President of
         Finance and Administration, Chief
         Financial and Accounting Officer



By:      /s/ Walter E. Auch, Sr.                        Date:  April 4, 1996
         Walter E. Auch, Sr., Director



By:      /s/ Gerald L. Nudo                             Date:  April 4, 1996
         Gerald L. Nudo, Director



By:      /s/ Robert G. Ungerleider                      Date:  April 4, 1996
         Robert G. Ungerleider, Director

                         BANYAN STRATEGIC LAND FUND II
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Pages


Report of Independent Auditors                                              F-2

Consolidated Balance Sheets as of December 31, 1995 and 1994          F-3 to F-4

Consolidated Statements of Income and Expenses
  For the Years Ended December 31, 1995, 1994 and 1993                F-5 to F-6

Consolidated Statements of Stockholders' Equity
  For the Years Ended December 31, 1995, 1994 and 1993                       F-7

Consolidated Statements of Cash Flows For the Years
  Ended December 31, 1995, 1994 and 1993                              F-8 to F-9

Notes to Consolidated Financial Statements                          F-10 to F-22





All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders of Banyan Strategic Land Fund II

         We have audited the accompanying consolidated balance sheets of Banyan Strategic Land Fund II as of December 31, 1995 and 1994, and the related consolidated statements of income and expenses, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Strategic Land Fund II at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                        ERNST & YOUNG LLP


Chicago, Illinois
March 20, 1996

                         BANYAN STRATEGIC LAND FUND II
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 and 1994



                                              1995                  1994
 ASSETS
 Cash and Cash
   Equivalents                            $    549,309           $  290,366
 Interest Receivable
   on Investments                                3,754                ---
 Interest Receivable
   on Loans                                     59,470               28,614
 Investment Securities                         626,946                ---
                                          ------------         ------------

                                             1,239,479              318,980
                                          ------------         ------------
 Loans Receivable                              785,000              801,000
 Foreclosed Real
   Estate Held for
   Sale, Net                                11,700,657           38,813,530
 Investment in Real
   Estate Venture                            7,122,492            7,093,058
 Other Assets                                  822,592              245,146
                                          ------------         ------------

 Total Assets                             $ 21,670,220         $ 47,271,714
                                          ============         ============

 LIABILITIES AND
   STOCKHOLDERS' EQUITY

 Liabilities
 Accounts Payable and
   Accrued Expenses                       $    630,500         $  1,730,465
 Accrued Real Estate
   Taxes                                         ---                170,769
 Liabilities Assumed at
   Foreclosure of Real
   Estate                                        ---                456,186
 Due To Affiliates                               ---                730,229
                                          ------------         ------------
 Total Liabilities                             630,500            3,087,649
                                          ============         ============

                         BANYAN STRATEGIC LAND FUND II
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 and 1994
                                  (Continued)



                                              1995                  1994
 Stockholders' Equity
 Shares of Common
   Stock, $0.01 Par
   Value, 50,000,000
   Authorized,
   19,266,268 and
   19,283,696 Shares
   Issued, Respectively                    170,927,133           170,946,739

 Accumulated Deficit                      (134,033,206)         (126,735,037)
 Treasury Stock at
   Cost, 9,329,847 and
 20,100 Shares,
 Respectively                              (15,854,207)              (27,637)
                                          ------------           ------------

 Total Stockholders'
   Equity                                   21,039,720            44,184,065
                                          ------------          ------------

 Total Liabilities and
   Stockholders' Equity                   $ 21,670,220          $ 47,271,714
                                          ============          ============


 Book Value Per Share
   of Common Stock
   (9,936,421 and
   19,263,596 Shares
   Outstanding for 1995
   and 1994,
   Respectively)                          $       2.12          $       2.29
                                          ============          ============




The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993



                                              1995                 1994                1993
INCOME
Income From Lending and
  Investing Activities:
  Interest on Loans                       $     40,710          $    75,815          $  184,689
  Income on Investments                        375,730               28,636              50,374
                                          ------------         ------------        ------------
  Total Income From
    Lending and Investing
    Activities                                 416,440              104,451             235,063
                                          ------------         ------------        ------------

EXPENSES
Expenses From Property
  Operating Activities:
  Interest on Advances
    From Affiliates                             17,712              304,022               9,377
  Loss (Gain) on Dispo-
    sition of Properties,
    Note Receivable and
    Foreclosed Real
    Estate Held for Sale,
    Net                                         97,347              537,179            (308,794)
  Net Loss From
    Operations of Fore-
    closed Real Estate
    Held for Sale                            1,729,460            2,901,151               ---
  (Income) Loss From
    Operations of Real
    Estate Venture                             (33,488)           2,824,379           1,604,355
  Provision for Loss on
    Foreclosed Real
    Estate Held for Sale                     4,200,000           20,899,566           1,514,503
                                          ------------         ------------        ------------
  Total Expenses From
    Property Operating
    Activities                               6,011,031           27,466,297           2,819,441
                                          ------------         ------------        ------------

Other Expenses:
  Stockholder Expenses                         231,700              196,728             192,779
  Directors' Fees,
    Expenses and
    Insurance                                  373,968              507,313             460,549
  Other Professional
    Fees                                       244,328              843,038             373,251
  General and
    Administrative                             877,309              830,890             942,305
  (Recovery of) Provision
    for Losses on Loans,
    Notes, Interest
    Receivable and Class
    Action Settlement
    Costs and Expenses                         (23,727)              17,769           1,876,574
                                          ------------         ------------           ---------
  Total Other Expenses                       1,703,578            2,395,738           3,845,458
                                          ------------         ------------          ----------

                         BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
                                  (Continued)



                                              1995                 1994                 1993
Total Expenses                               7,714,609           29,862,035           6,664,899
                                          ------------         ------------        ------------

Operating Loss                              (7,298,169)         (29,757,584)         (6,429,836)

Minority Interest in
  Consolidated                                   ---                  ---               192,603
  Partnership                             ------------         ------------        ------------

Net Loss                                   $(7,298,169)       $ (29,757,584)        $(6,237,233)
                                          ============         ============        ============

Net Loss Per Share of
  Common Stock (Based on
  the Weighted Average
  Number Shares Outstand-
  ing of 13,946,474,
  19,257,962 and
  19,246,168,
  Respectively)                           $      (0.52)        $      (1.55)       $      (0.32)
                                          ============         ============        ============





The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC LAND FUND II
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993





                               Common Stock                   Accumulated         Treasury
                            Shares           Amount             Deficit             Stock               Total
Stockholders'
 Equity,
 December 31,
 1992                     19,266,268      $170,927,133       $ (90,740,220)      $    (27,637)       $ 80,159,276


Net Loss                       ---               ---            (6,237,233)            ---             (6,237,233)
                          ----------      ------------       -------------       ------------        ------------

Stockholders'
 Equity,
 December 31,
 1993                     19,266,268       170,927,133         (96,977,453)           (27,637)         73,922,043

Award Shares
Issued                        17,428            19,606                ---              ---                 19,606


Net Loss                       ---               ---           (29,757,584)            ---            (29,757,584)
                          ----------      ------------       -------------       ------------        ------------

Stockholders'
 Equity,
 December 31,
 1994                     19,283,696       170,946,739        (126,735,037)           (27,637)         44,184,065

Elimination
 of Award
 Shares
 Issued                     (17,428)          (19,606)               ---                ---              (19,606)

Acquisition
 of 9,309,747
 Shares of
 Treasury
 Stock, at
 Cost                          ---               ---                 ---          (15,826,570)        (15,826,570)


Net Loss                       ---               ---            (7,298,169)             ---            (7,298,169)
                          ----------      ------------       -------------       ------------        ------------

Stockholders'
 Equity,
 December 31,
 1995                     19,266,268      $170,927,133       $(134,033,206)      $(15,854,207)       $ 21,039,720
                          ==========      ============       =============       ============         ===========





The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN STRATEGIC LAND FUND II
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993


                                           1995              1994               1993
CASH FLOWS FROM
  OPERATING ACTIVITIES:

NET LOSS                               $ (7,298,169)    $ (29,757,584)       $(6,237,233)

Adjustments to Reconcile
  Net Loss to Net Cash
  (Used In) Provided
  By Operating
  Activities:
  (Recovery of) Provision
    for Losses on Loans,
    Notes, Interest
    Receivable and Class
    Action Settlement
    Costs and Expenses                      (23,727)          260,372          4,999,020
  Provision for Loss on
    Foreclosed Real
    Estate Held for Sale                  4,200,000        20,899,566          1,514,503
  Loss (Gain) from
    Disposition of
    Properties, Note
    Receivable and
    Foreclosed Real
    Estate Held for Sale,
    Net                                      97,347           537,179           (318,201)
  Minority Interest Par-
    ticipation in Conso-
    lidated Partnership                       ---               ---             (192,603)
  Net (Income) Loss From
    Operations of Real
    Estate Venture                          (33,488)        2,824,379          1,604,355
Net Change In:
  Interest Receivable on
    Investments                              (3,754)           49,896            (37,463)
  Interest Receivable on
    Loans                                   (30,856)          (69,807)           (91,485)
  Other Assets                             (577,166)          (64,528)           189,740
  Accounts Payable and
    Accrued Expenses                     (1,119,571)          260,501           (132,805)
  Accrued Real Estate
    Taxes                                  (170,769)          158,809            739,348
  Due to Affiliates                           ---             (20,841)           (13,751)
                                       ------------      ------------       ------------
Net Cash (Used In)
  Provided by Operating
   Activities                            (4,960,153)       (4,922,058)         2,023,425
                                       ------------      ------------       ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of Investment
    Securities                           (2,134,482)            ---                ---
  Proceeds from Sale of
    Investment Securities                   778,331             ---            1,865,000
  Principal Payments on
    Investment Securities                   728,925             ---                ---
  Recovery of (Provision
    For) Losses on Loans,
    Notes, Interest
    Receivable and Class
    Action Settlement
    Costs and Expenses                       23,727            17,098              ---
  Collection of
    (Investment In) Loans
    Receivable, Net                          16,000          (134,426)           826,521

                         BANYAN STRATEGIC LAND FUND II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993
                                  (Continued)

                                           1995              1994               1993
  Additions to Foreclosed
    Real Estate Held for
    Sale                                      ---               ---           (1,514,503)
  Investments in Real
    Estate Venture                            4,054          (222,473)          (461,080)
  Proceeds from the Sale
    of Foreclosed Real
    Estate Held for
    Sale                                 22,479,900         2,172,611              ---
  Proceeds from the Sale
    of Note Receivable                        ---             200,000              ---
  Forfeited Proceeds
    from Sales Contracts                     58,086           121,977              ---
  Cash Received Upon
    Loan Foreclosure                          ---             900,000              ---
  Payment of Liabilities
    Assumed at Foreclo-
    sure of Real Estate                     (87,699)         (254,083)             ---
  Proceeds from Sales of
    Property                                  ---               ---              440,762
  Additions to Develop-
    ment in Progress                          ---               ---           (2,539,425)
  Investment in
    Foreclosed Real
    Estate Held for Sale                    (90,947)         (229,495)             ---
  (Payment To) Due to
    Affiliates                             (730,229)          627,267          1,110,326
                                       ------------      ------------       ------------
Net Cash Provided By
  (Used In)Investing
  Activities                             21,045,666         3,198,476           (272,399)
                                       ------------      ------------       ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Acquisition of Treasury
    Stock                               (15,826,570)            ---                ---
                                       ------------      ------------       ------------
Cash Used in Financing
    Activities                          (15,826,570)            ---                ---
                                       ------------      ------------       ------------
Net Increase (Decrease)
  in Cash and Cash
  Equivalents                               258,943       (1,723,582)          1,751,026

Cash and Cash Equivalents
  at Beginning of Year                      290,366         2,013,948            262,922
                                       ------------      ------------       ------------
Cash and Cash Equivalents
  at End of Year                       $    549,309        $  290,366      $   2,013,948
                                      =============      ============       ============





        The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC LAND FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.      BASIS OF PRESENTATION

         Banyan Strategic Land Fund II (the "Fund") was organized as a corporation under the laws of the State of Delaware, pursuant to the Certificate of Incorporation filed April 14, 1987.

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


         B.      INVESTMENT SECURITIES

         Investment securities are classified as available for sale and carried at fair value determined by quoted market prices with unrealized gains and losses reflected in the statement of shareholders' equity. Realized gains and losses are determined on a specific identification basis. The basis of investment securities is adjusted for amortization of premiums and discounts using a level yield method.

         C.      REVENUE RECOGNITION

         Interest income is accrued when earned. The accrual of interest is discontinued when the borrower acknowledges its inability to make payments or when payments become contractually delinquent ninety days or more, unless the loan is in the process of collection. Once a loan has been placed in a non-accrual status, all cash received is applied against the outstanding loan balance until such time as the borrower has demonstrated an ability to make payments under the terms of the then current loan agreement. That portion of accrued interest income which the Fund considers to be unlikely of collection is reflected in the accompanying consolidated statements of income and expenses in the provision for losses on loans, notes and interest receivable. However, the Fund intends to pursue collection of all amounts contractually due from the borrowers.

         D.      LOANS RECEIVABLE

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan ("FAS 114/118"). The adoption of FAS 114/118 by the Fund effective January 1, 1995 has not had any impact on the carrying value of the Fund's loans or financial statements as of December 31, 1995.

         E.      FORECLOSED REAL ESTATE HELD FOR SALE

         Foreclosed real estate held for sale is recorded at the lesser of the mortgage loan balance plus costs incurred on behalf of the borrower or the estimated fair market value at the date of foreclosure.

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," under which the Fund would be

                        BANYAN STRATEGIC LAND FUND II
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

required to recognize impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount. The Fund adopted Statement No. 121 in the fourth quarter effective January 1, 1995 with no effect on the accompanying financial statements.

         F.      INCOME TAXES

         For the years ended December 31, 1995, 1994 and 1993, the Fund continued to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to distribute at least 95% of its taxable income to stockholders and
meet certain asset and income tests as well as other requirements.   However,
if these requirements had not been met as of December 31, 1995, loss of REIT status would not significantly affect the Fund's tax position. On March 20, 1996, the Fund notified the Internal Revenue Service of its intent to revoke the tax election to be treated as a REIT under section 856(c) (1) of the Internal Revenue Code of 1986, as amended, in order to avoid the adverse tax effects associated with the potential disposition or development of its various real estate assets consisting of undeveloped land for which a REIT structure is not intended. Pursuant to the revocation of tax election 856(c) (1), the Fund will be taxable as a "C" corporation and will no longer be required to meet certain pre-determined distribution, asset and income requirements, effective January 1, 1996.

         As of December 31, 1995, Loans Receivable, Foreclosed Real Estate Held for Sale and Investment in Real Estate Venture have a basis of $1,060,000, $21,333,949 and $10,102,155, respectively, for income tax purposes. Additionally, Mortgage Loans and investment in partnership with a tax basis of $35,979,000 and $100,000, respectively, have not been accorded any value for financial reporting purposes.

         As of December 31, 1995, the Fund had a net operating loss carry forward of approximately $39,000,000 which expires in 2005 through 2010.

         G.      CASH EQUIVALENTS

         The Fund considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

         H.      VALUATION OF STOCK OPTIONS

         The Fund's Stock Options awarded purusant to its 1994 Directors and Executive Option Plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

         I.      USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        BANYAN STRATEGIC LAND FUND II
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         J.      RECLASSIFICATIONS

         Certain reclassifications have been made to the previously reported 1994 and 1993 consolidated financial statements in order to provide comparability with the 1995 consolidated financial statements. These reclassifications have not changed the 1994 or 1993 results.

2.       INVESTMENT SECURITIES

         The Fund's investment securities portfolio at December 31, 1995 is as follows:

                                                     Amortized Cost
                                                    Net of Principal
Name of Each Issue and                             Paydowns Received
Name of Each Issuer                                Dec. 31, 1995 (2)

Federal Home Loan                                         $  369,502
Mortgage Corp., 6.0%,
7/05/95-6/25/2014 (1)

Collateralized                                               257,444
Mortgage Security
Corp., 9.0%, 7/05/95-6/25/2007

                                                          ----------

                                                          $  626,946
                                                          ==========

(1) The Guaranteed REMIC Pass-Through Certificate is guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment security is dependent upon the repayment of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The maturity of the investment security, under the market conditions as of the fourth quarter of 1995, is expected to be from June 25, 2007 to June 25, 2014. These expectations may change as interest rates on mortgage loans change.

(2) The estimated market value of the Fund's investment securities as of December 31, 1995 approximates its carrying value.

                         BANYAN STRATEGIC LAND FUND II
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.      LOANS RECEIVABLE

The Fund's loan portfolio at December 31, 1995 consists of the following loans:


Borrowing Partnership/
  Property Pledged as
  Collateral/Interest Rate/                                          Carrying        Interest
  Maturity Date                                Face Amount             Amount       Receivable
Northholme Partners                             $  560,000         $  560,000       $   59,470
  Development Agreement on
    Whittaker Parcel (a)
  Interest Rate: 11%
  Maturity Date: 7/31/96

Hemet IV                                           500,000            225,000             ---
  Land Parcel
  Interest Rate:  10%
  Maturity Date:  (b)
                                                ----------         ----------        ---------
Total Investment in Loans
  Receivable                                    $1,060,000         $  785,000        $  59,470
                                                ==========         ==========        =========

(a) Northholme Partners ("Northholme"), of which the Fund holds an 80% limited partnership interest, was created by the Fund and a partner of The Anden Group on August 31, 1992. On September 2, 1992, the Fund and Northholme entered into a loan agreement whereby the Fund committed to lend Northholme $700,000. The maturity date of the Northholme loan has been subsequently extended to July 31, 1996. The loan is collateralized by a Development Agreement on a 1,000-acre land parcel located north of Los Angeles, California (the "Whittaker Property"). The partner associated with the Anden Group has a 20% participation in the loan. The loan originally required monthly payments of interest only with the principal plus accrued interest due at maturity. As a result of Northholme's inability to generate current cash proceeds sufficient to meet the monthly interest payments, the Fund agreed to modify the terms of the loan on July 31, 1994. Pursuant to the July 31, 1994 modification, payment of interest on the loan is to be deferred until the earlier of the loan's maturity date or upon receipt of cash proceeds from the sale or refinancing of the Whittaker Property per the terms of the Development Agreement. As a result of the loan modification, the Northholme loan has also been placed on nonaccrual status effective January 1, 1995. As of December 31, 1995, the Fund has also advanced $391,443 as additional partnership advances to the Northholme Partnership for costs associated with the completion of the zoning and entitlement work for the Whittaker Property per the Partnership Agreement which earns interest at a rate of 12%. The Northholme Partnership Agreement provides for the Fund's partnership advances to be repaid prior to the repayment of the Fund's mortgage loans. For financial reporting purposes, these advances are recorded in other assets on the Fund's Balance Sheet. Based on the Fund's valuation estimates of the underlying collateral it has determined that the loan and all subsequent advances plus accrued interest are deemed collectible as of December 31, 1995.

                         BANYAN STRATEGIC LAND FUND II
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.       LOANS RECEIVABLE (CONTINUED)


(b) During 1994, in connection with a restructuring of Anden, the Fund was conveyed an interest in a first mortgage loan collateralized by a parcel of land located in Hemet, California. The borrower is Hemet Phase IV Partners L.P., an affiliate of the Anden Group. The Fund recorded its interest in the loan acquired at $500,000 as of the date of foreclosure. During 1994, the Fund recorded a provision for losses on loans, notes and interest receivable relating to the Hemet IV loan in the amount of $275,000. The interest rate on the loan is 10%. Interest and principal on the loan shall be due and payable upon the sale or disposition of the collateral. Pursuant to the Fund's valuation of the underlying collateral, the note has been placed on non-accrual status.

                         BANYAN STRATEGIC LAND FUND II
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.       LOANS RECEIVABLE (CONTINUED)



                                             1995                 1994                1993
Reconciliation of
  Loans Receivable:

  Balance at
    Beginning of
    Year                                $    801,000           $  956,563          $ 8,828,564

    Additions During
      Year:

      New Loans                                ---                675,426              356,405
      Capitalized
        Interest on
        Loans                                  ---                 33,533              152,218
      Amortization
        of Loan Fees                           ---                  2,227               14,092
                                        ------------         ------------         ------------
                                               ---                711,186              522,715
                                        ------------         ------------         ------------

    Deductions
      During Year:

      Provision For
        Loan Losses                            ---               (275,000)               ---
      Principal
        Collections
        on Loans                             (16,000)             (41,000)          (1,125,926)
      Loans Written-
        Off, Fore-
        closed or
        Loans in
        Substantive
        Foreclosure                            ---               (550,749)          (7,268,790)
                                        ------------         ------------         ------------
                                             (16,000)            (866,749)          (8,394,716)
                                        ------------         ------------         ------------

  Balance at End of
    Year                                 $   785,000          $   801,000         $    956,563
                                        ============         ============         ============

                         BANYAN STRATEGIC LAND FUND II
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    FORECLOSED REAL ESTATE HELD FOR SALE

      LINDFIELD TRACT A

      The Lindfield Tract A property consists of a 13-acre parcel of land zoned tourist-commercial within a multi-use planned unit development, located in Kissimmee, Florida (near Orlando, Florida). As of December 31, 1995, the Fund's current carrying value for this property is $600,000.

      LINDFIELD TRACT D

      The Lindfield Tract D property consists of an 8.5-acre parcel of land zoned for commercial use within a multi-use planned unit development, located in Kissimmee, Florida. As of December 31, 1995, the Fund's current carrying value for this property is $650,000.

      LAKE ROGERS

      The Lake Rogers property consisted of 11 single family home lots located in Oveido, Florida. As of December 31, 1995, the Fund's carrying value for this property was $223,531. In addition, during the year ended December 31, 1995, the Fund received a $8,520 forfeited sales contract deposit from a potential buyer. This deposit was recorded against the carrying value of the property. The 11 single family home lots were sold in February 1996 to an unaffiliated third party. (See Note 5 for further details.).

      HEMET PHASE III

      The Hemet Phase III property consists of 75 single family home lots located in Hemet, California. As of December 31, 1995, the Fund's current carrying value for this property is $342,434. During the year ended December 31, 1995, the Fund received $37,566 in forfeited sales deposits from potential buyers. These deposits were recorded against the carrying value of the property.

      RANCHO MALIBU

      Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California. On July 1, 1992, a joint venture (the "Venture") between the Fund and Banyan Mortgage Investment Fund ("BMIF") acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Fund owns a 98.6% general partner interest in the Venture while BMIF holds the remaining 1.4% interest as a limited partner. The Venture's results are consolidated in the accompanying financial statements.

      From the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu appealed. On December 5, 1995, the Court of Appeals of the State of California decided this appeal in favor of the Fund and on January 4, 1996 a petition for rehearing was denied.

      Concurrent with the aforementioned appeal, the Venture pursued entitlements before the County of Los Angeles. In August 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On

                         BANYAN STRATEGIC LAND FUND II
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    FORECLOSED REAL ESTATE HELD FOR SALE (CONTINUED)

January 23, 1996, the Los Angeles County Board of Supervisors tentatively approved a compromise forty-six-unit project. Final County approval can be challenged only by a separate action brought in Superior Court.

      During the year ended December 31, 1995 and 1994, the Fund expended approximately $1,604,000 and $1,481,000, respectively, relating to entitlement activities, holding costs and litigation. These costs were included in total expenses from property operating activities on the Fund's consolidated statement of income and expenses. As a result of the decrease in number of units approved for residential development from fifty-one units to the agreed upon forty-six units as discussed above, the Fund recorded a $4,200,000 valuation allowance against the property during the quarter ended December 31, 1995. For the year ended December 31, 1993, the Fund incurred $1,514,503 of costs related to entitlement work and the litigation which were capitalized. Concurrently, in light of the litigation and the foregoing factors, the Fund recorded a $1,514,503 valuation allowance. As of December 31, 1995, the Fund's carrying balance for the property is $9,961,992.

5. DISPOSITION OF FORECLOSED REAL ESTATE HELD FOR SALE AND REPAYMENT OF LOAN RECEIVABLE

      FORECLOSED REAL ESTATE HELD FOR SALE

      KEY BISCAYNE

      In 1990, title to 22 acres of property located in Key Biscayne, Florida, was conveyed to the Fund under a deed-in- lieu of foreclosure agreement. The Fund's parcel represented a portion of the "Key Biscayne Project"; the remainder was owned by THSP Associates Limited Partnership II ("THSP"), formerly known as Banyan Mortgage Investors L.P. III. The Fund and THSP had been developing the Key Biscayne Project pursuant to a Joint Development Agreement ("JDA") dated September 17, 1990 to which the Fund and THSP were parties. As of December 31, 1993, the Fund's carrying value for this property was $42,740,410 which was based on the estimated value of the property assuming completion of the development plan. During 1994, the Fund and THSP engaged in extensive litigation in Florida and Illinois and settlement negotiations involving the Key Biscayne Project. On March 16, 1995, the Fund executed a settlement agreement with THSP. Pursuant to the settlement agreement, the Fund received cash and other consideration totalling approximately $24,700,000 and transferred to THSP ownership of the Fund's 22-acre site in Key Biscayne, Florida. The Fund also released all claims it had asserted to an adjacent parcel owned by THSP. In addition, the Fund and THSP consensually terminated all pending litigation and exchanged mutual releases.

      Of the $24,700,000 settlement, the Fund received approximately $21,500,000 in cash. The remaining $3,200,000 was used to pay approximately $1,500,000 in closing fees and prorations and to discharge the Fund's liability of approximately $1,700,000 due THSP for advances made to the Fund pursuant to the JDA. The Fund also reduced the Key Biscayne carrying value at December 31, 1994 for legal and other costs of approximately $775,000 which were anticipated related to the settlement. For the year ended December 31, 1995, the Fund has expended approximately $527,000 of the total $775,000 anticipated costs. The remaining costs of approximately $248,000 were expended during the first quarter of 1996. As a result of the settlement, the Fund recorded a loss provision of approximately $19,700,000 as of December 31, 1994 which represented the difference between the net book value of the Fund's investment in the Key

                         BANYAN STRATEGIC LAND FUND II
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DISPOSITION OF FORECLOSED REAL ESTATE HELD FOR SALE AND REPAYMENT OF LOAN RECEIVABLE (CONTINUED)

Biscayne project less the settlement amount as reduced by closing fees and prorations.

      On February 15, 1996, the Fund sold the 11 single family home lots comprising the Lake Rogers property to an unaffiliated third party for approximately $165,000. After prorations for closing costs of approximately $19,400, the Fund received net proceeds of approximately $145,600 and recognized a loss of approximately $77,300 which has been reflected in the accompanying consolidated statements of income and expenses for the year ended December 31, 1995.

      On December 18, 1995, the Fund sold the Lancaster property to an unaffiliated third party for approximately $326,000. After prorations for closing costs of approximately $18,000 and payment of assumed liabilities of approximately $189,500, the Fund received net proceeds of approximately $118,500 and recognized a loss of approximately $57,100.

      On December 15, 1995, the Fund sold the remaining eight acres of the total fourteen acres of the Lindfield Multi-family property to an unaffiliated third party for approximately $686,100. After prorations for closing costs of approximately $81,200, the Fund received net proceeds of approximately $604,900 and recognized a gain of approximately $55,000.

      On June 16, 1995, the Fund sold six of the eleven lots comprising the Lindfield's Single Family property to an unaffiliated third party for $54,000. After prorations for closing costs of approximately $900 and payment of assumed liabilities of approximately $900, the Fund received net proceeds of approximately $52,200 and recognized a gain of approximately $9,500 on the sale. On November 28, 1995, the Fund sold the remaining five Lindfield's Single Family property lots to an unaffiliated third party for $64,000. After prorations for closing costs of approximately $7,700, the Fund received net proceeds of approximately $56,300 and recognized a gain of approximately $21,900. In addition, during the year ended December 31, 1995, the Fund received $12,000 in forfeited sales contract deposits from potential buyers. These deposits were recorded against the carrying value of the portfolio.

      On June 20, 1995, the Fund sold the Palmdale property to an unaffiliated third party for approximately $350,300. After prorations for closing costs of approximately $24,600 and payment of assumed liabilities of approximately $178,200, the Fund received net proceeds of approximately $147,500 and recognized a loss of approximately $49,300 on the sale.

      LOAN RECEIVABLE

      CHINO HILLS MORTGAGE LOAN

      The Fund was assigned an interest in a loan valued at $57,000 which was collateralized by a Deed of Trust secured by five acres of undeveloped land located in Chino Hills, California ("Chino Hills"). The borrower was New Romanoffsky Church of California. The loan required monthly payments of interest at a rate of 9% and periodic principal payments scheduled through the maturity date of February 14, 1995. During the quarter ended March 31, 1995, the Fund received the final principal and interest payments of $16,000 and $360, respectively, on the loan and thereupon released its lien. The Fund has no further interest in the Chino Hills property.

                        BANYAN STRATEGIC LAND FUND II
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.    INVESTMENT IN JOINT VENTURE

      On October 22, 1990, the Fund acquired title to the property known as the H Street Assemblage located in Washington, D.C. pursuant to an agreement with Banyan Strategic Realty Trust ("BSRT"). On June 5, 1992, the Fund and BSRT formed a joint venture (the "Venture") to pursue its development rights. The Fund has a 47% interest in the Venture while BSRT has the Remaining 53%. This property consists of 17,000 square feet of undeveloped land in downtown Washington D.C. plus an approximately 55,900 square foot office building. The entire property is zoned for office development.

      The Venture has completed and obtained the zoning, entitlement and historic preservation for the development of an approximately 330,000 square foot commercial office building on the H Street Assemblage. In December 1994, based on the current market conditions in Washington D.C., the Venture determined that it would be in its best interest to initiate marketing efforts to sell the property rather than assume the risk associated with the development of the property, thereby necessitating a $5,500,000 valuation allowance. The Fund's share of $2,585,000 is included in the Loss From Operations of Real Estate Venture in the Fund's 1994 Statement of Income and Expenses. For the year ended December 31, 1993, the Venture recorded a write off of a $2,300,000 non-refundable deposit on the option parcels on the termination date, of which the Fund's share, $1,081,000, is included in the Loss From Operations of Real Estate Venture in the Fund's 1993 Statement of Income and Expenses.

      Summary financial information (unaudited) for the H Street Assemblage as of December 31, 1995 and 1994 is as follows:

                                                1995                    1994
Investment Property, Net                    $ 16,039,027            $ 16,096,527
Other Assets                                     255,923                  23,014
Other Liabilities                               (276,780)               (206,131)
Venture Partners' Equity                      (8,895,678)             (8,820,352)
                                            ------------            ------------

  Fund's Equity                             $  7,122,492            $  7,093,058
                                            ============            ============

Total Revenues                              $    469,337            $    406,315
                                            ============            ============


Net Income (Loss)                           $     71,252            $ (6,009,317)
                                            ============            ============

                         BANYAN STRATEGIC LAND FUND II
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7.    DUE TO AFFILIATES

      The Fund has entered into a partnership agreement with BSRT regarding the ownership and operation of the H Street Assemblage (the "H Street Venture"). See Note 6, Investment in Joint Venture, for further details. Under the terms of this agreement, BSRT has the right, but is not obligated, to advance expenditures on behalf of the Fund. During 1994 and 1993, BSRT advanced to the H Street Venture all funds expended on the H Street Assemblage, including the Fund's portion. As provided in the H Street partnership agreement, all advances made by BSRT for the Fund's share of the H Street Venture's expenses bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Fund's total payable to BSRT was approximately $730,000. On March 24, 1995, the Fund repaid the December 31, 1994 outstanding balance. As of December 31, 1995, the H Street advances, and all interest thereon, made by BSRT have been repaid in full by the Fund.

8. RECOVERY OF LOSSES ON LOANS, NOTES, INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

      The Fund has received cash of $23,727, $17,098 and $3,122,446 during 1995, 1994 and 1993, respectively, related to its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Fund) of VMS Realty Partners and its affiliates ("VMS"), former affiliates of the Fund. The Fund has recorded $23,727, $14,628 and $3,124,916, respectively, of these amounts as recovery of losses on mortgage loans, notes and interest receivable in its consolidated statement of income and expenses. The recoveries for 1994 and 1993 were partially offset by the Fund's recognition of losses on loans receivable of $275,000 and $5,001,490, respectively.

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

9.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity. The Fund's allocable share of costs for the years ended December 31, 1995, 1994 and 1993 aggregated $557,899, $593,964 and $652,113, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. At December 31, 1995 and 1994, the Fund had a net receivable due from BMC of $261,566 and $30,022, respectively. The net receivable is included in Other Assets on the Fund's Consolidated Balance Sheet.

                         BANYAN STRATEGIC LAND FUND II
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ELIMINATION OF AWARD SHARES OUTSTANDING AND WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

     On April 29, 1994, the Fund issued 17,428 shares of its common stock to Leonard G. Levine, its President. Pursuant to Mr. Levine's amended employment agreement, all incentive amounts earned subsequent to January 1, 1993 are to be paid 80% in cash on or before March 15 of the year following the period for which the incentive is earned and 20% in shares ("Award Shares") of the Fund. On March 1, 1996, March 24, 1995 and January 28, 1994, Mr. Levine was paid $217,135, $27,612 and $78,425, representing 80% of his 1995, 1994 and 1993 incentive, respectively. The 43,083, 6,136 and 17,428 Award Shares valued at $1.26, $1.125 and $1.125 per share, respectively, or $54,284, $6,903, and
$19,606 for 1995, 1994 and 1993, respectively, represent 20% of Mr. Levine's incentive and will be held by the Fund, pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Fund without just cause; or (iii) the permanent disability or death of Mr. Levine. The "Award Shares" were issued at a price equal to the average closing price of the Fund's shares for the five business days ended prior to December 31 of the respective year. At a meeting of the Fund's Board of Directors on April 28, 1995, the Board of Directors amended Mr. Levine's employment agreement with respect to the issuance of Award Shares and the previously issued shares were returned to the Fund and cancelled. Mr. Levine will no longer receive actual shares of the Fund's Common Stock as Award Shares. Under Mr. Levine's amended employment agreement, an "Award Share" has been redefined to mean the right to receive a cash bonus equal to: (i) the value of one share of Common Stock of the Fund; and (ii) any distributions of the Fund with respect to a share of Common Stock between the Grant Date and the Settlement Date. The value of an Award Share on a Grant Date and on a Settlement Date will be the average closing price of the Fund's shares of Common Stock for the five business days ended at the Grant Date or the Settlement Date, as the case may be. Mr. Levine will continue to receive twenty percent (20%) of his Incentive Compensation in Award Shares. At the time upon which Mr. Levine determines to dispose of Award Shares, Mr. Levine will notify the Company of the number of Award Shares he wishes to tender and he will receive from the Company a cash bonus equal to the value of the Award Shares tendered to the Company. The cash bonus from the Award Shares attributable to distributions will be paid currently for all distributions declared for stockholders of record between the Grant Date and the Settlement Date. Shares of Common Stock previously issued as Award Shares were converted into cash bonus shares as described above on April 28, 1995, as provided for in the amended employment agreement. The 17,428 shares as previously issued on April 29, 1994 have been excluded effective April 28, 1995 when calculating Net Income Per Share of Common Stock Based on Weighted Average Number of Shares Outstanding. See Note 12, Tender Offer, for further details impacting the Fund's weighted average number of shares outstanding. The Award Shares will continue to be subject to the existing vesting provisions. The amendment is intended to preserve the original intent of the Award Shares which was to further align the interests of Mr. Levine with those of the Fund's stockholders. All Award Shares shall be forfeited by Mr. Levine if he fails to be employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause.

11.  STOCK OPTION PLAN

     On June 30, 1994, the stockholders approved and adopted the 1994 Executive and Directors Stock Option Plan (the "Plan"). The Plan granted the Board of Directors the authority to issue up to 1,000,000 shares of the Fund's common stock for stock option awards. The Plan consists of an

                         BANYAN STRATEGIC LAND FUND II
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  STOCK OPTION PLAN (CONTINUED)

Executive Option Grant Program and a Director Option Grant Program. Under the Director Option Grant Program, each of Gerald L. Nudo, Robert M. Ungerleider and Walter E. Auch, Sr., in consideration of their length of service on the board on the tenth business day after adjournment of the annual meeting received an option to acquire 50,000 shares. Each of David J. Brail and Alan
S. Cooper on the tenth business day after adjournment of the annual meeting received an option to acquire 10,000 shares. The options granted to Messrs. Brail and Cooper have been cancelled by the Fund as a result of their June 7, 1995 decision to not stand for reelection at the February 1995 annual meeting.During the thirty day period following the annual meeting and the retirement of Messrs. Brail and Cooper from the Board of Directors, neither of them elected to exercise any options as they were entitled to under the Director Option Plan. The exercise price of the options initially granted to the Board of Directors under the Director Option Grant Program was $1.125.

     The Board administers the Executive Option Grant Program and has the authority to determine, among other things, the individuals to be granted Executive Options, the exercise price at which shares may be acquired, the number of shares subject to each option and the exercise period of each option. No Director is eligible to receive options under the Executive Option Grant Program. On July 11, 1995 and January 18, 1994 the Board granted, subject to approval of the Plan by the stockholders, initial options totalling 90,000 and 90,000, respectively, to management under the program, at a price of $1.50 per share and $1.125 per share, respectively, (the closing price on the day of the grant of options). Pursuant to the terms of the grants, options for all shares granted under the Executive Option Grant Program will be exercisable and vested in installments as follows: (i) 33.3% of the number of shares commencing on the first anniversary of the date of grant; (ii) an additional 33.3% of the shares commencing on the second anniversary of the date of the grant; and (iii) an additional 33.4% of shares commencing on the third anniversary of the date of grant. Options for all shares as granted under the Director Option Grant Program shall be exercisable in installments as follows: (i) 50% of the number of shares commencing on the first anniversary of the date of grant; and (ii) 50% of the number of shares commencing on the second anniversary of the date of the grant. The Board is granted discretion to determine the term of each Option granted under the Executive Option Grant Program, but in no event will the term exceed ten years and one day from the date of the grant. At December 31, 1995, 330,000 options for shares were outstanding of which 30,000 were exercisable. None of the granted options have been exercised.

12.  TENDER OFFER

     On May 5, 1995, the Fund commenced a tender offer for up to 10,000,000 shares of its stock at a price of $1.70 per share. The tender offer expired at midnight on June 6, 1995. The trading price of the Fund's stock on the last day prior to commencement of the tender offer was $1.31 per share. The tender offer resulted in the purchase by the Fund of 9,309,747 shares for a total purchase price of $15,826,570. The shares purchased pursuant to the tender offer have been excluded effective June 6, 1995 when calculating Net Income Per Share of Common Stock Based on Weighted Average Number of Shares Outstanding.