Form 10QSB
period 1996-03-31
BANYAN STRATEGIC LAND FUND II
filed 1996-05-10
CIK 812914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB


( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996


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


Shares of common stock outstanding as of May 10, 1996:  9,936,421.

Transitional Small Business Disclosure Format:  YES   .  NO X .

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BANYAN STRATEGIC LAND FUND II
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                   1996              1995
 ASSETS
 Cash and Cash Equivalents     $    287,002      $    549,309
 Interest Receivable on
   Investments                          ---             3,754
 Interest Receivable on
   Loans                             71,940            59,470
 Investment Securities                  ---           626,946
 Loans Receivable                   785,000           785,000
 Foreclosed Real Estate
   Held for Sale                 11,554,425        11,700,657
 Investment in Real Estate
   Venture                        7,216,197         7,122,492
 Other Assets                       859,340           822,592
                               ------------      ------------
 Total Assets                  $ 20,773,904      $ 21,670,220
                               ============      ============
 LIABILITIES AND
   STOCKHOLDERS' EQUITY

 Liabilities
 Accounts Payable and
   Accrued Expenses            $    341,583      $    630,500
 Accrued Real Estate Taxes           33,228              ---
                               ------------      ------------
 Total Liabilities             $    374,811      $    630,500
                               ============      ============
 Stockholders' Equity
 Shares of Common Stock,
   $0.01 Par Value,
   50,000,000 Authorized,
   19,266,268 Shares
   Issued                       170,927,133       170,927,133
 Accumulated Deficit           (134,673,833)     (134,033,206)
 Treasury Stock at Cost,
   9,329,847 Shares             (15,854,207)      (15,854,207)
                               ------------      ------------
 Total Stockholders' Equity      20,399,093        21,039,720
                               ------------      ------------
 Total Liabilities and
   Stockholders' Equity        $ 20,773,904      $ 21,670,220
                               ============      ============
 Book Value Per Share of
   Common Stock (9,936,421
   Shares Outstanding)         $       2.05      $       2.12
                               ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

 INCOME                                  1996              1995

 Interest on Loans                    $    12,469      $      3,886
 Income on Investments                      1,481            39,521
                                      -----------      ------------
 Total Income                              13,950            43,407
                                      -----------      ------------
 EXPENSES
 Expenses From Property Operating
   Activities:
   Interest on Advances From
     Affiliates                              ---             17,712
   Net Loss From Operations of
     Foreclosed Real Estate Held
     for Sale                             349,683           483,163
   Net Loss From Operations of
     Real Estate Venture                   33,971            26,248
                                      -----------      ------------
   Total Expenses From Property
     Operating Activities                 383,654           527,123
                                      -----------      ------------
 Other Expenses:
   Stockholder Expenses                    20,522            39,330
   Directors' Fees, Expenses and
     Insurance                             51,269           122,677
   Other Professional Fees                 45,561           314,202
   General and Administrative             153,571           335,631
   Recovery of Losses on Loans,
     Notes and Interest
     Receivable                             ---             (23,277)
                                      -----------      ------------
   Total Other Expenses                   270,923           788,563
                                      -----------      ------------
 Total Expenses                           654,577         1,315,686
                                      -----------      ------------
 Net Loss                               $(640,627)     $ (1,272,279)
                                      ===========      ============
 Net Loss Per Share of Common
   Stock (Based on the Weighted
   Average Number of Shares
   Outstanding of 9,936,421
   and 19,263,596, respectively)      $     (0.06)     $      (0.07)
                                      ===========      ============

The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)




                        Common Stock             Accumulated       Treasury
                     Shares       Amount           Deficit          Stock           Total


Stockholders'
Equity,
December 31,
1995             19,266,268    $170,927,133    $(134,033,206)   $(15,854,207)    $21,039,720



Net Loss              ---             ---           (640,627)           ---         (640,627)
                -----------    ------------     ------------    ------------     ------------

Stockholders'
Equity,
March 31,
1996             19,266,268    $170,927,133    $(134,673,833)   $(15,854,207)    $20,399,093
                ===========    ============     ============    ============     ===========


The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN STRATEGIC LAND FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                         1996            1995
CASH FLOWS FROM OPERATING
ACTIVITIES:
NET LOSS                               $ (640,627)   $(1,272,279)
Adjustments to Reconcile Net
  Loss to Net Cash Used In
  Operating Activities:
  Recovery of Losses on Loans, Notes
    and Interest Receivable                 ---          (23,277)
  Net Loss From Operations
    of Real Estate Venture                 33,971         26,248
Net Change In:
  Interest Receivable on Investments        3,754        (92,982)
  Interest Receivable on Loans            (12,470)        (5,783)
  Other Assets                            (36,748)       (36,369)
  Accounts Payable and Accrued
    Expenses                             (288,917)      (104,569)
  Accrued Real Estate Taxes                33,228         26,555
                                      -----------    -----------
Net Cash Used In Operating
Activities                               (907,809)    (1,482,456)
                                      -----------    -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Proceeds from Sale of Investment
    Securities                            310,007          ---
  Principal Payments on Investment
    Securities                            316,939          ---
  Proceeds from the Sale of Fore-
    closed Real Estate Held for Sale      146,232     21,500,434
  Recovery of Losses on Loans, Notes
    and Interest Receivable                 ---           23,277
  Collection of Loan Receivable             ---           16,000
  Forfeited Proceeds from Sales
    Contracts                               ---           28,824
  Payment of Liabilities Assumed
    at Foreclosure of Real Estate
    Held for Sale                           ---         (173,864)
  Investments in Real Estate Venture     (127,676)        (2,652)
  Payment to Affiliate                      ---         (730,229)
                                      -----------     -----------
Net Cash Provided By Investing
  Activities                              645,502     20,661,790
                                      -----------     -----------
Net (Decrease) Increase in Cash and
  Cash Equivalents                       (262,307)    19,179,334

Cash and Cash Equivalents at
  Beginning of Period                     549,309        290,366
                                      -----------    -----------
Cash and Cash Equivalents at
  End of Period                       $   287,002    $19,469,700
                                      ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


      Readers of this quarterly report should refer to Banyan Strategic Land Fund II's (the "Fund's") audited consolidated financial statements for the year ended December 31, 1995, which are included in the Fund's 1995 Annual Report and Form 10-KSB for the year ended December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

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

      FINANCIAL STATEMENT PRESENTATION

      Certain reclassifications have been made to the previously reported 1995 consolidated financial statements in order to provide comparability with the 1996 consolidated financial statements. These reclassifications have not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.

2.    FORECLOSED REAL ESTATE HELD FOR SALE

      RANCHO MALIBU

      Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California. On July 1, 1992 a joint venture (the "Venture") between the Fund and Banyan Mortgage Investment Fund ("BMIF") acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Fund owns a 98.6% general partner interest in the Venture while BMIF owns the remaining 1.4% interest as a limited partner. The Venture's results are consolidated in the accompanying financial statements.

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

      Concurrent with the aforementioned appeal, the Venture pursued entitlements before the Board of Supervisors for the County of Los Angeles. In August 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On January 23, 1996, the Los Angeles County Board of Supervisors tentatively approved a compromise forty-six unit project. Final County approval is anticipated to occur on May 14, 1996.

      During the three months ended March 31, 1996, the Fund expended approximately $328,000 relating to entitlement activities, holding costs and litigation relating to Rancho Malibu. These costs were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of March 31, 1996 and December 31, 1995, the Fund's carrying value of the property is $9,961,992.

      LAKE ROGERS

      On February 15, 1996, the Fund sold the remaining 11 single family home lots comprising the Lake Rogers property to a unaffiliated third party for approximately $165,400. After prorations for closing costs of approximately $19,400, the Fund received net proceeds of approximately $146,000 and recognized a loss of approximately $77,300 which was reflected in the consolidated statements of income and expenses for the year ended December 31, 1995. The Fund had obtained ownership of the Lake Rogers property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans.

3.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to total BMC personnel hours. The Fund's allocable share of costs for the three months ended March 31, 1996 and 1995 aggregated $91,101 and $204,517, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. At of March 31, 1996, the Fund had a net receivable due from BMC of $288,774. The net receivable is included in other assets in the Fund's Consolidated Balance Sheet.

4.    SUBSEQUENT EVENT

      Hemet Phase III is a land parcel which consists of 75 single family home lots located in Hemet, California. On April 18, 1996, the Fund sold its interest in the Hemet III property to an unaffiliated third party in exchange for cash proceeds of approximately $100,000 and a $248,000 secured promissory note (the "Note"). The Note bears interest at a fixed rate of 10% per annum and requires monthly payments of interest. Upon the sale of each lot all cash proceeds received from such sale will be paid to the Fund. Such payments shall be applied first to any fees due, second to accrued and unpaid interest and finally to the outstanding principal. Final payment of accrued interest and outstanding principal balance of the Note is due and payable upon its maturity of April 18, 1997. The Fund's carrying value for this property as of March 31, 1996 was approximately $342,000. The Fund had obtained ownership of the Hemet III property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      The Fund was originally established to invest primarily in short-term, junior, predevelopment and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Fund. The Fund has ceased funding mortgage loans except where necessary to protect the value of its assets acquired through foreclosure or otherwise. In 1990, the Fund implemented a Principal Recovery Plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. In addition, in 1990 the Fund suspended distributions to stockholders due to its modest cash position and the uncertainty regarding its remaining assets and the Fund's future cash requirements. The Fund continues to focus on preserving and maximizing the value of its assets, including managing and/or improving development rights regarding such properties.

      The Fund currently holds an ownership interest in a 274 acre land parcel located in Southern California known as the Rancho Malibu property as well as other smaller parcels of land located in California and Florida. In addition, the Fund acquired a 47% partnership interest in the H Street Venture which holds title to an approximately 55,900 square foot office building and an adjacent land parcel containing 17,000 square feet located in Washington D.C. The Fund's current loan portfolio consists of the Northholme Partners and Hemet III and IV loans.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at March 31, 1996 and December 31, 1995 was $287,002 and $549,309, respectively. In addition, at December 31, 1995 the Fund owned investment securities in the amount of $626,946. The decrease in total cash, cash equivalents and investment securities of approximately $889,000 is primarily due to the payment of approximately $328,000 related to entitlement, litigation and holding costs associated with the Rancho Malibu property. Also contributing to this decrease in total cash, cash equivalents and investment securities was an investment in real estate venture of $127,676 in respect of the Fund's interest in the H Street Venture and the payment of the Fund's operating and other accrued expenses of approximately $655,000.
Partially offsetting these decreases was the receipt of net proceeds in the amount of $146,232 received on February 15, 1996 resulting from the sale of the Lake Rogers property. See Results of Operations below for further details.

      The Fund's future liquidity needs are expected to be funded from cash proceeds from the sale or any potential third party joint development of its properties, collection of principal and interest on the Fund's loans receivable and interest earned on the Fund's investment securities and short-term investments. At the present time, the Fund's cash resources, as well as cash anticipated to be generated from the sale of its various smaller land parcels located in California and Florida which had collateralized the Fund's loans, is anticipated to provide adequate liquidity to meet the Fund's operating expenses plus the holding costs and operating expenses consistent with the Fund's business plan for the H Street Assemblage, Rancho Malibu property and other various land parcels acquired through foreclosure for the upcoming year. In the event the Fund is unable to sell its various real estate assets, the Fund will be required to seek additional sources of liquidity to meet its operational needs.

      As of March 31, 1996 and December 31, 1995, the Fund's mortgage loan portfolio consisted of two loans with a carrying value totaling $785,000. For the three months ended March 31, 1996, the Fund accrued interest on these loans totalling approximately $12,500.

      The Fund's ability to resume distributions to its stockholders is dependent upon, among other things: (i) the Fund's ability to sell its properties and the eventual sales price of these properties; (ii) operating results of the Fund's properties; (iii) the Fund's ability to control its operating expenses; and (iv) the general improvement of conditions in the real estate markets where the Fund's properties or loan collateral are located.

RESULTS OF OPERATIONS

      Total income for the three months ended March 31, 1996 decreased to $13,950 from $43,407 for the three months ended March 31, 1995. This decrease is due primarily to a decrease in income on investments. Income on investments decreased due to a decrease in cash available for investment.

      Total expenses for the three months ended March 31, 1996 decreased to $654,577 from $1,315,686 for the three months ended March 31, 1995. This decrease of approximately $661,000 for the three months ended March 31, 1996 when compared to the prior year's period is due primarily to decreases of approximately $143,000 in total expenses from property operating activities and approximately $518,000 in total other expenses. The decrease in total property operating expenses is due to the elimination of interest expense on advances from affiliates and a decrease in net loss from operations of foreclosed real estate held for sale. Interest on advances from affiliates decreased due to the Fund's repayment in 1995 of all outstanding advances from Banyan Strategic Realty Trust relating to the H Street Venture. Net loss from operations of foreclosed real estate held for sale decreased due to a reduction in legal and entitlement costs relating to the Rancho Malibu property during the three months ended March 31, 1996 as compared to the same period in 1995. The decrease in total other expenses is due primarily to decreases in directors fees, expenses and insurance, other professional fees and general and administration expenses. Director's fees, expense and insurance decreased for the three months ended March 31, 1996 as compared to the same period in 1995 due to a decrease in the premium for insurance coverage of approximately $56,000 and a decrease in director's fee and other compensation of approximately $10,000 as a result of a decrease in the number of directors presiding on the Fund. Other professional fees decreased since the legal costs incurred in 1995 relating to the Fund's Key Biscayne litigation were nonrecurring. The decrease in general and administrative expenses was due primarily to a decrease in expenses charged to the Fund by its paying agent, BMC, and a decrease in administrative costs associated with the Rancho Malibu litigation and entitlement activities.

      During the three months ended March 31, 1996 and March 31, 1995, the Fund recorded net losses of $33,971 and $26,248, respectively, from the operations of the H Street Venture. Net loss from operations of real estate venture includes the Fund's 47% interest in the real estate venture known as the H Street Venture. The H Street Venture owns an approximately 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 17,000 square feet (the "H Street Assemblage") located in Washington, D.C. The net loss at the H Street Assemblage remained relatively stable for the three months ended March 31, 1996 as compared to the same period in 1995. The H Street Venture completed and obtained the zoning, entitlement and historic preservation rights for the development of an approximately 330,000 square foot commercial building on the H Street site. The H Street Venture has not made any significant capital expenditures on the H Street Assemblage and is allowing occupancy to decline by selectively retenanting the Victor Building at the H Street Assemblage with short term leases so that the building will be more marketable to a potential buyer which would need to vacate the Victor Building before its redevelopment. The H Street Venture is currently marketing the H Street Assemblage for sale based upon its current assessment of the Washington D.C. office market. The current market for the sale of undeveloped land where the H Street Assemblage is located is currently limited because of the decline in demand for commercial development sites in the Washington, D.C. market resulting from the recent government decision to downsize various departments and agencies and place a freeze on leasing of any additional office space. Therefore, the H Street Venture currently anticipates its marketing efforts could proceed slower than originally anticipated. The environment for the Washington, D.C. office market is subject to modification based upon changes in general business and economic conditions as well as risks associated with the operations of real estate. The Venture will continue to try to find ways to limit holding costs at the H Street Assemblage while attempting to find a buyer.

      On a quarterly basis, management reviews the mortgage loans in the Fund's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including analysis of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Fund's portfolio. Management also reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. Management has determined that no reductions are necessary for the quarter ended March 31, 1996.

      Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California. On July 1, 1992 a joint venture (the "Venture") between the Fund and Banyan Mortgage Investment Fund ("BMIF") acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Fund owns a 98.6% general partner interest in the Venture while BMIF owns the remaining 1.4% interest as a limited partner.

      From the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu appealed. On December 5, 1995, the Court of Appeals of the State of California decided this appeal in favor of the Fund and on January 4, 1996 a petition for rehearing was denied. Concurrent with the aforementioned appeal, the Venture pursued entitlements before the Board of Supervisors for the County of Los Angeles. In August 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On January 23, 1996, the Los Angeles County Board of Supervisors tentatively approved a compromise forty-six unit project. Final County approval is anticipated to occur on May 14, 1996.

      During the quarter ended March 31, 1996, the Fund expended approximately $328,000 on Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of March 31, 1996 and December 31, 1995, the Fund's carrying value for its interest in the Venture was $9,961,992.

      On February 15, 1996, the Fund sold the remaining 11 single family home lots comprising the Lake Rogers property to an unaffiliated third party for approximately $165,400. After prorations for closing costs of approximately $19,400, the Fund received net proceeds of approximately $146,000 and recognized a loss of approximately $77,300 which has been reflected in the accompanying consolidated statements of income and expenses for the year ended December 31, 1995.

      The above discussed changes resulted in an decrease in the net loss for the three months ended March 31, 1996 to $640,627 ($0.06 per share) from $1,272,279 ($0.07 per share) for the three months ended March 31, 1995.


                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   No exhibits are included with this Report.

      (b) No Reports on Form 8-K were filed during the quarter ended March 31, 1996.


                                   SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN STRATEGIC LAND FUND II



By:   /s/ Leonard G. Levine                                  Date:  May 10, 1996
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                                     Date:  May 10, 1996
      Joel L. Teglia, Vice President and
      Chief Financial Officer