Form 10QSB
period 1996-06-30
BANYAN STRATEGIC LAND FUND II
filed 1996-08-13
CIK 812914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   Form 10-QSB


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996


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



Shares of common stock outstanding as of August 13, 1996:  9,936,421.

Transitional Small Business Disclosure Format:  YES   .  NO X .


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          BANYAN STRATEGIC LAND FUND II
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)
                                    1996             1995
 ASSETS
 Cash and Cash Equivalents      $    290,182     $    549,309
 Interest Receivable on
   Investments                           ---            3,754
 Interest Receivable on
   Loans                              85,334           59,470
 Investment Securities                   ---          626,946
 Loans Receivable                  1,033,000          785,000
 Foreclosed Real Estate
   Held for Sale                  11,211,991       11,700,657
 Investment in Real Estate
   Venture                         7,051,694        7,122,492
 Other Assets                        594,922          822,592
                                ------------     ------------
 Total Assets                   $ 20,267,123     $ 21,670,220
                                ============     ============
 LIABILITIES AND STOCK-
   HOLDERS' EQUITY
 Liabilities
 Accounts Payable and
   Accrued Expenses             $    393,278     $    630,500
 Accrued Real Estate Taxes            15,489             ---
                                ------------     ------------
 Total Liabilities              $    408,767     $    630,500
                                ------------     ------------
 Stockholders' Equity
 Shares of Common Stock,
   $0.01 Par Value,
   50,000,000 Authorized,
   19,266,268 Shares
   Issued                        170,927,133      170,927,133
 Accumulated Deficit            (135,214,570)    (134,033,206)
 Treasury Stock at Cost,
   9,329,847 Shares              (15,854,207)     (15,854,207)
                                ------------     ------------
 Total Stockholders' Equity       19,858,356       21,039,720
                                ------------     ------------
 Total Liabilities and
   Stockholders' Equity         $ 20,267,123     $ 21,670,220
                                ============     ============
 Book Value Per Share of
   Common Stock (9,936,421
   Shares Outstanding)          $       2.00     $       2.12
                                ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

 INCOME                               1996           1995

 Interest on Note and
   Loans Receivable                $    30,824   $     10,882
 Income on Investments                   2,072        243,379
                                   -----------   ------------
 Total Income                           32,896        254,261
                                   -----------   ------------
 EXPENSES
 Expenses From Property
   Operating Activities:

   Net (Gain) Loss From
     Disposition of
     Foreclosed Real Estate
     Held for Sale, Net                (31,091)        39,846
   Net Loss From Operations
     of Foreclosed Real
     Estate Held for Sale              540,487        913,215
   Net Loss From Operations
     of Real Estate Venture             86,031         59,933
                                   -----------   ------------
   Total Expenses From
     Property Operating
     Activities                        595,427      1,012,994
                                   -----------   ------------

 Other Expenses:
   Stockholder Expenses                 80,049         95,301
   Directors' Fees, Expenses
     and Insurance                      99,621        235,560
   Other Professional Fees              90,964        366,262
   General and Administrative          348,199        601,494
   Recovery of Losses on
     Loans, Notes and
     Interest Receivable                 ---          (23,277)
                                   -----------   ------------
   Total Other Expenses                618,833      1,275,340
                                   -----------   ------------
 Total Expenses                      1,214,260      2,288,334
                                   -----------   ------------
 Net Loss                          $(1,181,364)  $ (2,034,073)
                                   ===========   ============
 Net Loss Per Share of
   Common Stock (Based on
   the Weighted Average
   Number of Shares Outstanding
   of 9,936,421 and 18,022,992,
   respectively)                   $     (0.12)  $      (0.11)
                                   ===========   ============


The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

 INCOME                               1996            1995

 Interest on Note and Loans
   Receivable                      $    18,355    $      6,996
 Income on Investments                     591         203,858
                                   -----------    ------------
 Total Income                           18,946         210,854
                                   -----------    ------------
 EXPENSES
 Expenses From Property
   Operating Activities:

   Net (Gain) Loss From
     Disposition of
     Foreclosed Real Estate
     Held for Sale, Net                (31,091)         39,846
   Net Loss From Operations
     of Foreclosed Real Estate
     Held for Sale                     190,804         430,052
   Net Loss From Operations of
     Real Estate Venture                52,060          33,685
                                   -----------    ------------
   Total Expenses From Property
     Operating Activities              211,773         503,583
                                   -----------    ------------

 Other Expenses:
   Stockholder Expenses                 59,527          55,971
   Directors' Fees, Expenses
     and Insurance                      48,352         112,883
   Other Professional Fees              45,403          52,060
   General and Administrative          194,628         248,151
                                   -----------     -----------
   Total Other Expenses                347,910         469,065
                                   -----------    ------------
 Total Expenses                        559,683         972,648
                                   -----------    ------------
 Net Loss                          $  (540,737)   $   (761,794)
                                   ===========    ============
 Net Loss Per Share of Common
   Stock (Based on the
   Weighted Average Number of
   Shares Outstanding of
   9,936,421 and 16,796,021,
   respectively)                   $     (0.05)   $      (0.05)
                                   ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)




                      Common Stock            Accumulated      Treasury
                   Shares       Amount          Deficit         Stock          Total


Stockholders'
 Equity,
 December 31,
 1995           19,266,268   $170,927,133   $(134,033,206)  $(15,854,207)   $21,039,720


Net Loss             ---            ---        (1,181,364)          ---      (1,181,364)
               -----------   ------------    ------------   ------------    ------------



Stockholders'
 Equity,
 June 30,
 1996           19,266,268   $170,927,133   $(135,214,570)  $(15,854,207)   $19,858,356
               ===========   ============    ============   ============    ===========


      The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN STRATEGIC LAND FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                     1996              1995


CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                         $ (1,181,364)     $(2,034,073)
Adjustments to Reconcile
  Net Loss to Net Cash Used
  In Operating Activities:
  Net (Gain) Loss From
    Disposition of Real
    Estate Held For
    Sale, Net                         (31,091)          39,846
  Recovery of Losses on
    Loans, Notes and
    Interest Receivable                 ---            (23,277)
  Net Loss From Operations
    of Real Estate Venture             86,031           59,933
Net Change In:
  Interest Receivable on
    Investments                         3,754          (53,210)
  Interest Receivable on
    Loans Receivable                  (25,864)         (12,779)
  Other Assets                        227,670         (138,231)
  Accounts Payable and
    Accrued Expenses                 (237,222)        (403,674)
  Accrued Real Estate Taxes            15,489         (107,563)
                                  -----------      -----------
Net Cash Used In Operating
  Activities                       (1,142,597)      (2,673,028)
                                  -----------      -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from Sale of
    Investment Securities             310,007            ---
  Principal Payments on
    Investment Securities             316,939            ---
  Proceeds from the Sale
    of Foreclosed
    Real Estate Held
    for Sale                          271,757       21,700,202
  Recovery of Losses
    on Loans, Notes and
    Interest Receivable                 ---             23,277
  Collection of Loan
    Receivable                          ---             16,000
  Forfeited Proceeds from
    Sales Contracts                     ---             43,824
  Payment of Liabilities
    Assumed at Foreclosure
    of Real Estate Held
    for Sale                            ---           (349,900)
  Investments in Real Estate
    Venture                           (15,233)         (98,684)
  Payment to Affiliate                  ---           (730,229)
                                  -----------       -----------
Net Cash Provided By Investing
  Activities                          883,470       20,604,490
                                  -----------       -----------


CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Elimination of Shares
    of Common Stock                      ---           (19,606)
  Acquisition of Treasury
    Shares                               ---       (15,826,570)
                                  -----------      -----------
Net Cash Used In Financing
  Activities                             ---       (15,846,176)
                                  -----------      -----------
Net (Decrease) Increase in
  Cash and Cash Equivalents          (259,127)       2,085,286


Cash and Cash Equivalents at
  Beginning of Period                 549,309          290,366
                                  -----------      -----------
Cash and Cash Equivalents at
  End of Period                   $   290,182      $ 2,375,652
                                  ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

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

      FINANCIAL STATEMENT PRESENTATION

      Certain reclassifications have been made to the previously reported 1995 consolidated financial statements in order to provide comparability with the 1996 consolidated financial statements. These reclassifications have not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1996 and for the six and three months ended June 30, 1996 and 1995.

2.    FORECLOSED REAL ESTATE HELD FOR SALE AND LOANS RECEIVABLE

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

      Concurrent with the aforementioned appeal, the Venture pursued entitlements before the Board of Supervisors for the County of Los Angeles. In August 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On January 23, 1996, the Los Angeles County Board of Supervisors tentatively approved a compromise forty-six unit project. On May 7, 1996, the Venture obtained from the County of Los Angeles approvals to create forty-six single family lots. These approvals are specified in Los Angeles County CUP No. 91-315(3), Oak Tree Permit No. 91-315(3) and Tentative Tract No. 46277 (revised), approved May 7, 1996. On June 17, 1996 a neighboring homeowners association filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The defendants have not yet answered the petition.

      The Venture challenged the General Plan and the Environmental Impact Report associated with it adopted by the City of Malibu on Nov. 20, 1995 in an action entitled BMIF/BSLFII Rancho Malibu Limited Partnership v. City of Malibu, Los Angeles County Superior Court Case No. SS006374. On July 31, 1996, the Venture and the City of Malibu executed and delivered a settlement agreement which, among other things, resulted in a dismissal of the lawsuit challenging the city's General Plan and precludes the city from challenging the Venture's entitlements before any public body (in the absence of a significant requested change). The city is also precluded by the settlement agreement from participating in the La Chusa Litigation.

      During the six months ended June 30, 1996, the Fund expended approximately $500,000 relating to entitlement activities, holding costs and litigation relating to Rancho Malibu. These costs were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of June 30, 1996 and December 31, 1995, the Fund's carrying value of the property is $9,961,991.

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

      HEMET PHASE III

      Hemet Phase III is an approximately 19-acre land parcel zoned for the development of 75 single family home lots located in Hemet, California. On April 18, 1996, the Fund sold its interest in the Hemet Phase III property to an unaffiliated third party (the "Purchaser") in exchange for cash proceeds of approximately $125,000 and a $248,000 collateralized promissory note (the "Note"). After prorations for closing costs of approximately $14,700, the Fund recognized a gain on disposition of approximately $31,100. The Note bears interest at a fixed rate of 10% per annum and requires monthly payments of interest. Upon the sale of each lot by the Purchaser, the Purchaser is required to apply such payments to the Fund first to any fees due, second to accrued and unpaid interest and finally to the outstanding principal. Final payment of any accrued and unpaid interest and outstanding principal balance of the Note is due and payable upon its maturity date of April 18, 1997. The Fund obtained ownership of the Hemet Phase III property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans.

3.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to total BMC personnel hours. The Fund's allocable share of costs for the six months ended June 30, 1996 and 1995 aggregated $185,245 and $363,663, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of June 30, 1996, the Fund had a net receivable due from BMC of $66,608. The net receivable is included in other assets in the Fund's Consolidated Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

      The Fund was originally established to invest primarily in short-term, junior, predevelopment and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Fund. The Fund has ceased funding mortgage loans except where necessary to protect the value of its assets acquired through foreclosure or otherwise. In 1990, the Fund implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. In addition, in 1990 the Fund suspended distributions to stockholders due to its modest cash position and the uncertainty regarding its remaining assets and future cash requirements. The Fund continues to focus on preserving and maximizing the value of its assets, including managing and/or improving development rights regarding such properties.

      The Fund currently holds an ownership interest in a 274 acre land parcel located in Southern California known as the Rancho Malibu property as well as other small parcels of land located in Florida and California. In addition, the Fund acquired a 47% partnership interest in the H Street Venture which holds title to an approximately 55,900 square foot office building and an adjacent land parcel containing 17,000 square feet located in Washington D.C. The Fund's current loan portfolio consists of the Northholme Partners and Hemet III and IV loans.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at June 30, 1996 and December 31, 1995 was $290,182 and $549,309, respectively. In addition, at December 31, 1995 the Fund owned investment securities in the amount of $626,946. The decrease in total cash, cash equivalents and investment securities of approximately $886,000 is primarily due to the payment of approximately $500,000 related to entitlement, litigation and holding costs associated with the Rancho Malibu property and the payment of the Fund's property operating and other expenses of approximately $619,000. Partially offsetting these decreases was the receipt of interest income of approximately $33,000 and net proceeds totalling approximately $272,000 resulting from the sales of the Lake Rogers and Hemet III properties during the six months ended June 30, 1996. See Results of Operations below for further details.

      The Fund's future liquidity needs are expected to be funded from cash proceeds from the sale or any potential third party joint development of its properties, collection of principal and interest on the Fund's loans receivable and interest earned on the Fund's short-term investments. The Fund's cash resources, as well as cash anticipated to be generated from the sale of its various smaller land parcels located in Florida and California which had collateralized the Fund's loans, is anticipated to provide adequate liquidity to meet the Fund's operating expenses plus the holding costs and operating expenses for the upcoming year consistent with the Fund's business plan for the H Street Assemblage, Rancho Malibu property and other various land parcels acquired through foreclosure. In the event the Fund is unable to sell its various real estate assets, the Fund will be required to seek additional sources of liquidity to meet its operational needs.

      As of June 30, 1996 and December 31, 1995, the Fund's mortgage loan portfolio consisted of three loans with a carrying value totaling $1,033,000. For the six months ended June 30, 1996 and 1995, the Fund accrued interest on these loans totalling approximately $30,800 and $10,700, respectively.

      The Fund's ability to resume distributions to its stockholders is dependent upon, among other things: (i) the Fund's ability to sell its properties and the eventual sales price of these properties; (ii) operating results of the Fund's properties and (iii) the Fund's ability to control its operating expenses.

RESULTS OF OPERATIONS

      Total income for the six months ended June 30, 1996 decreased to $32,896 from $254,261 for the six months ended June 30, 1995. This decrease is due primarily to a decrease in income on investments. Income on investments decreased due to a decrease in cash available for investment.

      Total expenses for the six months ended June 30, 1996 decreased to $1,214,260 from $2,288,334 for the six months ended June 30, 1995. This decrease of approximately $1,074,000 for the six months ended June 30, 1996 when compared to the prior year's period is due primarily to decreases of approximately $418,000 in total expenses from property operating activities and approximately $656,000 in total other expenses. The decrease in total property operating expenses is primarily due to a decrease in net loss from operations of foreclosed real estate held for sale. The decrease in the net loss from operations of foreclosed real estate held for sale is due to a reduction in legal and entitlement costs relating to the Rancho Malibu property during the six months ended June 30, 1996 as compared to the same period in 1995. Further contributing to the decrease in total expenses from property operating expenses is a net gain from disposition of foreclosed real estate held for sale of $31,091 for the six months ended June 30, 1996 as compared to a net loss from disposition of foreclosed real estate held for sale of ($39,846) for the same period in 1995. See below for further details regarding the disposition of the Fund's various property interests during 1996. Partially offsetting these decreases in total property operating expenses is an increase in net loss from operations of real estate venture relating to the Fund's interest in the H Street property. See discussion below for further details regarding the operating results of the H Street property. The decrease in total other expenses is due primarily to decreases in directors fees, expenses and insurance, other professional fees and general and administration expenses. Director's fees, expense and insurance decreased for the six months ended June 30, 1996 as compared to the same period in 1995 due to a decrease in the premium for insurance coverage of approximately $110,000 and a decrease in director's fee and other compensation of approximately $15,000 as a result of a decrease in the number of meetings held and the number of directors on the Fund's Board. Other professional fees decreased because the legal costs incurred in 1995 relating to the Fund's Key Biscayne litigation were nonrecurring. The decrease in general and administrative expenses was due primarily to a decrease in expenses incurred by BMC on behalf of the Fund and a decrease in administrative costs associated with the Rancho Malibu litigation and entitlement activities.

      The above discussed changes resulted in a decrease in the net loss for the six months ended June 30, 1996 to $1,181,364 ($0.12 per share) from $2,034,073
($0.11 per share) for the six months ended June 30, 1995. On May 5, 1995, the Fund commenced a tender offer which resulted in the purchase by the Fund of 9,309,747 shares of common stock. As a result, the net loss for the six months ended June 30, 1996 is based on the weighted average number of shares of 9,936,421 as compared to 18,022,992 weighted average shares for the same period in 1995.

      Total income for the three months ended June 30, 1996 decreased to $18,946 from $210,854 for the three months ended June 30, 1995. This decrease is due primarily to a decrease in income on investments. Income on investments decreased due to a decrease in cash available for investment.

      Total expenses for the three months ended June 30, 1996 decreased to $559,683 from $972,648 for the three months ended June 30, 1995. This decrease of approximately $413,000 for the three months ended June 30, 1996 when compared to the prior year's period is due primarily to decreases of approximately $292,000 in total expenses from property operating activities and approximately $121,000 in total other expenses. The decrease in total property operating expenses is due to a decrease in net loss from operations of foreclosed real estate held for sale of approximately $239,000 and a gain from disposition of foreclosed real estate held for sale for 1996 of approximately $31,000 offset partially by an increase in net loss from operations of real estate venture.
See below for further details regarding the increase in net loss from operations of real estate venture and the gain on disposition of foreclosed real estate held for sale. The decrease in net loss from operations of foreclosed real estate held for sale is due to a reduction in legal and entitlement costs relating to the Rancho Malibu property during the three months ended June 30, 1996 as compared to the same period in 1995. The decrease in total other expenses is due primarily to decreases in directors fees, expenses and insurance, other professional fees and general and administration expenses. Director's fees, expense and insurance decreased for the three months ended June 30, 1996 as compared to the same period in 1995 due to a decrease in the premium for insurance coverage of approximately $55,000 and as a result of a decrease in the number of meetings held and number of directors on the Fund's Board. Other professional fees decreased because the legal costs incurred in 1995 relating to the Fund's Key Biscayne litigation were nonrecurring. The decrease in general and administrative expenses was due primarily to a decrease in expenses incurred by BMC on behalf of the Fund, and a decrease in administrative costs associated with the Rancho Malibu litigation and entitlement activities.

      During the six months ended June 30, 1996 and 1995, the Fund recorded net losses of $86,031 and $59,933, respectively, from the operations of the H Street Venture. During the three months ended June 30, 1996 and 1995, the Fund recorded net losses of $52,060 and $33,685, respectively, from the operations of the H Street Venture. Net loss from operations of real estate venture includes the Fund's 47% interest in the real estate venture known as the H Street Venture. The H Street Venture owns an approximately 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 17,000 square feet (the "H Street Assemblage") located in Washington, D.C. The net loss at the H Street Assemblage for the six months ended June 30, 1996 as compared to the same period in 1995 increased slightly due to an increase of approximately $74,000 in real estate tax expense resulting from a property reassessment during 1996 of the H Street Assemblage. The Venture is currently appealing this reassessment. The H Street Venture completed and obtained the zoning, entitlement and historic preservation rights for the development of an approximately 330,000 square foot commercial building on the H Street site. The H Street Venture has not made any significant capital expenditures on the H Street Assemblage and is allowing occupancy to decline by selectively retenanting the Victor Building at the H Street Assemblage with short term leases so that the building will be more marketable to a potential buyer which would need to vacate the Victor Building before its redevelopment. The H Street Venture is currently marketing the H Street Assemblage for sale. The Venture will continue to try to find ways to limit holding costs at the H Street Assemblage while attempting to sell the property.

      The above discussed changes resulted in a decrease in the net loss for the three months ended June 30, 1996 to $540,737 ($0.05 per share) from $761,794 ($0.05 per share) for the three months ended June 30, 1995.

      On a quarterly basis, management reviews the mortgage loans in the Fund's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including analysis of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Fund's portfolio. Management also reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. Management has determined that no reductions are necessary for the six months ended June 30, 1996.

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

      From the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu appealed. On December 5, 1995, the Court of Appeals of the State of California decided this appeal in favor of the Fund and on January 4, 1996 a petition for rehearing was denied. Concurrent with the aforementioned appeal, the Venture pursued entitlements before the Board of Supervisors for the County of Los Angeles. In August 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On January 23, 1996, the Los Angeles County Board of Supervisors tentatively approved a compromise forty-six unit project. On May 7, 1996, the Venture obtained from the County of Los Angeles approvals to create forty-six single family lots. These approvals are specified in Los Angeles County CUP No. 91-315(3), Oak Tree Permit No. 91-315(3) and Tentative Tract No. 46277 (revised), approved May 7, 1996. On June 17, 1996 a neighboring homeowners association filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The defendants have not yet answered the petition.

      The Venture challenged the General Plan and the Environmental Impact Report associated with it adopted by the City of Malibu on Nov. 20, 1995 in an action entitled BMIF/BSLFII Rancho Malibu Limited Partnership v. City of Malibu, Los Angeles County Superior Court Case No. SS006374. On July 31, 1996, the Venture and the City of Malibu executed and delivered a settlement agreement which, among other things, resulted in a dismissal of the lawsuit challenging the city's General Plan and precludes the city from challenging the Venture's entitlements before any public body (in the absence of a significant requested change). The city is also precluded by the settlement agreement from participating in the La Chusa Litigation.

      During the six months ended June 30, 1996, the Fund expended approximately $500,000 on Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of June 30, 1996 and December 31, 1995, the Fund's carrying value for its interest in the Venture was $9,961,991.

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

      Hemet Phase III is an approximately 19-acre land parcel zoned for the development of 75 single family home lots located in Hemet, California. On April 18, 1996, the Fund sold its interest in the Hemet Phase III property to an unaffiliated third party (the "Purchaser") in exchange for cash proceeds of approximately $125,000 and a $248,000 collateralized promissory note (the "Note"). After prorations for closing costs of approximately $14,700, the Fund recognized a gain on disposition of approximately $31,100. The Note bears interest at a fixed rate of 10% per annum and requires monthly payments of interest. Upon the sale of each lot by the Purchaser, the Purchaser is required to apply such payments to the Fund first to any fees due, second to accrued and unpaid interest and finally to the outstanding principal. Final payment of any accrued and unpaid interest and outstanding principal balance of the Note is due and payable upon its maturity date of April 18, 1997. The Fund obtained ownership of the Hemet Phase III property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans.


                           PART II - OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Trust held its 1995 Annual Meeting of Stockholders on June 27, 1996.

      There were two proposals considered at the Meeting.

      Proposal #1 was to elect three Independent Directors to hold office for one year or otherwise as provided in the Fund's By-laws.

      Proposal #2 was to concur in the selection of Ernst & Young LLP as the Fund's independent public accountants for the fiscal year ended December 31, 1996.

      The following votes were cast or abstained from voting in connection with the proposals in the manner as set forth:

                               PROPOSAL #1

SLATE OF TRUSTEES ELECTED         FOR         WITHHELD

Walter E. Auch, Sr.           4,933,708       297,888
Gerald L. Nudo                4,945,783       285,813
Robert M. Ungerleider         4,945,583       286,013

                               PROPOSAL #2

                                  FOR          AGAINST       ABSTAIN

                              4,987,727       101,992     141,877





                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference from the Fund's Annual Report on Form 10-K for the year ended December 31, 1995:

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

      Exhibit Number          Description

                (3)(a)        Certificate of Incorporation

                (3)(b)        By-Laws

(b)   No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN STRATEGIC LAND FUND II



By:   /s/ Leonard G. Levine                               Date:  August 13, 1996
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                                  Date:  August 13, 1996
      Joel L. Teglia, Vice President and
      Chief Financial Officer