Form 10QSB
period 1996-09-30
BANYAN STRATEGIC LAND FUND II
filed 1996-11-13
CIK 812914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   Form 10-QSB


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996


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



Shares of common stock outstanding as of November 13, 1996:  9,936,421.

Transitional Small Business Disclosure Format:  YES   .  NO X .


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          BANYAN STRATEGIC LAND FUND II
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)
                                      1996             1995
 ASSETS
 Cash and Cash Equivalents        $     72,150     $    549,309
 Interest Receivable on
   Investments                             ---            3,754
 Interest Receivable on
   Loans                               101,347           59,470
 Investment Securities                     ---          626,946
 Loans Receivable                      945,000          785,000
 Foreclosed Real Estate
   Held for Sale                    11,211,991       11,700,657
 Investment in Real Estate
   Venture                           7,164,410        7,122,492
 Other Assets                          572,385          822,592
                                  ------------     ------------
 Total Assets                     $ 20,067,283     $ 21,670,220
                                  ============     ============
 LIABILITIES AND STOCK-
   HOLDERS' EQUITY
 Liabilities
 Accounts Payable and
   Accrued Expenses               $    484,673     $    630,500
 Accrued Real Estate Taxes              43,577             ---
                                  ------------     ------------
 Total Liabilities                $    528,250     $    630,500
                                  ------------     ------------
 Stockholders' Equity
 Shares of Common Stock,
   $0.01 Par Value,
   50,000,000 Authorized,
   19,266,268 Shares
   Issued                          170,927,133      170,927,133

 Accumulated Deficit              (135,533,893)    (134,033,206)
 Treasury Stock at Cost,
   9,329,847 Shares                (15,854,207)     (15,854,207)
                                  ------------     ------------
 Total Stockholders' Equity         19,539,033       21,039,720
                                  ------------     ------------
 Total Liabilities and
   Stockholders' Equity           $ 20,067,283     $ 21,670,220
                                  ============     ============
 Book Value Per Share of
   Common Stock (9,936,421
   Shares Outstanding)            $       1.97     $       2.12
                                  ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

 INCOME                              1996            1995

 Interest on Note and
   Loans Receivable               $    51,050    $     19,871
 Income on Investments                  2,969         350,946
                                  -----------    ------------
 Total Income                          54,019         370,817
                                  -----------    ------------
 EXPENSES
 Expenses From Property
   Operating Activities:
   Net (Gain) Loss From
     Disposition of
     Foreclosed Real Estate
     Held for Sale, Net               (31,091)         39,846
   Net Loss From Operations
     of Foreclosed Real
     Estate Held for Sale             664,491       1,236,070
   Net Loss (Income)
     From Operations of
     Real Estate Venture               68,607        (174,972)
                                  -----------    ------------

   Total Expenses From
     Property Operating
     Activities                       702,007       1,100,944
                                  -----------    ------------
 Other Expenses:
   Stockholder Expenses                90,666         183,752
   Directors' Fees, Expenses
     and Insurance                    149,552         323,416
   Other Professional Fees            113,803         429,003
   General and Administrative         500,778         776,028
   Recovery of Losses on
     Loans, Notes and
     Interest Receivable               (2,100)        (23,277)
                                  -----------    ------------
   Total Other Expenses               852,699       1,688,922
                                  -----------    ------------
 Total Expenses                     1,554,706       2,789,866
                                  -----------    ------------
 Net Loss                         $(1,500,687)   $ (2,419,049)
                                  ===========    ============
 Net Loss Per Share of
   Common Stock (Based on
   the Weighted Average
   Number of Shares Outstanding
   of 9,936,421 and 15,297,847,
   respectively)                  $     (0.15)   $      (0.16)
                                  ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


 INCOME                                 1996             1995
 Interest on Note and Loans
   Receivable                        $    20,226     $      8,989
 Income on Investments                       897          107,567
                                     -----------     ------------
 Total Income                             21,123          116,556
                                     -----------     ------------

 EXPENSES
 Expenses From Property
   Operating Activities:
   Net Loss From Operations
     of Foreclosed Real Estate
     Held for Sale                       124,004          322,855
   Net Loss (Income) From
     Operations of
     Real Estate Venture                 (17,424)        (234,905)
                                     -----------     ------------

   Total Expenses From Property
     Operating Activities                106,580           87,950
                                     -----------     ------------
 Other Expenses:
   Stockholder Expenses                   10,617           88,451
   Directors' Fees, Expenses
     and Insurance                        49,931           87,856
   Other Professional Fees                22,839           62,741
   General and Administrative            152,579          174,534

   Recovery of Losses on
     Loans, Notes and
     Interest Receivable                  (2,100)             ---
                                     -----------     ------------
   Total Other Expenses                  233,866          413,582
                                     -----------     ------------
 Total Expenses                          340,446          501,532
                                     -----------     ------------
 Net Loss                            $  (319,323)    $   (384,976)
                                     ===========     ============
 Net Loss Per Share of Common
   Stock (Based on the
   Weighted Average Number of
   Shares Outstanding of
   9,936,421)                        $     (0.03)    $      (0.04)
                                     ===========     ============

The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN STRATEGIC LAND FUND II
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                     Common Stock                 Accumulated          Treasury
                                  Shares       Amount               Deficit             Stock             Total

Stockholders'
 Equity,
 December 31,
 1995                      19,266,268       $170,927,133        $(134,033,206)      $(15,854,207)      $21,039,720



Net Loss                        ---                ---             (1,500,687)              ---         (1,500,687)
                          -----------       ------------         ------------       ------------       ------------


Stockholders'
 Equity,
 September 30,
 1996                      19,266,268       $170,927,133        $(135,533,893)      $(15,854,207)      $19,539,033
                          ===========       ============         ============       ============       ===========


      The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN STRATEGIC LAND FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)



                                   1996             1995

CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                       $ (1,500,687)    $(2,419,049)
Adjustments to Reconcile
  Net Loss to Net Cash Used
  In Operating Activities:
  Net (Gain) Loss From
    Disposition of Real
    Estate Held For
    Sale, Net                       (31,091)         39,846
  Recovery of Losses on
    Loans, Notes and
    Interest Receivable              (2,100)        (23,277)
  Net Loss (Income) From
    Operations of Real Estate
    Venture                          68,607        (174,972)

Net Change In:

  Interest Receivable on
    Investments                       3,754          (6,297)
  Interest Receivable on
    Loans Receivable                (41,877)        (21,768)
  Other Assets                      250,207        (448,566)
  Accounts Payable and
    Accrued Expenses               (145,827)       (335,874)
  Accrued Real Estate Taxes          43,577         (58,638)
                                -----------     -----------

Net Cash Used In Operating
  Activities                     (1,355,437)     (3,448,595)
                                -----------     -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of Investment
    Securities                          ---      (2,134,298)
  Proceeds from Sale of
    Investment Securities           310,007         499,139
  Principal Payments on
    Investment Securities           316,939         310,329
  Proceeds from the Sale
    of Foreclosed
    Real Estate Held
    for Sale                        271,757      21,700,202

  Recovery of Losses
    on Loans, Notes and
    Interest Receivable               2,100          23,277
  Collection of Loans
    Receivable                       88,000          16,000
  Forfeited Proceeds from
    Sales Contracts                   ---            58,086
  Payment of Liabilities
    Assumed at Foreclosure
    of Real Estate Held
    for Sale                          ---          (405,224)
  Investments in Real Estate
    Venture                        (110,525)       (127,321)
  Payment to Affiliate                ---          (730,229)
                                -----------      -----------
Net Cash Provided By
  Investing Activities              878,278      19,209,961
                                -----------      ----------



CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Elimination of Shares
    of Common Stock                    ---          (19,606)
  Acquisition of Treasury
    Shares                             ---      (15,826,570)
                                -----------     -----------
Net Cash Used In Financing
  Activities                           ---      (15,846,176)
                                -----------     -----------
Net Decrease in Cash and
  Cash Equivalents                 (477,159)        (84,810)


Cash and Cash Equivalents at
  Beginning of Period               549,309         290,366
                                -----------     -----------
Cash and Cash Equivalents at
  End of Period                 $    72,150     $   205,556
                                ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

      FINANCIAL STATEMENT PRESENTATION

      Certain reclassifications have been made to the previously reported 1995 consolidated financial statements in order to provide comparability with the 1996 consolidated financial statements. These reclassifications have not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1996 and for the nine and three months ended September 30, 1996 and 1995.

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

      From the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu and various citizen groups. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu appealed. On December 5, 1995, the Court of Appeals of the State of California decided this appeal in favor of the Venture and on January 4, 1996 a petition for rehearing was denied.

      Concurrent with the aforementioned appeal, the Venture pursued entitlements before the Board of Supervisors for the County of Los Angeles. In August 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On May 7, 1996, the Los Angeles County Board of Supervisors approved a compromise project to create forty-six single family lots. These approvals are specified in Los Angeles County CUP No. 91-315(3), Oak Tree Permit No. 91-315(3) and Tentative Tract No. 46277 (revised), approved May 7, 1996.
On June 17, 1996, a neighboring homeowners association filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los
Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The Venture is named as a real party in interest. If the plaintiff prevails in the La Chusa litigation, the prior County approval of the tentative map and permits will be set aside and the matter remanded back to the County Board of Supervisors for further action consistent with the Court's decision.

      The County and Venture filed answers denying the substance of the allegations made by the plaintiffs. On September 30, 1996, the parties attended a court-supervised settlement conference which did not result in a settlement. On October 23, 1996, the parties, through their attorneys appeared before the court for a status conference on the settlement meetings held in the case. The court took no action in response to the plaintiff's request to file a motion for sanctions against the real parties in interest predicated upon the plaintiff's assertion that the real parties in interest were not attempting in good faith to negotiate a settlement. The matter is currently set for trial on January 27, 1997.

      In another action, the Venture challenged the General Plan and the Environmental Impact Report associated with it adopted by the City of Malibu on Nov. 20, 1995 in a lawsuit entitled BMIF/BSLFII Rancho Malibu Limited Partnership v. City of Malibu, Los Angeles County Superior Court Case No. SS006374. On July 31, 1996, the Venture and the City of Malibu executed and delivered a settlement agreement which, among other things, resulted in a dismissal of the lawsuit challenging the city's General Plan and which precludes the city from challenging the Venture's entitlements before any public body (in the absence of a significant requested change). The city is also precluded by the settlement agreement from participating in the La Chusa Litigation.

      During the nine months ended September 30, 1996, the Venture expended approximately $608,000 on Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Fund, were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of September 30, 1996 and December 31, 1995, the Fund's carrying value of the property is $9,961,991.

      LAKE ROGERS

      On February 15, 1996, the Fund sold the remaining 11 single family home lots in the Lake Rogers development to a unaffiliated third party for approximately $165,400. After prorations for closing costs of approximately $19,400, the Fund received net proceeds of approximately $146,000 and recognized a loss of approximately $77,300 which was reflected in the consolidated statements of income and expenses for the year ended December 31, 1995. The Fund recognized no gain or loss on the sale of the Lake Rogers property for the nine months ended September 30, 1996. The Fund had obtained ownership of the Lake Rogers property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans.

    HEMET PHASE III

      Hemet Phase III is an approximately 19-acre land parcel zoned for the development of 75 single family home lots located in Hemet, California. On April 18, 1996, the Fund sold its interest in the Hemet Phase III property to an unaffiliated third party (the "Purchaser") in exchange for cash of approximately $125,000 and a $248,000 collateralized promissory note (the "Note"). After prorations for closing costs of approximately $14,700, the Fund recognized a gain on disposition of approximately $31,100. The Note bears interest at a fixed rate of 10% per annum and requires monthly payments of interest. Upon the sale of each lot by the Purchaser, the Purchaser is required to apply such payments to the Purchaser's indebtedness to the Fund -first to any fees due, second to accrued and unpaid interest and finally to the outstanding principal. Final payment of any accrued and unpaid interest and the outstanding principal balance of the Note is due and payable upon its maturity date of April 18, 1997. The Fund obtained ownership of the Hemet Phase III property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans. During the quarter ended
September 30, 1996, the Fund received principal and interest payments of $88,000 and $9,173, respectively, on the Note.

3.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are incurred on the Fund's behalf by Banyan Management Corp. ("BMC") and are reimbursed at cost by the Fund. These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to total BMC personnel hours. The Fund's allocable share of costs for the nine months ended September 30, 1996 and 1995 aggregated $246,546 and $467,909, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of September 30, 1996, the Fund had a net payable due to BMC of $800. The net payable is included in accounts payable and accrued expenses in the Fund's Consolidated Balance Sheet.

4.    RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE

      On July 5, 1996, the Fund received a cash distribution of $2,100 in respect of its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Fund) of VMS Realty Partners and its affiliates. The Fund has treated the $2,100 as a recovery of amounts previously charged to losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expense for the nine months ended September 30, 1996. During 1995, the Fund received a cash distribution of $23,277 in respect of its interest in the aforementioned liquidating trust and has treated it as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses for the nine months ended September 30, 1995.

5.    SUBSEQUENT EVENT

      On October 4, 1996, the H Street Venture and the United States General Services Administration ("GSA") entered into an agreement whereby GSA agreed to purchase approximately 3,500 square feet of the Venture's land for a purchase price of $1,680,000. GSA has also agreed to pay the Venture $150,000 in consideration of the Venture's expenses in connection with this transaction. The agreement is subject to certain contingencies including the Venture obtaining appropriate approvals from various government agencies for the modifications necessary to the existing approved design for the proposed building on the Venture's remaining property that will be required as a result of this sale. In the event the aforesaid approvals are not obtained, the Venture is not obligated to complete the sale to GSA. The closing is scheduled to take place no later than March 15, 1997.

      The Lindfield Tract A property is a land parcel which consists of 13 acres and is zoned tourist-commercial within a multi-use planned unit
development, located in Kissimmee (near Orlando), Florida.   On October 15,
1996, the Fund sold its interest in the Lindfield Tract A property to an unaffiliated third party for a sales price of $700,000. Pursuant to the sale, the Fund received cash proceeds of $372,000, net of prorations and closing costs of approximately $78,000, and a $250,000 secured purchase money mortgage note (the "Note"). The Fund will recognize a book gain on disposition of approximately $37,100. The Note bears interest at a fixed rate of 8% per annum, and requires quarterly payments of interest. Final payment of accrued interest and outstanding principal balance of the Note is due and payable upon its maturity of October 15, 1997. The Fund's carrying value of this property as of September 30, 1996 was $600,000. The Fund had obtained ownership of the Lindfield Tract A property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

      The Fund was originally established to invest primarily in short-term, junior, predevelopment and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Fund. The Fund has ceased funding mortgage loans except where necessary to protect the value of its assets acquired through foreclosure or otherwise. In 1990, the Fund implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. In addition, in 1990 the Fund suspended distributions to stockholders due to its modest cash position and the uncertainty regarding its remaining assets and future cash requirements. The Fund continues to focus on preserving and maximizing the value of its assets, including managing and/or improving development rights held on such properties.

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

      Some of the statements contained in this quarterly report are forward looking and actual results may differ materially from those stated. In addition to the factors discussed, among the other factors that may affect liquidity and capital resources as well as results of operations are: (i) the Fund's ability, in respect of its interest in the H Street Venture, to sell the property to a real estate developer or user that would develop the property for end use as an office building; (ii) the Fund's ability to favorably resolve the La Chusa Litigation which impacts the Rancho Malibu property; and (iii) the Fund's ability to control its property level and Fund level operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at September 30, 1996 and December 31, 1995 was $72,150 and $549,309, respectively. In addition, at December 31, 1995 the Fund owned investment securities in the amount of $626,946. The decrease in total cash, cash equivalents and investment securities of approximately $1,104,000 is primarily due to the payment of approximately $608,000 related to entitlement, litigation and holding costs associated with the Rancho Malibu property and the payment of the Fund's property operating and other expenses of approximately $853,000. Partially offsetting these decreases was the receipt of interest income of approximately $54,000, net proceeds totalling approximately $272,000 resulting from the sales of the Lake Rogers and Hemet III properties during 1996, a principal payment of $88,000 relating to the Hemet Phase III promissory note, and a $2,100 recovery of losses on loans, notes and interest receivable relating to the VMS liquidating trust. See Results of Operations below for further details.

      The Fund's future liquidity needs are expected to be funded from cash proceeds from the sale or any potential third party joint development of its properties, collection of principal and interest on the Fund's loans receivable and interest earned on the Fund's short-term investments.
On October 15, 1996, the Fund sold its interest in the Lindfield Tract A property to an unaffiliated third party in exchange for cash proceeds of approximately $372,000 and a $250,000 secured purchase money mortgage note. The Fund's cash resources, cash proceeds from the sale of the Lindfield Tract A property, as well as cash anticipated to be generated from the sale of its various smaller land parcels located in Florida and California which had collateralized the Fund's loans, is anticipated to provide adequate liquidity to meet the Fund's operating expenses plus the holding costs and operating expenses for the upcoming year consistent with the Fund's business plan for the H Street Assemblage, Rancho Malibu property and other various land parcels acquired through foreclosure. In the event the Fund is unable to sell its various real estate assets, the Fund will be required to seek additional sources of liquidity to meet its operational needs.

      On July 5, 1996, the Fund received a cash distribution of $2,100 in respect of its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Fund) of VMS Realty Partners and its affiliates. The Fund has treated the $2,100 as a recovery of amounts previously charged to losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses for the nine months ended September 30, 1996. During 1995, the Fund received a cash distribution of $23,277 in respect of its interest in the aforementioned liquidating trust and has treated it as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses for the nine months ended September 30, 1995.

      As of September 30, 1996 and December 31, 1995, the Fund's mortgage loan portfolio consisted of three and two loans, respectively, with carrying values
totaling $945,000 and $785,000, respectively.   During the quarter ended
September 30, 1996, the Fund received principal and interest payments on the Hemet Phase III promissory note totalling $97,173. For the nine months ended September 30, 1996 and 1995, the Fund accrued interest on these loans totalling approximately $41,900 and $19,700, respectively.

RESULTS OF OPERATIONS

      Total income for the nine months ended September 30, 1996 decreased to $54,019 from $370,817 for the nine months ended September 30, 1995. This decrease is due primarily to a decrease in income on investments. Income on investments decreased due to a decrease in cash available for investment.

      Total expenses for the nine months ended September 30, 1996 decreased to $1,554,706 from $2,789,866 for the nine months ended September 30, 1995. This decrease of approximately $1,235,000 for the nine months ended September 30, 1996 when compared to the prior year's period is due primarily to decreases of approximately $399,000 in total expenses from property operating activities and approximately $836,000 in total other expenses. The decrease in total property operating expenses is primarily due to a decrease in net loss from operations of foreclosed real estate held for sale. The decrease in the net loss from operations of foreclosed real estate held for sale during the nine months ended September 30, 1996 as compared to the same period in 1995 is due to a reduction in legal and entitlement costs relating to the Rancho Malibu property subsequent to the approval of the project by the Los Angeles County Board of Supervisors as discussed below. Further contributing to the decrease in total expenses from property operating expenses is a net gain from disposition of foreclosed real estate held for sale of $31,091 for the nine months ended September 30, 1996 as compared to a net loss from disposition of foreclosed real estate held for sale of ($39,846) for the same period in 1995. See below for further details regarding the disposition of the Fund's various property interests during 1996. Partially offsetting these decreases in total property operating expenses is an increase in net loss from operations of real estate venture relating to the Fund's interest in the H Street property. See discussion below for further details regarding the operating results of the H Street property. The decrease in total other expenses is due primarily to decreases in stockholder expenses, directors fees, expenses and insurance, other professional fees and general and administration expenses. Stockholder expenses decreased for the nine months ended September 30, 1996 as compared to the same period in 1995 due to the non-recurring costs paid in 1995 associated with the Fund's tender offer.
Director's fees, expenses and insurance decreased due to a decrease in the premium for insurance coverage of approximately $146,000 and a decrease in director's fees and other compensation of approximately $21,000 as a result of a decrease in the number of meetings held and the number of directors on the Fund's Board. Other professional fees decreased because the legal costs incurred in 1995 relating to the Key Biscayne litigation and the Fund's tender offer were nonrecurring. The decrease in general and administrative expenses was due primarily to a decrease in expenses of Banyan Management Corp. ("BMC") which were allocated to the Fund based on the amount of hours spent by BMC personnel on Fund related matters. The decrease in the hours required to be spent by BMC personnel on Fund matters in 1996 is a result of the completion of the Key Biscayne Settlement, the tender offer in 1995 and a reduction in hours in 1996 associated with the Rancho Malibu litigation and entitlement activities.

      The above discussed changes resulted in a decrease in the net loss for the nine months ended September 30, 1996 to $1,500,687 ($0.15 per share) from $2,419,049 ($0.16 per share) for the nine months ended September 30, 1995. On May 5, 1995, the Fund commenced a tender offer which resulted in the purchase by the Fund of 9,309,747 shares of common stock. As a result, the net loss for the nine months ended September 30, 1996 is based on the weighted average number of shares of 9,936,421 as compared to 15,297,847 weighted average shares for the same period in 1995.

      Total income for the three months ended September 30, 1996 decreased to $21,123 from $116,556 for the three months ended September 30, 1995. This decrease is due primarily to a decrease in income on investments. Income on investments decreased due to a decrease in cash available for investment.

      Total expenses for the three months ended September 30, 1996 decreased to $340,446 from $501,532 for the three months ended September 30, 1995. This decrease of approximately $161,000 for the three months ended September 30, 1996 when compared to the prior year's period is due primarily to a decrease of approximately $180,000 in total other expenses offset partially by an increase of approximately $19,000 in total expenses from property operating activities. The increase in total property operating expenses is due to a decrease in net income from operations of real estate venture of approximately $218,000 offset partially by a decrease in net loss from operations of foreclosed real estate held for sale of approximately $199,000. See below for further details regarding the decrease in net income from operations of real estate venture.
The decrease in net loss from operations of foreclosed real estate held for sale during the three months ended September 30, 1996 as compared to the same period in 1995 is due to a reduction in legal and entitlement costs relating to the Rancho Malibu property subsequent to the approval of the project by the Los
Angeles County Board of Supervisors as discussed below.   The decrease in total
other expenses is due primarily to decreases in stockholder expenses, directors fees, expenses and insurance, other professional fees and general and administration expenses. Stockholder expenses decreased for the three months ended September 30, 1996 as compared to the same period in 1995 due to the nonrecurring costs paid in 1995 associated with the Fund's tender offer. Director's fees, expenses and insurance decreased due to a decrease in the premium for insurance coverage of approximately $36,000. Other professional fees decreased because the legal costs incurred in 1995 relating to the Key Biscayne litigation and the Fund's tender offer were nonrecurring. The decrease in general and administrative expenses was due primarily to a decrease in expenses of BMC which were allocated to the Fund as described above.

      During the nine months ended September 30, 1996 and 1995, the Fund recorded a net loss of $68,607 and net income of $174,972, respectively, from the operations of the H Street Venture. During the three months ended
September 30, 1996 and 1995, the Fund recorded net income of $17,424 and $234,905, respectively, from the operations of the H Street Venture.
Net loss from operations of real estate venture includes the Fund's
47% interest in the real estate venture known as the H Street Venture.
The H Street Venture owns an approximately 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 17,000 square feet (the "H Street Assemblage") located in Washington, D.C. During the nine months ended
September 30, 1996 and 1995, the Venture recorded a reduction in real estate tax expense of approximately $200,000 and $459,000, respectively, for real estate tax refunds, and interest thereon, relating to 1992, 1993 and 1994 tax years. In addition, real estate tax expense increased by approximately $159,000 for the nine months ended September 30, 1996 as compared to the same period in 1995 resulting from a property reassessment during 1996 of the H Street Assemblage. The Venture is currently appealing this reassessment. The H Street Venture is currently marketing the H Street Assemblage for sale and will continue to try to find ways to limit holding costs at the H Street Assemblage while attempting to sell the property.

      The above discussed changes resulted in a decrease in the net loss for the three months ended September 30, 1996 to $319,323 ($0.03 per share) from $384,976 ($0.04 per share) for the three months ended September 30, 1995.

      On a quarterly basis, management reviews the mortgage loans in the Fund's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including analysis of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Fund's portfolio. Management also reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. Management has determined that no reductions are necessary for the nine months ended September 30, 1996.

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

      From the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu and various citizen groups. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, the most recent of which has been decided in favor of the Venture and as to which the City of Malibu appealed. On December 5, 1995, the Court of Appeals of the State of California decided this appeal in favor of the Venture and on January 4, 1996 a petition for rehearing was denied.

      Concurrent with the aforementioned appeal, the Venture pursued entitlements before the Board of Supervisors for the County of Los Angeles. In August 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On May 7, 1996, the Los Angeles County Board of Supervisors approved a compromise project to create forty-six single family lots. These approvals are specified in Los Angeles County CUP No. 91-315(3), Oak Tree Permit No. 91-315(3) and Tentative Tract No. 46277 (revised), approved May 7, 1996.
On June 17, 1996, a neighboring homeowners association filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The Venture is named as a real party in interest. If the plaintiff prevails in the La Chusa litigation, the prior County approval of the tentative map and permits will be set aside and the matter remanded back to the County Board of Supervisors for further action consistent with the Court's decision.

      The County and Venture filed answers denying the substance of the allegations made by the plaintiffs. On September 30, 1996, the parties attended a court-supervised settlement conference which did not result in a settlement. On October 23, 1996, the parties, through their attorneys appeared before the court for a status conference on the settlement meetings held in the case. The court took no action in response to the plaintiff's request to file a motion for sanctions against the real parties in interest predicated upon the plaintiff's assertion that the real parties in interest were not attempting in good faith to negotiate a settlement. The matter is currently set for trial on January 27, 1997.

      In another action, the Venture challenged the General Plan and the Environmental Impact Report associated with it adopted by the City of Malibu on Nov. 20, 1995 in a lawsuit entitled BMIF/BSLFII Rancho Malibu Limited Partnership v. City of Malibu, Los Angeles County Superior Court Case No. SS006374. On July 31, 1996, the Venture and the City of Malibu executed and delivered a settlement agreement which, among other things, resulted in a dismissal of the lawsuit challenging the city's General Plan and which precludes the city from challenging the Venture's entitlements before any public body (in the absence of a significant requested change). The city is also precluded by the settlement agreement from participating in the La Chusa Litigation.

      During the nine months ended September 30, 1996, the Venture expended approximately $608,000 on Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Fund, were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of September 30, 1996 and December 31, 1995, the Fund's carrying value of the property is $9,961,991.

      On February 15, 1996, the Fund sold the remaining 11 single family home lots in the Lake Rogers development to an unaffiliated third party for approximately $165,400. After prorations for closing costs of approximately $19,400, the Fund received net proceeds of approximately $146,000 and recognized a loss of approximately $77,300 which was reflected in the consolidated statements of income and expenses for the year ended December 31, 1995. The Fund recognized no gain or loss on the sale of the Lake Rogers property for the nine months ended September 30, 1996. The Fund had obtained ownership of the Lake Rogers property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans.

      Hemet Phase III is an approximately 19-acre land parcel zoned for the development of 75 single family home lots located in Hemet, California. On April 18, 1996, the Fund sold its interest in the Hemet Phase III property to an unaffiliated third party (the "Purchaser") in exchange for cash of approximately $125,000 and a $248,000 collateralized promissory note (the "Note"). After prorations for closing costs of approximately $14,700, the Fund recognized a gain on disposition of approximately $31,100. The Note bears interest at a fixed rate of 10% per annum and requires monthly payments of interest. Upon the sale of each lot by the Purchaser, the Purchaser is required to apply such payments to the Purchaser's indebtedness to the Fund -first to any fees due, second to accrued and unpaid interest and finally to the outstanding principal. Final payment of any accrued and unpaid interest and the outstanding principal balance of the Note is due and payable upon its maturity date of April 18, 1997. The Fund obtained ownership of the Hemet
Phase III property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans. During the quarter ended September 30, 1996, the Fund received principal and interest payments of $88,000 and $9,173, respectively, on the Note.

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

      Exhibit Number          Description

              (3)(a)    Certificate of Incorporation

              (3)(b)    By-Laws

(b) No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN STRATEGIC LAND FUND II



By:   /s/ Leonard G. Levine                             Date:  November 13, 1996
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                                Date:  November 13, 1996
      Joel L. Teglia, Vice President and
      Chief Financial Officer