Form 10KSB
period 1996-12-31
BANYAN STRATEGIC LAND FUND II
filed 1997-04-14
CIK 812914

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB


[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996

                                    OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to ___________.


                    Commission File Number     0-16886


                       Banyan Strategic Land Fund II
              ----------------------------------------------
              (Name of Small Business Issuer in its charter)


           Delaware                                   36-3465422
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

150 South Wacker Drive, Chicago, Illinois                60606
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number                             (312) 553-9800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class              Name of each exchange on which registered
       None                                        None

Securities registered under Section 12(g) of the Exchange Act:

                          Shares of Common Stock
                             (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  X .  NO    .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for the fiscal year ended December 31, 1996 were $76,632. Shares of common stock outstanding as of March 10, 1997:
9,936,421. The aggregate market value of the Issuer's shares of common stock held by non-affiliates on such date was approximately $11,064,121.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on page 25 of sequentially numbered pages.
Transitional Small Business Disclosure Format: YES   .  NO  X .




                             TABLE OF CONTENTS




                                  PART I

       ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . .  1
       ITEM 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . .  4
       ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .  6
       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .  7

                                  PART II

       ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
       ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION OR PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . .  9
       ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . 16
       ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . 16

                                 PART III

       ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
       ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . 19
       ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . 24
       ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 25

       SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 26







                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS


BUSINESS OPERATION


     The Issuer, Banyan Strategic Land Fund II (the "Fund"), is a Delaware corporation, organized pursuant to a Certificate of Incorporation filed on April 14, 1987 under the name VMS Strategic Land Fund II. The Fund's name was changed to its current name in 1991.

     The Fund was originally established to invest primarily in short-term, junior, predevelopment and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Fund. As a result of these defaults, the Fund suspended the making of new loans, except for advances of additional funds under circumstances in which it is deemed necessary to preserve the value of existing collateral, including instances where it has foreclosed upon or taken title, directly or indirectly, to the collateral. The Fund also suspended distributions to stockholders. In 1990, the Fund implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. On February 25, 1997, the Directors of the Fund authorized management to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value.

     Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section headed "Management's Discussion and Analysis of Financial Condition or Plan of Operation". Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Fund's ability to successfully dispose of its assets that are currently pending sale pursuant to the existing agreements and the Fund's ability to favorably resolve the litigations (discussed below). Actual results could differ materially from those projected in the forward-looking statements. The Fund undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

     The Fund is currently finalizing the zoning and development rights for its Rancho Malibu project. Upon final approval by the Los Angeles County Board of Supervisors, it is the Fund's intent to reassess all options regarding the Rancho Malibu project, including all alternatives from site development to a bulk land sale. The BSLT/BSLFII H Street Partnership (the "H Street Venture"), of which the Fund owns a 47% partnership interest, has completed and obtained the zoning, entitlement and historic preservation for the development of an approximately 330,000 square foot commercial building on the H Street site in Washington, D.C. On March 20, 1997, the H Street Venture sold approximately 3,500 square feet of the H Street Venture's land to the United States General Services Administration ("GSA") for a purchase price of $1,680,000. GSA also paid the H Street Venture $150,000 as reimbursement of expenses that the H Street Venture incurred in anticipation of this transaction. The H Street Venture received net sales proceeds of approximately $1,829,000, of which approximately $860,000 is the Fund's share. The Fund recognized no gain or loss on this sale. In addition, the H Street Venture has entered into an agreement with an unaffiliated third party to sell the building and land remaining after the GSA sale for $9,000,000. The sale is subject to a due diligence period of 60 days for the buyer. The closing is scheduled to take place no later than July 25, 1997. On December 20, 1996, the Fund entered into an agreement to sell the Lindfield Tract D property to an unaffiliated third party for a purchase price of $675,000. The closing is scheduled to take place no later than June 30, 1997. The Fund also holds a 0.3% beneficial interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Fund, which holds interests in various assets. See Item 2, Description of Property, and Item 6, Management Discussion and Analysis, for further details regarding the Fund's assets as discussed above.

     As of December 31, 1996,the Fund held a receivable from Northholme Partners ("Northholme"). Northholme Partners, of which the Fund holds an 80% limited partnership interest, was created by the Fund and a partner of the Anden Group on August 31, 1992. On September 2, 1992, the Fund and Northholme entered into a Loan Agreement whereby the Fund committed to lend Northholme $700,000. The Fund's participant in the loan, Eugene S. Rosenfeld, bears 20% of the risk of the loan and is entitled to 20% of the benefits. The loan pertains to a 1,000-acre parcel located north of Los Angeles, California (the "Whittaker Parcel"). During the year ended December 31, 1995, Northholme obtained the zoning and entitlement approval on the property. As of December 31, 1996, the carrying balance of the Northholme loan was $560,000. As of December 31, 1996, the Fund has advanced $491,625 as additional partnership advances to the Northholme Partnership for costs associated with the completion of the zoning and entitlement work for the Whittaker Property per the Partnership Agreement which advance earns interest at a rate of 12%. The Northholme Partnership Agreement provides for the Fund's partnership advances to be repaid prior to the repayment of the Fund's mortgage loans. For financial reporting purposes, these advances are recorded in other assets on the Fund's Balance Sheet.

     Pursuant to a deed-in-lieu of foreclosure settlement agreement with Westholme Partners in 1994, the Fund received a note collateralized by an undeveloped land parcel commonly known as the Hemet IV land parcel with a current carrying value of $225,000. It is the Fund's intent to sell its interest in the Hemet IV loan during the next twelve months. See Note 3, "Loans Receivable", of the Notes to Consolidated Financial Statements for further details regarding the above notes.

OTHER INFORMATION

     The Fund's real property investments are subject to competition regarding the size and location of similar types of properties in the vicinities in which they are located. Competition for the H Street Venture is affected by the availability of similar sites zoned for development of commercial office buildings in metropolitan Washington, D.C. Competition for the Rancho Malibu property includes similar large tracts of land and individual lots suitable for development of single family homes. Approximate quarterly occupancy levels for the operating property are in the table in Item 2. The Fund has no real property investments located outside the United States. The Fund does not segregate revenue or assets by geographic region, since such a presentation would not be significant to an understanding of the Fund's business taken as a whole.

     The Fund has four employees who serve as executive officers.

     The Fund reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1996, the Fund did not incur any material environmental expenditures nor does it anticipate making any such expenditures for the year ended December 31, 1997.





     On March 20, 1996, the Fund notified the Internal Revenue Service of its intent to revoke its tax election to be treated as a real estate investment trust ("REIT") under section 856(c) (1) of the Internal Revenue Code of 1986, as amended, in order to avoid the adverse tax effects associated with the potential disposition or development of its various real estate assets consisting of undeveloped land for which a REIT structure is not intended. Pursuant to the revocation of tax election 856(c) (1), effective January 1, 1996, the Fund is taxable as a "C" corporation and therefore is no longer required to meet certain pre-determined distribution, asset and income requirements. Previously, the Fund had elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code for the years ended December 31, 1995, 1994 and 1993.

As of December 31, 1996, the Fund had net operating loss carry forwards of approximately $40,039,000.







ITEM 2.   DESCRIPTION OF PROPERTY

     As of December 31, 1996, the Fund held ownership interests through its wholly owned subsidiaries in the properties as set forth in the table below:


Name, Type and                                  Date
Location of Property          Size            Acquired         Description
---------------------      ----------        ----------        --------------------

H Street Assemblage
Washington, D.C.
  Land Parcel              17,000 sq. ft.     06/05/92         47% general partnership interest
                                                               in a partnership which has fee simple
                                                               title to this property (a)

  Victor Building          55,900
                           sq. ft. g.l.a.

Rancho Malibu
Land Parcel
Malibu, CA                 274 acres          07/01/92         98.6% general partnership in a
                                                               joint venture partnership (b)

Lindfield D
Land Parcel
Kissimmee, FL              8.5 acres          03/10/94         Fee ownership of land (b)

--------------------

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





     The following is a list of occupancy levels as of the end of each quarter for 1996 and 1995 for the Fund's sole operating property:


                                                    1996
                                 -----------------------------------------
                                  at 3/31    at 6/30    at 9/30   at 12/31
                                  -------    -------    -------   --------
Victor Office Building
Washington, D.C.. . . . . . .         53%        51%        52%        64%


                                                    1995
                                 -----------------------------------------
                                  at 3/31    at 6/30    at 9/30   at 12/31
                                  -------    -------    -------   --------

Victor Office Building
Washington, D.C.. . . . . . .         50%        56%        55%        55%








ITEM 3.   LEGAL PROCEEDINGS

     RANCHO MALIBU

     Rancho Malibu is owned by a joint venture (the "Venture") between the Fund and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund). From and after the Venture's acquisition of the property in 1992, zoning and entitlement efforts and approvals have been challenged by various lawsuits.

     On June 17, 1996, a homeowners association neighboring the property filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The Fund, Legend Properties, Inc. and the Venture are named as real parties in interest.

     The La Chusa Litigation was tried before a Court on January 27, 1997. On February 5, 1997, the Court issued its ruling, granting the Petitioner's Writ and remanding the matter to the County Board of Supervisors for further action on three separate grounds: (i) the Supervisors' prior analysis and findings relating to the consistency of the Projects' cul de sacs and streets with certain County of Los Angeles Code provisions restricting the length of cul de sacs to 1,000 feet were deemed inadequate;
(2) a proposed deed restriction requiring the Venture to "diligently seek" approval for a second living unit on five of the forty-six lots was held to be too abstract to comply with the low income housing requirement of state law and (3) the court found that the county acted improperly when it approved the Project in January of 1996 and later approved a Supplemental Environmental Impact Report ("SEIR") in May of 1996.

     The Court's order specifically rejected challenges to the Projects' entitlements predicated on (i) the adequacy of the Supervisors' analysis of the environmental impacts of the Project under the SEIR, (ii) the consistency of the Project with the County General Plan; (iii) the approval of a sewage treatment plant and (iv) the density of the Project under the Hillside Management Ordinance.

     The Fund is currently considering its alternatives in view of the decision. The Court entered a final judgement in the La Chusa Litigation on March 25, 1997. The Fund is presently considering and may pursue any or all of the following alternatives: (i) move for new trial with the Court;
(ii) appeal the judgement; (iii) seek further action by the Supervisors to address three issues specified by the Court and to reinstate the entitlements set aside by the Court; and (iv) settlement of the La Chusa Litigation.

     In an earlier action, the Venture challenged the General Plan and the Environmental Impact Report adopted by the City of Malibu on Nov. 20, 1995 in a lawsuit entitled BMIF/BSLFII Rancho Malibu Limited Partnership v. City of Malibu, Los Angeles County Superior Court Case No. SS006374. On July 31, 1996, the Venture and the City of Malibu executed and delivered a settlement agreement which, among other things, resulted in a dismissal of the lawsuit challenging the city's General Plan and which precludes the city from challenging the Venture's entitlements before any public body (in the absence of a significant requested change). The city is also precluded by the settlement agreement from participating in the La Chusa Litigation.

     BMC WESTHOLME LITIGATION

     On June 16, 1994, Coastal Group, Inc. brought an action against Westholme Partners, (an entity in which the Fund has a limited partnership interest), Bank of America (f/k/a Continental Bank, N.A.) ("CINB"), BMC Westholme Corp., (a wholly owned subsidiary of the Fund); the Anden Group ("Anden"), William A. Brandt, Jr. and Kent Kneblekamp in the New Jersey Superior Court, Middlesex County. The case was subsequently removed to the United States District Court for the District of New Jersey and assigned case # 94-3010. The case involves a real estate development project located in New Jersey known as "Winding River."




     BMC Westholme Corp. was served with Summons and Complaint in June of 1994, but was not actively involved in the various motions and other procedural matters which extended for approximately thirty months. On February 10, 1997, BMC Westholme Corp. filed its Answer and began to take a more active role in the case.

     The plaintiff's complaint has been substantially reduced by favorable rulings, entered October 3, 1996, on various motions to dismiss whereby ten of plaintiff's sixteen counts were dismissed and another count was limited in scope. The complaint now alleges breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, fraudulent transfer and also seeks relief under a theory of promissory estoppel and requests the creation of a constructive trust for the benefit of plaintiff.


     The case arises from a failed development and a subsequent foreclosure filed by defendant CINB. The plaintiff contends, among other things, that CINB and BMC Westholme conspired with Anden to deprive the plaintiff of its interest in the Winding River project, damaging the plaintiff's reputation as a homebuilder and causing it to lose business opportunities. The amount in controversy exceeds $6 million, although the Fund believes that if there is any liability to the plaintiffs in this matter, it rests with defendants other than BMC Westholme Corp. The case is currently in the discovery phase, with a series of depositions scheduled in the first week of April, 1997.

     The ultimate outcome of these matters cannot be determined at this time, however, in the opinion of management of the Fund, the eventual outcome of these matters will not have a material adverse effect on the financial position of the Fund. The financial statements do not include any adjustments for liability, if any, arising from these matters.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Fund did not submit any matter to a vote of its security holders during the fourth quarter of 1996.






                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Fund's shares are included for quotation on the NASDAQ National Market System (symbol - VSLF). The table below shows the quarterly high and low bid prices as reported by NASDAQ National Market System for the years ended December 31, 1996 and 1995:

                                SHARE PRICE
Quarter                 ------------------------
 Ended                    1996             1995
-------                  ------          -------

3/31        High         $1.406          $ 1.406
            Low          $1.250          $ 1.125

6/30        High         $1.350          $ 1.750
            Low          $1.234          $ 1,250

9/30        High         $1.375          $ 1.688
            Low          $1.234          $ 1.188

12/31       High         $1.250          $ 1.375
            Low          $ .813          $ 1.188

     As a result of the defaults by borrowers on the Fund's mortgage loans, the resultant interruption in the Fund's cash flow, the uncertainties regarding its assets and the Fund's future cash requirements, and the modest size of the Fund's cash position, the Fund has paid no distributions since 1990. The Fund will continue to periodically evaluate its distribution policy as cash proceeds are recovered from the disposition of its assets. The Fund's management currently does not anticipate commencing distributions in the foreseeable future.

     The Fund's ability to make future distributions to its stockholders is dependent upon, among other things: (i) the Fund's ability, in respect of its interest in the H Street Venture, to sell the property pursuant to the existing agreements; (ii) the Fund's ability to favorably resolve the La Chusa Litigation which impacts the Rancho Malibu property; and (iii) the Fund's ability to control its property level and Fund level operating expenses.

     At March 10, 1997, there were 6,446 record holders of the Fund's shares of common stock.






ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

     Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section headed "Business". Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Fund undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at December 31, 1996 and 1995 was $145,335 and $549,309, respectively. In addition, at December 31, 1995 the Fund owned $626,946 in investment securities which were immediately convertible to cash. This decrease in total cash and cash equivalents of $403,974 is a result of the Fund's use of $1,834,388 in cash for operating activities, offset against $1,430,414 cash earned through investing activities.

     Cash Flow From Operating Activities: Net cash used in operating activities decreased by approximately $3.1 million for the year ended December 31, 1996 to approximately $1.8 million from approximately $4.9 million for the same period in 1995. This decrease is a result of a decrease in net operating loss due to a reduction in legal and entitlement costs relating to the Rancho Malibu property, and nonrecurring costs incurred in 1995 relating to the Key Biscayne litigation and the Fund's tender offer.

     Cash Flow From Investing Activities: For the year ended December 31, 1996, net cash provided by investing activities was approximately $1.4 million compared to approximately $21 million for the same period in 1995. This decrease of approximately $19.6 million is due primarily to the decrease in proceeds from the sale of foreclosed real estate held for sale from approximately $22.5 million in 1995 to approximately $659,000 in 1996.

The 1996 amount is attributable to proceeds received from the disposition of Westholme assets. The 1995 amount reflects proceeds from the Key Biscayne settlement partially offset by the repayment of amounts advanced to it by Banyan Strategic Realty Trust ("BSRT") totaling $730,000 with respect to the H Street Venture.

     Cash Flow From Financing Activities: For the year ended December 31, 1996, the Fund had no financing activity. The cash utilized by financing activities of approximately $15.8 million for the year ended December 31, 1995 was the result of the tender offer made by the Fund which resulted in the purchase by the Fund of 9,309,747 shares at $1.70 per share for a total purchase price of $15,826,570.

     The Fund's future liquidity needs are dependent upon, among other things: (i) the Fund's ability, in respect of its interest in the H Street Venture, to sell the property pursuant to the existing agreements; (ii) the Fund's ability to favorably resolve the La Chusa Litigation which impacts the Rancho Malibu property; and (iii) the Fund's ability to control its property level and Fund level operating expenses.

     As of December 31, 1996 and 1995, the Fund's mortgage loan portfolio consisted of three and two loans, respectively, with carrying values totaling $1,035,000 and $785,000, respectively. During the year ended December 31, 1996, the Fund received final principal and interest payments on the Hemet Phase III loan totalling $261,225.





RESULTS OF OPERATIONS

     Total income for the year ended December 31, 1996 was $76,632 as compared to $416,440 and $104,451 for the years ended December 31, 1995 and 1994, respectively. The decrease of approximately $340,000 for 1996 from 1995 is due primarily to a decrease in income on investments offset partially by an increase in interest earned on loans. Income on investments decreased in 1996 due to a decrease in cash available for investment. Interest on loans increased due to an increase in loans receivable. The increase of approximately $312,000 for 1995 from 1994 was due to an increase in income earned on investments offset partially by a decrease in interest earned on loans. The increase in income on investments during 1995 was due to an increase in cash available for investment as a result of the proceeds received on March 17, 1995 from the resolution of the Key Biscayne litigation and cash proceeds received as a result of 1995 sales of various land parcels. See Property Activities and Dispositions below for details on land sales. The decrease in interest on loans during 1995 was due primarily to a decrease in loans receivable. Loans receivable decreased in 1995 when compared to 1994 due to the Westholme Partners Notes I and II foreclosures which occurred in March of 1994.

     Total expenses for the year ended December 31, 1996 were $4,652,090 as compared to $7,714,609 and $29,862,035 for the years ended December 31, 1995 and 1994, respectively. The decrease in 1996 as compared to 1995 is due to a decrease in property operating expenses of $2,379,732 and total other expenses of $682,787. The decrease in total expenses for 1995 compared to 1994 is due to a decrease of $21,455,266 in property operating expenses and $692,160 in total other expenses.

     The decrease in total property operating expenses for 1996 when compared to 1995 is primarily due to a decrease in net loss from operations of foreclosed real estate held for sale and a non-recurring provision for loss on foreclosed real estate held for sale in 1995. The decrease in the net loss from operations of foreclosed real estate held for sale is due to a reduction in legal and entitlement costs relating to the Rancho Malibu property subsequent to the approval of the project by the Los Angeles County Board of Supervisors as discussed below. The provision for loss on foreclosed real estate held for sale of $4,200,000 in 1995 reflects a writedown in the Fund's interest in the Rancho Malibu property. See Property Activities and Dispositions below for further details. Further contributing to the decrease in total expenses from property operating expenses during 1996 is a net gain from disposition of foreclosed real estate held for sale of $68,190 during 1996 as compared to a net loss from disposition of foreclosed real estate held for sale of ($97,347) during 1995. See below for further details regarding the disposition of the Fund's various property interests during 1996. Partially offsetting these decreases in total property operating expenses during 1996 is an increase in net loss from operations of real estate venture relating to the Fund's interest in the H Street property. See discussion below for further details regarding the operating results of the H Street property.

     The decrease in property operating expenses for 1995 when compared to 1994 is due to a decrease in all expense categories under expenses from property operating activities. Interest on advances from affiliates decreased due primarily to the repayment of advances that occurred pursuant to the Fund's settlement of the Key Biscayne litigation. See Property Activities and Dispositions below for further details on the Key Biscayne settlement. In addition, during March 1995, the Fund repaid all outstanding advances to BSRT relating to the H Street Venture thereby creating a further decrease in interest on advances. The decrease in net loss on disposition of properties, note receivable and foreclosed real estate held for sale recorded in 1995 and 1994 relate to the sale of assets received from the March 1994 foreclosures of the Fund's Westholme Partners




Notes I and II loans. See below for details regarding the assets sold during 1995. As a result of the Key Biscayne settlement, net loss from operations of foreclosed real estate held for sale decreased approximately $1,172,000 in 1995 when compared to 1994 due to the elimination of real estate tax expense and other holding costs associated with the Fund's interest in the Key Biscayne project. In addition, eight of the Fund's land parcels were sold during 1994 resulting in the elimination of certain holding and operating costs which further decreased the net loss from operations of foreclosed real estate held for sale by approximately $180,000. These decreases were partially offset by an increase in Rancho Malibu expenses of approximately $124,000 in 1995 when compared to 1994 due to costs associated with finalizing the zoning and development rights in 1995. During 1995, the Fund recorded a provision for loss on foreclosed real estate held for sale of $4,200,000 reflecting a writedown in the Fund's interest in the Rancho Malibu property. See Property Activities and Dispositions below for further details. During 1994, the Fund recorded a $20,899,566 provision for loss on foreclosed real estate held for sale of which $19,699,566 related to the Key Biscayne Settlement with THSP and $1,200,000 related to the Fund's recognition of a valuation allowance recorded against the carrying value of the assets received pursuant to the Westholme foreclosure in March 1994. See below for discussion regarding the increase in income from operations of real estate venture of $2,857,867 in 1995 as compared to 1994.

     Total other expenses decreased by $682,787 for 1996 as compared to 1995 and decreased by $692,160 for 1995 as compared to 1994. The decrease in total other expenses during 1996 is due primarily to decreases in stockholder expenses, directors fees, expenses and insurance, other professional fees and general and administration expenses. Stockholder expenses decreased in 1996 as compared to the same period in 1995 due to the non-recurring costs paid in 1995 associated with the Fund's tender offer. Director's fees, expenses and insurance decreased due to a decrease in the premium for insurance coverage of approximately $146,000 and a decrease in director's fees and other compensation of approximately $24,000 as a result of a decrease in the number of meetings held and the number of directors on the Fund's Board. Other professional fees decreased because the legal costs incurred in 1995 relating to the Key Biscayne litigation and the Fund's tender offer were nonrecurring. The decrease in general and administrative expenses was due primarily to a decrease in expenses of Banyan Management Corp. ("BMC") which were allocated to the Fund based on the amount of hours spent by BMC personnel on Fund related matters. The decrease in the hours required to be spent by BMC personnel on Fund matters in 1996 is a result of the completion of the Key Biscayne Settlement, the tender offer in 1995 and a reduction in hours in 1996 associated with the
Rancho Malibu litigation and entitlement activities.   In addition, during
1996 and 1995, the Fund recorded $2,475 and $23,727, respectively, as recoveries of losses on loans, notes, interest receivable and class action settlement costs and expenses relating to cash distributions received regarding the Fund's interest in the liquidating trust.

     The decrease in total other expenses in 1995 when compared to 1994 reflects decreases in directors' fees, expenses and insurance and other professional fees. In addition, the Fund recorded a $23,727 recovery of losses on loans, notes, interest receivable and class action settlement costs and expenses during 1995 relating to cash distributions received regarding the Fund's interest in the liquidating trust. During 1994, the Fund recorded a $17,769 net provision for losses on loans, notes, interest receivable and class action settlement costs and expenses. The $17,769 recorded in 1994 relates to a $242,603 recovery of class action settlement costs and expenses relating to the release of an escrow established as part of the class action settlement of the VMS securities litigation, a $14,628 cash distribution received in respect of the Fund's interest in a liquidating trust which was offset by a $275,000 provision relating to the Fund's Hemet IV mortgage loan. Director's fees, expenses and insurance decreased due to a decrease in the number of meetings held during 1995 as compared to the same period in 1994 and a decrease in the insurance premium. Other professional fees decreased due to nonrecurring legal costs incurred in 1994 relating to the Fund's Key Biscayne litigation. These changes were partially offset by increases in stockholder expenses and general and administrative expenses. Stockholder expenses increased due to the nonrecurring costs paid in 1995 associated with the Fund's tender offer. General and administrative expenses increased as a result of additional administrative expenses associated with the Rancho Malibu litigation and entitlement activities.

     During the year ended December 31, 1996, the Fund recorded a net loss of $2,927,490 from the operations of a real estate venture as compared to net income of $33,488 when compared to 1995. This net income (loss) includes the Fund's 47% interest in the H Street Venture. The H Street Venture owns an office building with approximately 55,900 square feet of gross leasable area (the "Victor Building") and an adjacent land parcel consisting of 17,000 square feet (the "H Street Assemblage") located in Washington, D.C. The net loss in 1996 is due primarily to a reduction in the book value of the H Street Assemblage during 1996 in the amount of $6,000,000 of which $2,820,000 is the Fund's share. The H Street Venture's carrying value for the property after this reduction is based on the anticipated cumulative sales proceeds pursuant to an agreement with an unaffiliated third party and the sale of a portion of the H Street Venture's land to the United States General Services Administration ("GSA"). On March 20, 1997, the H Street Venture sold approximately 3,500 square feet of the H Street Venture's land to the GSA for a purchase price of $1,680,000. GSA also paid the H Street Venture $150,000 as reimbursement of expenses that the H Street Venture incurred in anticipation of this transaction. The H Street Venture has obtained all required approvals from various government agencies for the modifications necessary to the existing approved design for the proposed building on the H Street Venture's remaining property that had been necessitated by this sale. The H Street Venture received net sales proceeds of approximately $1,829,000, of which approximately $860,000 is the Fund's share. The Fund recognized no gain or loss on this sale. Pursuant to the agreement with an unaffiliated third party, the H Street Venture has agreed to sell the building and land remaining after the GSA sale for $9,000,000 subject to a due diligence period of 60 days for the buyer. The closing is scheduled to take place no later than July 25, 1997. The reduction in the book value of $6,000,000 reflects the carrying costs and closing costs the H Street Venture anticipates to incur in order to complete the aforementioned transactions.

     The Fund's share of the net income from the H Street Assemblage for 1995 compared to 1994 increased by $2,857,867 since the 1994 results were negatively impacted by a reduction in the book value in the amount of $5,500,000 of which $2,585,000 is the Fund's share. The write-down was due to the H Street Venture revising its strategy from holding the property in anticipation of potential development to marketing the property for sale. This increase in net income for the H Street Assemblage for 1995 as compared to 1994 was further due to a reduction in legal costs as compared to 1994 relating to the completion of a real estate tax appeal which reduced the property's assessed taxable value. During 1995, the H Street Venture recorded approximately $433,000 in real estate tax refunds and interest, thereon, relating to taxes paid in 1992 and 1993, resulting in a decrease in real estate tax expense of approximately $457,000 for the year ended December 31, 1995 when compared to the same period in 1994. In addition, legal and entitlement costs for 1995 decreased when compared to 1994 since the costs incurred during 1994 included nonrecurring payments for professional services associated with obtaining the historic preservation rights.

     On a quarterly basis, management reviews the mortgage loans in the Fund's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including management's analyses of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Fund's portfolio. Management also reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. During the years ended December 31, 1994 and 1996, the H Street Venture recorded a $5,500,000 and $6,000,000 valuation allowance, respectively, relating to the H Street Assemblage, pursuant to its decision to sell the property rather than to pursue the redevelopment of the property. The Fund's share of the H Street Assemblage valuation allowance for the years ended December 31, 1994 and 1996 is $2,585,000 and $2,820,000, respectively. The Fund did not record any valuation allowances against its portfolio of mortgage loans for the year ended December 31, 1995.

     These changes for the year ended December 31, 1996 resulted in a net loss of $4,575,458 ($0.46 per share) as compared to a net loss of $7,298,169 ($.52 per share) and a net loss of $29,757,584 ($1.55 per share)
in 1995 and 1994, respectively.

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

     Of the $24,700,000 settlement received in 1995, the Fund received approximately $21,500,000 in cash. The remaining $3,200,000 was used to pay approximately $1,500,000 in closing costs and prorations and to discharge the Fund's liability of approximately $1,700,000 due to THSP for advances made to the Fund pursuant to a prior agreement between the Fund and THSP. As a result of the settlement, the Fund recorded a year-end valuation provision of approximately $19,700,000 during 1994 which represented the difference between the net book value of the Fund's investment in the Key Biscayne project less the settlement amount as reduced by closing costs and prorations. As a result of the settlement of the litigation with THSP, a major uncertainty was removed which had negatively impacted the Fund. The amount of the settlement was less than the net book value of the Key Biscayne Property, but the Fund's ability to fully recover its carrying value was contingent upon its ability to jointly develop the Key Biscayne project with THSP. As the litigation and settlement negotiations evolved, it became evident to management of the Fund that joint development of the Key Biscayne property would occur, if at all, only after a costly and protracted legal battle.

     Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California. On July 1, 1992 a joint venture (the "Venture") between the Fund and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) ("Legend"), acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Fund owns a 98.6% general partner interest in the Venture while Legend holds the remaining 1.4% interest as a limited partner.

     From the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu and various citizen groups. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, both of which were ultimately resolved in favor of the Venture.





     Concurrent with the aforementioned litigation, the Venture pursued entitlements before the Board of Supervisors for the County of Los Angeles.

In September 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On May 14, 1996, the Los Angeles County Board of Supervisors approved a compromise project to create forty-six single family lots. These approvals are specified in Los Angeles County CUP No. 91-315(3), Oak Tree Permit No. 91-315(3) and Tentative Tract No. 46277 (revised), approved May 14, 1996. On June 17, 1996, a neighboring homeowners association filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The Fund, Legend and the Venture are named as real parties in interest. See Item 3 Legal Proceedings for further details.

     During the year ended December 31, 1996 and 1995, the Venture expended approximately $705,000 and $1,604,000, respectively, on Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Fund, were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As a result of the decrease in number of units approved for residential development from fifty-one units to the agreed upon forty-six units as discussed above, the Fund recorded a $4,200,000 valuation allowance against the property during the quarter ended December 31, 1995. For the year ended December 31, 1994, the Fund incurred approximately $1,481,000 of costs related to entitlement
work and litigation which costs were capitalized.   As of December 31,
1996, the Fund's carrying balance for the property is $9,961,991.

     The realization of this carrying value is based on the present intent of the Fund to finalize the zoning and development rights and then assess all options regarding the Rancho Malibu project, including all alternatives ranging from site development to a bulk land sale. In the event that the final zoning rights and entitlements are again challenged, further modified, or approval is postponed, management of the Fund estimates that the net proceeds to be realized from the sale of the Rancho Malibu property would potentially be less than its current carrying value.

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

     The Lindfield Tract A property is a land parcel which consists of 13 acres and is zoned tourist-commercial within a multi-use planned unit
development, located in Kissimmee (near Orlando), Florida.   On October 15,
1996, the Fund sold its interest in the Lindfield Tract A property to an unaffiliated third party for a sales price of $700,000. Pursuant to the sale, the Fund received cash proceeds of approximately $387,000, net of prorations for closing costs of approximately $63,000, and a $250,000 secured purchase money mortgage note (the "Note"). As a result of the sale, the Fund recognized a book gain on disposition of approximately $37,100. The Note bears interest at a fixed rate of 8% per annum, and requires quarterly payments of interest. Final payment of accrued interest and outstanding principal balance of the Note is due and payable upon its
maturity date of October 15, 1997.   The Fund had obtained ownership of the
Lindfield Tract A property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans.





     Hemet Phase III is an approximately 19-acre land parcel zoned for the development of 75 single family home lots located in Hemet, California. On April 18, 1996, the Fund sold its interest in the Hemet Phase III property to an unaffiliated third party for a sales price of $385,000. Pursuant to the sale, the Fund received cash proceeds of approximately $126,000, net of prorations for closing costs of approximately $11,000, and a $248,000 collateralized promissory note. The Fund recognized a gain on disposition of approximately $31,100. The Note bears interest at a fixed rate of 10% per annum, requires monthly payments of interest and matures on April 18, 1997. The Fund obtained ownership of the Hemet Phase III property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans. During the year ended December 31, 1996, the Fund received final principal and interest payments of $248,000 and $13,225, respectively, on the Note. The Fund has no further interest in the Hemet Phase III property.

     On February 15, 1996, the Fund sold the remaining eleven single family home lots of the total fourteen single family home lots in the Lake Rogers development to an unaffiliated third party for approximately $165,000. After prorations for closing costs of approximately $19,000, the Fund received net proceeds of approximately $146,000 and recognized a loss of approximately $77,300 which was reflected in the consolidated statements of income and expenses for the year ended December 31, 1995. The Fund recognized no gain or loss on the sale of the Lake Rogers property for the year ended December 31, 1996. The Fund had obtained ownership of the Lake Rogers property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans.

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

     Northholme Partners ("Northholme"), of which the Fund holds an 80% limited partnership interest, was created by the Fund and a partner of The Anden Group on August 31, 1992. On September 2, 1992, the Fund and Northholme entered into a loan agreement whereby the Fund committed to lend Northholme $700,000. The Fund's participant in the loan, Eugene S. Rosenfeld, bears 20% of the risk of the loan and is entitled to 20% of the benefits. The loan pertains to a 1,000-acre land parcel located north of Los Angeles, California (the "Whittaker Parcel"). During the year ended December 31, 1995, Northholme obtained zoning and entitlement approval on the property. It is the intent of Northholme to market its interest which it anticipates will generate cash proceeds sufficient to fully discharge the Fund's loan. In the event, the Fund does not fully recover its carrying value, the Fund's overall liquidity position would not be materially affected. As of December 31, 1996, the carrying balance of the Northholme loan is $560,000. Pursuant to a deed-in-lieu of foreclosure settlement agreement with Westholme Partners in 1994, the Fund received an interest in a note collateralized by an undeveloped land parcel commonly known as the Hemet IV land parcel with a current carrying value of $225,000. It is the Fund's intent to sell its interest in the Hemet IV loan during 1997. See Note 3, "Loans Receivable", of the Notes to Consolidated Financial Statements for further details regarding these notes. As of December 31, 1996, the Fund has advanced $491,625 as additional partnership advances to the Northholme Partnership for costs associated with the completion of the zoning and entitlement work for the Whittaker Property per the Partnership Agreement which advance earns interest at a rate of 12%. The Northholme Partnership Agreement provides for the Fund's partnership advances to be repaid prior to the repayment of the Fund's mortgage loans. For financial reporting purposes, these advances are recorded in other assets on the Fund's Balance Sheet.


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

     WALTER E. AUCH, SR., age 75, was the chairman and chief executive officer of the Chicago Board Options Exchange. Prior to that time, he was executive vice president, director and a member of the executive committee of Paine Weber. Mr. Auch is a director of Pimco L.P., Geotek Industries, Smith Barney Concert Series Funds, Smith Barney Trak Fund, Nicholas Applegate Funds and Fort Dearborn Fund, and a trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a director of the Fund since 1987. Mr. Auch is also a trustee of Banyan Strategic Realty Trust and a director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment
Fund) and Banyan Management Corp.

     GERALD L. NUDO, age 47, is senior vice president of the investment banking firm of Mesirow Realty Finance, Inc., a subsidiary of Mesirow Financial Corp., since 1990. Mr. Nudo received his Bachelor of Science Degree from Northwestern University and his Masters Degree in Business Administration from the University of Chicago Graduate School of Business. Mr. Nudo is also a certified public accountant and a licensed real estate broker in Illinois. Mr. Nudo has been a director of the Fund since 1987. He is also a director of Banyan Management Corp.

     ROBERT M. UNGERLEIDER, age 55, is presently the President of Pilot Books, a book publisher located in Greenport, New York, and practices law with and is of counsel to the firm of Felcher Fox & Litner P.C. in New York, New York. He has founded, developed and sold a number of start-up ventures including Verifone Finance, an equipment leasing business, SmartPage, a paging service company and Financial Risk Underwriting Agency, Inc., an insurance agency specializing in financial guarantee transactions.

Prior to these endeavors, Mr. Ungerleider practiced real estate and corporate law in New York City for ten years. Mr. Ungerleider received his
B. A. Degree from Colgate University and his Law Degree from Columbia University Law School. Mr. Ungerleider has been a director of the Fund since 1987. Mr. Ungerleider is also a director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) and Banyan Management Corp.

     LEONARD G. LEVINE, age 50, has been president of the Fund as well as Banyan Management Corp. and Banyan Strategic Realty Trust since 1990. In addition, he has been a director of Banyan Management Corp. since 1990. He received a B.S./B.A. Degree in Accounting from Roosevelt University and a Masters Degree in Taxation from DePaul University. His areas of specialty include real estate syndications, estate planning and taxation of closely-held corporations. Mr. Levine is also a certified public accountant and a licensed real estate broker.

     NEIL D. HANSEN, age 50, has been first vice president of the Fund as well as Banyan Management Corp. and Banyan Strategic Realty Trust since 1991. He received a B.S. Degree in Finance from the University of Illinois and a Master of Management Degree from Northwestern University. He is a certified public accountant.





     ROBERT G. HIGGINS, age 45, has been vice president and general counsel of the Fund as well as Banyan Management Corp. and Banyan Strategic Realty Trust since 1992, and secretary of these entities since 1995. From 1990 to 1992, Mr. Higgins was a contract partner at the law firm of Chapman and Cutler. Mr. Higgins' legal experience has concentrated in the areas of real estate development, finance, acquisition, land use, sales, lending, syndications, general corporate and business practice. Mr. Higgins is admitted to the Bar in the States of Illinois, Minnesota and Texas. He received a B.A. Degree in Government from the University of Notre Dame and a J.D. from Loyola University of Chicago. Mr. Higgins also owns and operates a separate sole practice of law.

     JOEL L. TEGLIA, age 35, has been vice president and chief financial officer of the Fund, as well as Banyan Management Corp. and Banyan Strategic Realty Trust since 1994. Prior to assuming the responsibilities of his current position, Mr. Teglia held the position of Controller for Banyan Management Corp. from 1991 to 1994. He received a B.B.A. Degree in Accounting from the University of Notre Dame. Mr. Teglia is a certified public accountant.






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

B.  EXECUTIVE COMPENSATION

     Compensation paid to executive officers of the Fund for the years ended December 31, 1996, 1995 and 1994 are as follows:

                            Annual Compensation

                                                                   Other
                                                                  Annual
                                                                  Compen-
                                      Year   Salary   Bonus (2)   sation
                                      ----  --------  ---------  --------
Leonard G. Levine,                    1996  $108,141   $217,135     n/a
President and Chief                   1995  $105,606   $ 27,612     n/a
Executive Officer                     1994  $102,800   $ 78,425     n/a


                          Long-Term Compensation


                                     Awards              Payouts

                                  Restricted                     All Other
                                    Stock    Options/     LTIP    Compen-
                                  Awards (2)  SARs (#)   Payouts  sation
                                 ----------- ---------   ------- ---------

Leonard G. Levine,                    n/a        n/a       n/a       n/a
President and Chief                ($19,606)     n/a       n/a       n/a
Executive Officer                   $19,606      n/a       n/a       n/a


  (1) Total compensation for the next three highest paid executives of the Fund for 1996, 1995 and 1994 was less than $100,000 per individual.

  (2) Pursuant to Mr. Levine's employment agreement the incentive amounts which were earned in 1995, 1994 and 1993 were paid or awarded to him by the Fund in 1996, 1995 and 1994, respectively.


     Mr. Levine serves as Chief Executive Officer of the Fund pursuant to an employment agreement entered into with the Fund by Mr. Levine on January 1, 1990. The agreement originally was scheduled to expire on December 31, 1997 but has been automatically extended until December 31, 1998. Under the employment agreement, the employment period automatically renews for one year unless the agreement is terminated by either the Fund or Mr. Levine on or before March 31, of the last year of the then current employment period. Under the contract, Mr. Levine is paid a salary which is adjusted on January 1 of each year based on increases in the "consumer price index." For the year ended December 31, 1996, Mr. Levine was paid a base salary of $108,141.





     Mr. Levine is eligible to receive incentive compensation based on the Fund satisfying certain performance standards set forth in the contract.
In particular, Mr. Levine earns incentive compensation based and calculated on the following four components: (i) 1.00% of the Fund's collateralized claims which are converted into cash; (ii) 3.00% of the Fund's unsecured claims which are converted into cash; (iii) 0.1% of all cash distributions of capital; and (iv) .14% of all distributions of income to shareholders of the Fund.

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

     On March 1, 1996 and March 24, 1995, Mr. Levine was paid $217,135 and $27,612, representing 80% of his 1995 and 1994 incentive, respectively.
The 43,083 and 6,136 Award Shares valued at $1.26 and $1.125 per share, or $54,284, and $6,903 for 1995 and 1994, respectively, represents 20% of Mr. Levine's incentive and will be held by the Fund, pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Fund without just cause; or (iii) the permanent disability or death of Mr. Levine. All Award Shares shall be forfeited by Mr. Levine if he fails to be employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause. Mr. Levine will be entitled to all distributions paid on shares held by the Fund for his benefit.

     Either Mr. Levine or the Fund can terminate the employment agreement at any time upon 90 days written notice. If the termination is by the Fund for cause or by Mr. Levine voluntarily, all incentive compensation not previously paid to Mr. Levine is forfeited and he is not entitled to any severance payment. In the event of Mr. Levine's death or permanent disabi-lity, he is entitled to all incentive compensation earned through the date of his disability or death plus any disability or life insurance proceeds in the amount of two times his annual salary which is consistent with standard insurance benefits of all Banyan Management Corp. personnel, but he is not entitled to any other severance payments. If his employment is terminated without cause following a change of control (as defined in the agreement) the Fund is obligated to pay Mr. Levine's salary during the remainder of the employment period and must pay him all incentive compensation which he would have earned as if all the Fund's assets had been converted into cash and all proceeds were distributed. If Mr. Levine is terminated without cause but no change of control has occurred, he will receive a severance payment equal to one year's salary plus all incentive compensation earned through the date of his termination (including incentive compensation based upon assets converted into cash within one year following his termination by the Fund had he received an "expression of interest" prior to Mr. Levine's termination), plus an amount equal to the full cost of Mr. Levine's benefits for one year.

C.   EXECUTIVE AND DIRECTORS STOCK OPTION PLAN

    On June 30, 1994, the stockholders approved and adopted the 1994 Executive and Directors Stock Option Plan (the "Plan"). The Plan granted the Board of Directors the authority to issue up to 1,000,000 shares of the Fund's common stock for stock option awards. The Plan consists of an Executive Option Grant Program and a Director Option Grant Program. Under the Director Option Grant Program, each of the Directors, in consideration of their length of service on the board received an option to acquire 50,000 shares. The exercise price of the options initially granted to the Board of Directors under the Director Option Grant Program was $1.125. No executive is eligible to receive options under the Director Option Grant Program.

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

     Options granted under both programs are not transferable except by will or by the laws of descent and distribution, and are exercisable during an optionee's lifetime only by the optionee or the appointed guardian or legal representative of the optionee. Upon the: (a) death or permanent and total disability of an optionee; or (b) retirement in accord with the Fund's retirement practices, any unexercised options will be exercisable at any time within one year in the case of (a) and ninety days in the case of
(b) (but in no case beyond the expiration date specified in the Option Agreement). If, while unexercised options remain outstanding under the Plan, the Fund ceases to be a publicly-traded company, or if the Fund merges with another entity or a similar event occurs, all options outstanding under the Plan shall immediately become exercisable at that time.

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





     On April 16, 1996, July 11, 1995 and January 18, 1994 the Board granted initial options totalling 90,000, 90,000 and 90,000 shares, respectively, to management under the program, at a price of $1.25, $1.50 and $1.125 per share, respectively (the closing price as reported by NASDAQ National Market System on the day of the grant of options).

     Pursuant to the terms of the grants, options for all shares granted under the Executive Option Grant Program are exercisable and vested in installments as follows: (1) 33.3% of the number of shares commencing on the first anniversary of the date of grant; (ii) an additional 33.3% of the shares commencing on the second anniversary of the date of the grant; and
(iii) an additional 33.4% of shares commencing on the third anniversary of the date of grant. Options for all shares as granted under the Director Option Grant Program are exercisable in installments as follows: (i) 50.0% of the number of shares commencing on the first anniversary of the date of grant; and (ii) an additional 50.0% of the number of shares commencing on the second anniversary of the date of grant. The Board is granted discretion to determine the term of each option granted under the Executive Option Grant Program, but in no event will the term exceed ten years and one day from the date of grant.

     Stock Options granted or exercised by executive officers for the year ended December 31, 1996, are as follows:





                                     STOCK OPTION GRANTS IN 1996 FISCAL YEAR

                                                                                     Potential Realized Value
                           Number of     % of Total                                   at Assumed Annual Rates
                          Securities       Options                                    of Stock Price Appreci-
                          Underlying     Granted to     Exercise                       ation for Option Term
                            Options     Employees in     or Base       Expiration    ------------------------
Name                        Granted      Fiscal Year      Price           Date            5%           10%
----                      ----------    ------------   ----------     -------------  ----------    ----------
Leonard G. Levine           60,000           67%          $1.25       Apr. 16, 2006     $47,167      $119,531


                                  AGGREGATED STOCK OPTION EXERCISES DURING 1996
                                         AND DECEMBER 1996 OPTION VALUES


                                                       Number of Securities
                                                            Underlying         Value of Unexercised
                                                        Unexercised Options    In-the-Money Options
                                                          at December 31          at December 31
                                                       --------------------    --------------------
                        Shares Acquired      Value         Exercisable/            Exercisable/
Name                      on Exercise      Realized        Unexercisable           Unexercisable
----                    ---------------   ----------       -------------           -------------


Leonard G. Levine             --            $  --         60,000/180,000            $ -- / $ --





ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 10, 1997, no person owns of record or is known by the Fund to own more than five percent (5%) of the outstanding shares of common stock of the Fund. The following table sets forth the ownership of shares owned directly and indirectly by the directors and officers of the Fund as of March 10, 1997.

                                           Amount of
Title             Name of                 Beneficial       Percent of
of Class          Beneficial Owner         Ownership       Interest
----------        --------------------    ----------       -----------

Shares of         Leonard G. Levine,        74,647         Less than 1%
Common Stock      President                 Shares

Shares of         Gerald L. Nudo,            5,000         Less than 1%
Common Stock      Director                  Shares

Shares of         Robert M. Ungerleider,     6,000         Less than 1%
Common Stock      Director                   Shares

Shares of         Walter E. Auch, Sr.,      16,000         Less than 1%
Common Stock      Director                  Shares

Shares of         All Directors and         101,647        Less than 1%
Common Stock      Officers of the Fund,     Shares
                  as a group (7 persons)

     See Item 10, Executive Compensation, for information on Stock Options of the Fund held by officers and directors pursuant to the 1994 Executive and Director's Stock Option Plan.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Administrative costs, primarily salaries and general and administrative expenses, are incurred on the Fund's behalf by Banyan Management Corp. ("BMC"). BMC is owned by the Fund, Banyan Strategic Realty Trust, and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment
Fund) (the "Banyan Funds"). Mr. Levine is the president of BMC but receives no additional compensation for his services to that entity. Messrs. Teglia, Hansen and Higgins are employees of the Fund but are paid by BMC. The portion of their time which is allocable to the Fund is included in the administrative costs for which BMC is reimbursed by the Fund. The directors/trustees of all Banyan Funds serve as directors of BMC but receive no additional compensation. All costs incurred by BMC on behalf of each entity for which it provides administrative services are allocable to the Fund and these other entities based upon the actual number of hours spent by BMC personnel on matters related to that particular entity. BMC does not "mark-up" or include any profit component in the costs allocated to the entities including the Fund. The Fund's allocable share of costs for the years ended December 31, 1996, 1995 and 1994, aggregated $269,508, $557,899 and $593,964, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of December 31, 1996, the Fund had a net payable due to BMC of $2,180.

     Reference is made to Note 9, "Transactions with Affiliates," of the Notes to the Consolidated Financial Statements for the amount of administrative costs paid to, and a description of various transactions with BMC.




ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Report:

    (1)(2) The financial statements indicated in Part II, Item 8, Financial Statements and Supplementary Data.

       (3)  Exhibit Number          Description

                  (10)              Material Contracts

                        (i)         Executive Stock Option Agreement dated
April 16, 1996

                  (21)              Subsidiaries of the Fund

                 The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (file number 33-13585), referencing the exhibit number used in such Registration Statement.

            Exhibit Number          Description

                  (3)(i)      Certificate of Incorporation
                  (3)(ii)     By-Laws

                 The following exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995:

            Exhibit Number    Description

                  (10)        Material Contracts

                        (i) Second Amendment of Leonard G. Levine's Employment Contract dated December 31, 1992

                        (ii) First Amendment to Second Amended and Restated Employment Agreement for Leonard G. Levine dated December 31, 1992

                        (iii)       Directors Stock Option Agreement dated
July 15, 1994

                        (iv) Executive Stock Option Agreements dated July 1, 1994 and July 11, 1995.

(b)    No Reports on Form 8-K were filed during the quarter ended December
31, 1996.

(c)    See Item 13(a)(3) above.

(d)    None.

     An annual report will be sent to the shareholders subsequent to this filing and the Fund will furnish copies of such reports to the Commission at that time.




                                SIGNATURES


     IN ACCORDANCE WITH Section 13 or 15(d) of the Exchange Act, the Issuer has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANYAN STRATEGIC LAND FUND II



By:   /s/ Leonard G. Levine                          Date:  April 11, 1997
      Leonard G. Levine, President


     IN ACCORDANCE WITH the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By:   /s/ Leonard G. Levine                          Date:  April 11, 1997
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                             Date:  April 11, 1997
      Joel L. Teglia, Vice President and
      Chief Financial and Accounting Officer



By:   /s/ Walter E. Auch, Sr.                        Date:  April 11, 1997
      Walter E. Auch, Sr., Director



By:   /s/ Gerald L. Nudo                             Date:  April 11, 1997
      Gerald L. Nudo, Director



By:   /s/ Robert M. Ungerleider                      Date:  April 11, 1997
      Robert M. Ungerleider, Director







                                SIGNATURES


     IN ACCORDANCE WITH Section 13 or 15(d) of the Exchange Act, the Issuer has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANYAN STRATEGIC LAND FUND II



By:   ____________________________________           Date:  April 11, 1997
      Leonard G. Levine, President


     IN ACCORDANCE WITH the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By:   ____________________________________           Date:  April 11, 1997
      Leonard G. Levine, President



By:   ____________________________________           Date:  April 11, 1997
      Joel L. Teglia, Vice President and
      Chief Financial and Accounting Officer



By:   ____________________________________           Date:  April 11, 1997
      Gerald L. Nudo, Director



By:   ____________________________________           Date:  April 11, 1997
      Walter E. Auch, Sr., Director



By:   ____________________________________           Date:  April 11, 1997
      Robert M. Ungerleider, Director





                                EXHIBIT 10




EXHIBIT 10(i)
-------------

                                  FORM OF
                       BANYAN STRATEGIC LAND FUND II
            1996 EXECUTIVE AND DIRECTOR STOCK OPTION AGREEMENT
                      EXECUTIVE OPTION GRANT PROGRAM


      THIS OPTION AGREEMENT is made as of the 16th day of April, 1996 by and between BANYAN STRATEGIC LAND FUND II (the "Fund"), and (see Schedule
A) ("Optionee"). All definitions contained in the Banyan Strategic Land Fund II 1994 Executive and Director Stock Option Plan ("Plan") are hereby incorporated by reference and shall have the same meanings in this Agreement as are contained in the Plan.

      WHEREAS, Optionee is employed by the Fund, its subsidiaries or Banyan Management Corp. and in the course of this employment provides services to the Fund, its subsidiaries or Banyan Management Corp. and whereas by affording an opportunity to purchase Shares (as defined below), the Fund desires to provide additional motivation to the Optionee to achieve long-term growth in stockholder equity.

      NOW, THEREFORE, in consideration of the premises, the mutual covenants hereinafter set forth, and other good and valuable consideration, the Fund and Optionee agree as follows:

      1. GRANT OF OPTION. Subject to the terms and conditions of the Plan and this Option Agreement, the Fund hereby grants to the Optionee the option to purchase an aggregate of 7,500 shares of the Fund's Common Stock ("Shares"). The Options granted hereunder are designated as non-qualified stock options and are not incentive stock options as described in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

      2. PURCHASE PRICE. The price per share at which Shares may be acquired on exercise shall be the closing price of the Fund's Shares on April 16, 1996 ($1.25).

      3. EXERCISE SCHEDULE. Subject to becoming exercisable earlier as provided in the Plan, and subject to the provisions of SECTION 4 of this Agreement, the Options granted hereunder shall vest and be exercisable in installments as follows: (i) to the extent of 33.3% of the number of Shares commencing on the first anniversary of the date of grant; (ii) to the extent of an additional 33.3% of Shares commencing on the second anniversary of the date of grant; and (iii) to the extent of an additional
33.4 % of Shares commencing on the third anniversary of the date of grant; provided, however, that if the Optionee shall die or become permanently or totally disabled or retire in accordance with the Fund's or Banyan Management Corp.'s retirement procedures, then all options granted hereunder shall become immediately exercisable.

      4. PERIOD AND CANCELLATION. The exercise period of each Option shall terminate ten years and one day from the date of grant, unless sooner terminated as provided in this Option Agreement or under the Plant. The exercise period of each Option shall also terminate on Optionee's
Termination of Employment except if:





                  (i) the Termination of Employment is due to: (a) the death or permanent and total disability of the Optionee; or (b) the retirement in accordance with the Fund's or Banyan Management Corp.'s retirement practices; then any unexercised Options to acquire Shares will become immediately exercisable (without regard to meeting or complying with the other vesting provisions of the Option Agreement or the Plan), as of the date of death, disability or retirement and may be exercised by the Optionee, the Optionee's legal representative or Optionee's Beneficiary(ies), as the case may be, at any time within one year in the case of (a) and ninety (90) days in the case of (b);

                  (ii) the Termination of Employment is due to any reason other than as described in subsection (i) above, any unexercised Options which have vested pursuant to the terms of this Option Agreement and the Plan on or before the Termination of Employment must be exercised by the Optionee, his or her legal representative or his or her Beneficiary (ies) within 30 days after the date of termination; or

                  (iii) the employment is terminated in the manner described in subsection (i) above (other than by death) and the Optionee dies prior to the expiration of the applicable exercise period set forth therein, the Options may be exercise by his or her legal representative or his or her Beneficiary(ies) within the remainder of the period that would have been applicable to the Optionee prior to the Optionee's death.

      Termination of the exercise period shall result in termination and cancellation of the Options. For purposes of this Option Agreement, "disability" of the Optionee shall be deemed to have occurred if the Optionee has suffered permanent and total physical or mental illness, injury or infirmity of such a nature, degree or effect as to render the Optionee substantially unable to perform his or her duties at the same level as previously performed for the Fund, one of its subsidiaries or Banyan Management Corp. The Board shall determine, according to the facts then available to them, whether and when disability has occurred and the date of disability shall be the date of any such determination.

      5. METHOD OF OPTION EXERCISE. An Optionee shall exercise Options by delivering written notice of intent to exercise to the Fund's Vice President General Counsel at the Fund's principal office located at Suite 2900, 150 South Wacker Drive, Chicago, Illinois 60606 (or the office which is the successor main office or which is otherwise designated as the office to which notice is to be given as the Board may direct). Each notice shall: (i) state the Optionee's election to exercise the Option and the number of Shares in respect of which the Option is being excised; (ii) be signed by the person or persons exercising the Option; (ii) be accompanied by proof, reasonably satisfactory to the Fund's General Counsel, of the right of the person or persons to exercise the Option if the Option is being exercised by any person or persons other than the Optionee; and (iv) be accompanied by payment, in cash, Shares or any other form of payment acceptable to the Board. An Option shall not have been exercised unless all the preceding provisions of this paragraph shall have been complied with and, for all purposes of this Option Agreement, the date of the exercise of the Option with respect to any particular Shares shall be the date on which the notice, proof (if required), and payment shall all have been received by the General Counsel. The certificate or certificates for the Shares as to which the Option shall have been so exercised shall be registered in the name of the person or persons so exercising the Option and shall be delivered to or upon the written order of the person or persons exercising the Option as soon as practicable after receipt by the General Counsel of the notice, proof (if required) and payment. Delivery shall be made at the principal office of the Fund, or at any other place as the Board shall have designated by notice. The purchase price of any Shares as to which Options shall be exercised shall be paid in full at the time of the exercise.

      6. CHANGE IN CONTROL. Notwithstanding the provisions of SECTION 3 of this Agreement, if while unexercised Options remain outstanding under the Option Agreement and an Optionee's employment by the Fund or by Banyan Management Corp. is terminated due to a Change in Control (as defined below), all outstanding Options shall become exercisable from and after the date of the termination of the Optionee's employment.

For the purposes of this SECTION 6, the term "Change in Control" shall mean that the members of the Board of Directors of the Fund as of the date this Agreement is executed fail to constitute a majority of the members of the Board of Directors of the Fund; provided, however, that if the Optionee has consented to the appointment or election of an individual who becomes a new member of the Board of Directors, for the purposes of this paragraph, that new member shall be treated as if he were a member of the Board of Directors as of the date this Agreement is executed.

      7. NO RIGHTS AS STOCKHOLDER. The Optionee shall have no rights as a stockholder with respect to Shares covered by the Option until the date of issuance of a stock certificate for the Shares; no adjustment for cash dividends, or otherwise, shall be made if the record date therefor is prior to the date of exercise of the Option.

      8. REQUIREMENTS OF LAW. The Fund may issue or deliver certificates for Shares prior to: (i) listing of the Shares on any stock exchange on which the Shares may then be listed; (ii) registering or qualifying the Shares under federal or state law; provided, however, the Fund shall not issue or deliver certificates for Shares prior to an Optionee tendering to the Fund those documents or payment as the Board may deem necessary to satisfy any applicable withholding obligation for the Fund to obtain a deduction on its federal, state or local tax return with respect to the exercise of an Option. If the disposition of Shares acquired on exercise of any Option is not covered by a then current registration statement under the Securities Act and is not otherwise exempt from registration, the acquired Shares shall be restricted against transfer to the extent required by the Securities Act or regulations thereunder. Furthermore, on demand by the Board, the individual exercising an Option shall state in writing, as a condition precedent to each exercise, that the Optionee is acquiring the Shares for investment only and not for resale or with a view to distribution. In addition, any certificates for Shares issued pursuant to the terms of this Option Agreement or the Plan shall bear the following or similar legend:

            The shares of common stock represented by this certificate have not been registered under the Securities Act of 1933, as amended, or under the securities laws of any state and may not be sold or transferred except upon registration or receipt by the Fund of an opinion of counsel in form and substance satisfactory to the Fund, that registration is not required for sale or transfer.





No Shares may be sold, transferred, or otherwise alienated or hypothecated so long as the certificate evidencing the Shares bears this legend.

      9. CAUSE TO BE REGISTERED UNDER THE ACT. The Board may, in its discretion, register the Shares acquired by the Optionees under the Securities Act. Further, if at any time the Fund proposes to register any of its equity securities under the Securities Act, whether or not for its own account, and there exist Shares which cannot be sold under an existing registration statement or Rule 144(k) (or any similar provision then enforced), then the Fund shall give written notice of the proposed filings to the holders of the Shares at least 20 days before the anticipated filing date. This notice shall offer the holders the opportunity to register the Shares. The Fund shall register all Shares with respect to which the Fund has received written requests for inclusion therein within 15 business days after notice has been duly given to the applicable holder. The holder of restricted Shares shall be permitted to withdraw all or any part or the restricted Shares from this registration at any time prior to the effective date of the registration.

      10. NON-TRANSFERABILITY. The Option shall not be assigned, transferred (except as herein provided), pledged, or hypothecated in any way (whether by operation of law or otherwise), other than by will or the laws of descent and distribution. The Option is exercisable during an Optionee's lifetime only by the Optionee or the appointed guardian or legal representative of the Optionee, and no Option shall be subject to execution, attachment, or similar process. Any attempted assignment, transfer, pledge, hypothecation, or other disposition contrary to the provisions hereof, and the levy of any attachment or similar process upon the Option shall be null and void and without effect. The Fund shall have the right to terminate the Option upon any assignment, transfer, pledge, hypothecation, other disposition of the Option, or level of attachment or similar process, by notice to that effect to the person then entitled to exercise the Option; provided, however, that termination of the Option hereunder shall not prejudice any rights or remedies which the Optionee, the Fund or any subsidiary of the Fund may have under this Option Agreement or otherwise.

      11. CHANGES IN FUND'S CAPITAL STRUCTURE. The existence of the Option shall not affect in any way the right or authority of the Fund or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Fund's capital structure or its business, or any merger or consolidation of the Fund, or any issue of bonds, debentures, preferred or prior preference stock ahead of or affecting the Common Stock or the rights thereof, or the dissolution or liquidation of the Fund, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

      12. BOARD ACTION FINAL. Any dispute or disagreement which shall arise under, as a result of, or in any way relate to the interpretation or construction of this Agreement or the Plan shall be determined by the Board. Any such determination made hereunder shall be final, binding, and conclusive for all purposes.

      13. WITHHOLDING. The Optionee and Fund agree that the Fund shall have no obligation to issue or transfer Shares upon the exercise of the Option, unless and until the Optionee or Beneficiary shall have reasonably satisfied the obligation of the Fund and any of its subsidiaries or Banyan Management Corp. or with respect to the withholding of federal, state or local taxes, or in order to reasonably sustain a right of the Fund to a tax deduction under federal, state or local law with respect to the exercise of an Option. At the election of the Optionee or the Beneficiary, as the case may be, the Fund's or Banyan Management Corp.'s withholding obligation may be satisfied by the Optionee or Beneficiary tendering cash, or Shares previously owned by the Optionee or directing that a number of Shares be withheld from issuance upon the exercise of an Option (or any combination of any of the foregoing) as the Board reasonably determines necessary to satisfy the obligation of the Fund or any of its subsidiaries, or Banyan Management Corp.'s, or in order to sustain a right of the Fund or Banyan Management Corp.'s to a tax deduction under federal, state or local law with respect to the exercise of an Option.

      14. CONDITION OF EMPLOYMENT. The Plan, this Option Agreement and any Option granted under the Plan and this Option Agreement shall not confer upon any Optionee any right to continued employment by the Fund, its subsidiaries or Banyan Management Corp., nor shall they interfere in any way with the right of the Fund, its subsidiaries or Banyan Management Corp., to, subject to other agreements with the Optionee, terminate an Optionee's employment at any time.

      15. PLAN CONTROLLING. This Option Agreement is executed pursuant to the provisions of the Plan and is subject to all of the provisions of the Plan which shall be controlling.

      16. SUCCESSORS AND ASSIGNS. This Option Agreement shall inure to the benefit of and be binding upon each successor and assign of the Fund. All obligations imposed upon the Optionee or his Beneficiary and all rights granted to the Fund, hereunder or as stipulated in the Plan shall be binding upon the Optionee's or the Beneficiary's heirs, legal representatives, and successors.

      17. CHOICE OF LAWS. This Agreement shall be construed and enforced according to the internal laws of the State of Delaware.

      IN WITNESS WHEREOF, the Fund has caused this Agreement to be executed by its duly authorized officers, and the Optionee has hereunto set his hand and seal, as of the day and year first above written.

                                    BANYAN STRATEGIC LAND FUND II

                                    By:
                                         ------------------------------

                                    Its:
                                         ------------------------------

                                         ------------------------------
                                         (Optionee)







                                Schedule A

            Optionee                                 Number of Shares
            Leonard G. Levine                        60,000
            Neil D. Hansen                            7,500
            Robert G. Higgins                         7,500
            Joel Taglia                               7,500














                                EXHIBIT 21




               SUBSIDIARIES OF BANYAN STRATEGIC LAND FUND II




NAME OF SUBSIDIARY                  STATE OF ORGANIZATION

VSLFII Odlum Farm Corp.                   Illinois
VSLF II H Street Corp.                    Illinois
BSLFII Merger Corp.                       Illinois
BSLF II Rancho Malibu Corp.               Illinois
BSLT/BSLFII H Street Partnership          Illinois
BMC Hemet Corp.                           Illinois
BMC Weeds Corp.                           Illinois
BSLF II Banden Merger Corp.               Illinois
BSLF II Westholme - Florida Corp.         Illinois
BMIF/BSLFII Rancho Malibu
  Limited Partnership                     Illinois
BMC Banden Corp.                         California
BMC Rancho Malibu Corp.                  California
BMC Westholme Corp.                      California
Westholme Partners*                      California
BMC Anden Group Corp.                    California
BMC Northholme Corp.                     California
Northholme Partners*                     California
Eastholme Partners*                      California
BSLF II Westholme - California Corp.     California


      * California Limited Partnerships





                       BANYAN STRATEGIC LAND FUND II
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Pages


Report of Independent Auditors                                         F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995           F-3

Consolidated Statements of Income and Expenses
  For the Years Ended December 31, 1996, 1995 and 1994          F-4 to F-5

Consolidated Statements of Stockholders' Equity
  For the Years Ended December 31, 1996, 1995 and 1994                 F-6

Consolidated Statements of Cash Flows For the Years
  Ended December 31, 1996, 1995 and 1994                        F-7 to F-8

Notes to Consolidated Financial Statements                     F-9 to F-24




















All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.








                      REPORT OF INDEPENDENT AUDITORS


To the Stockholders of Banyan Strategic Land Fund II

     We have audited the accompanying consolidated balance sheets of Banyan Strategic Land Fund II as of December 31, 1996 and 1995, and the related consolidated statements of income and expenses, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Strategic Land Fund II at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.










                                              ERNST & YOUNG LLP


Chicago, Illinois
March 24, 1997






                                          BANYAN STRATEGIC LAND FUND II
                                           CONSOLIDATED BALANCE SHEETS
                                           DECEMBER 31, 1996 and 1995

                                                                               1996              1995
                                                                           -------------     ------------

ASSETS
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . .     $    145,335     $    549,309
Interest Receivable on Investments. . . . . . . . . . . . . . . . . . .             ---             3,754
Interest Receivable on Loans. . . . . . . . . . . . . . . . . . . . . .          118,821           59,470
Investment Securities . . . . . . . . . . . . . . . . . . . . . . . . .             ---           626,946
Loans Receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,035,000          785,000
Foreclosed Real Estate Held for
  Sale, Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,611,991       11,700,657
Investment in Real Estate Venture . . . . . . . . . . . . . . . . . . .        4,300,865        7,122,492
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          551,868          822,592
                                                                            ------------     ------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 16,763,880     $ 21,670,220
                                                                            ============     ============

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . .     $    266,903     $    630,500
Accrued Real Estate Taxes . . . . . . . . . . . . . . . . . . . . . . .           32,715            ---
                                                                            ------------     ------------

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          299,618          630,500
                                                                            ------------     ------------
Stockholders' Equity
Shares of Common
  Stock, $0.01 Par Value,
  50,000,000 Authorized,
  19,266,268 Shares Issued. . . . . . . . . . . . . . . . . . . . . . .      170,927,133      170,927,133
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . . . . .     (138,608,664)    (134,033,206)
Treasury Stock at Cost, 9,329,847 Shares. . . . . . . . . . . . . . . .      (15,854,207)     (15,854,207)
                                                                            ------------     ------------
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .       16,464,262       21,039,720
                                                                            ------------     ------------
Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . .     $ 16,763,880     $ 21,670,220
                                                                            ============     ============
Book Value Per Share of Common Stock
  (9,936,421 Shares Outstanding)  . . . . . . . . . . . . . . . . . . .     $       1.66     $       2.12
                                                                            ============     ============

              The accompanying notes are an integral part of the consolidated financial statements.




                                          BANYAN STRATEGIC LAND FUND II
                                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                                              1996             1995              1994
                                                          ------------     ------------      ------------

INCOME
Income From Lending and Investing Activities:
  Interest on Loans . . . . . . . . . . . . . . . . . .    $    72,576     $     40,710      $     75,815
  Income on Investments . . . . . . . . . . . . . . . .          4,056          375,730            28,636
                                                          ------------     ------------      ------------
  Total Income From Lending and Investing Activities. .         76,632          416,440           104,451
                                                          ------------     ------------      ------------

EXPENSES
Expenses From Property Operating Activities:
  Interest on Advances From Affiliates. . . . . . . . .            ---           17,712           304,022
  (Gain) Loss on Disposition of Properties,
    Note Receivable and Foreclosed Real
    Estate Held for Sale, Net . . . . . . . . . . . . .        (68,190)          97,347           537,179
  Net Loss From Operations of Foreclosed
    Real Estate Held for Sale . . . . . . . . . . . . .        771,999        1,729,460         2,901,151
  Loss (Income) From Operations of Real
    Estate Venture. . . . . . . . . . . . . . . . . . .      2,927,490          (33,488)        2,824,379
  Provision for Loss on Foreclosed Real
    Estate Held for Sale. . . . . . . . . . . . . . . .           ---         4,200,000        20,899,566
                                                          ------------     ------------      ------------
  Total Expenses From Property Operating Activities . .      3,631,299        6,011,031        27,466,297
                                                          ------------     ------------      ------------
Other Expenses:
  Stockholder Expenses. . . . . . . . . . . . . . . . .         96,830          231,700           196,728
  Directors' Fees, Expenses and Insurance . . . . . . .        197,081          373,968           507,313
  Other Professional Fees . . . . . . . . . . . . . . .        150,216          244,328           843,038
  General and Administrative. . . . . . . . . . . . . .        579,139          877,309           830,890
  (Recovery of) Provision for Losses on Loans,
    Notes, Interest Receivable and Class
    Action Settlement Costs and Expenses. . . . . . . .         (2,475)         (23,727)           17,769
                                                           -----------     ------------      ------------
  Total Other Expenses. . . . . . . . . . . . . . . . .      1,020,791        1,703,578         2,395,738
                                                           -----------     ------------      ------------




                                          BANYAN STRATEGIC LAND FUND II
                           CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES - CONTINUED



                                                              1996             1995              1994
                                                          ------------     ------------      ------------

Total Expenses. . . . . . . . . . . . . . . . . . . . .      4,652,090        7,714,609        29,862,035
                                                          ------------     ------------      ------------
Net Loss. . . . . . . . . . . . . . . . . . . . . . . .   $ (4,575,458)    $ (7,298,169)     $(29,757,584)
                                                          ============     ============      ============
Net Loss Per Share of Common Stock (Based on
  the Weighted Average Number Shares Outstand-
  ing of 9,936,421, 13,946,474 and 19,257,962,
  Respectively) . . . . . . . . . . . . . . . . . . . .   $       (.46)    $      (0.52)     $      (1.55)
                                                          ============    =============      ============































              The accompanying notes are an integral part of the consolidated financial statements.




                                          BANYAN STRATEGIC LAND FUND II
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


                                        Common Stock
                                 --------------------------     Accumulated       Treasury
                                  Shares           Amount         Deficit           Stock           Total
                               -----------     ------------    ------------      -----------    ------------
Stockholders' Equity,
 December 31, 1993. . . .       19,266,268     $170,927,133    $(96,977,453)    $    (27,637)   $ 73,922,043

Award Shares Issued . . .           17,428           19,606            ---            ---             19,606

Net Loss. . . . . . . . .            ---              ---       (29,757,584)          ---        (29,757,584)
                               -----------     ------------    ------------     ------------    ------------
Stockholders' Equity,
 December 31, 1994. . . .       19,283,696      170,946,739    (126,735,037)         (27,637)     44,184,065
 . . . . . . . . . . . . .
Elimination of Award
 Shares Issued. . . . . .         (17,428)         (19,606)           ---              ---           (19,606)

Acquisition of
 9,309,747 Shares of
 Treasury Stock, at
 Cost . . . . . . . . . .            ---              ---             ---        (15,826,570)    (15,826,570)

Net Loss. . . . . . . . .            ---              ---        (7,298,169)           ---        (7,298,169)
                               -----------     ------------    ------------     ------------   -------------
Stockholders' Equity,
 December 31, 1995. . . .       19,266,268      170,927,133    (134,033,206)     (15,854,207)     21,039,720

Net Loss  . . . . . . . .                                        (4,575,458)                      (4,575,458)
                              ------------     ------------    ------------     ------------    ------------
 Stockholders' Equity,
  December 31, 1996 . . .       19,266,268     $170,927,133   $(138,608,664)    $(15,854,207)   $ 16,464,262
                              ============     ============   =============     ============    ============








              The accompanying notes are an integral part of the consolidated financial statements.




                                          BANYAN STRATEGIC LAND FUND II
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                                              1996             1995              1994
                                                          ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . .   $ (4,575,458)    $ (7,298,169)    $ (29,757,584)
Adjustments to Reconcile Net Loss
  to Net Cash (Used In) Provided
  By Operating Activities:
  (Recovery of) Provision for Losses
    on Loans, Notes, Interest
    Receivable and Class Action
    Settlement Costs and Expenses . . . . . . . . . . .         (2,475)         (23,727)          260,372
  Provision for Loss on Foreclosed Real
    Estate Held for Sale. . . . . . . . . . . . . . . .           ---         4,200,000        20,899,566
  (Gain) Loss from Disposition of
    Properties, Note Receivable and
    Foreclosed Real Estate Held for Sale,
    Net . . . . . . . . . . . . . . . . . . . . . . . .        (68,190)          97,347           537,179
  Net Loss (Income) From Operations of
    Real Estate Venture . . . . . . . . . . . . . . . .      2,927,490          (33,488)        2,824,379
Net Change In:
  Interest Receivable on Investments. . . . . . . . . .          3,754           (3,754)           49,896
  Interest Receivable on Loans. . . . . . . . . . . . .        (59,351)         (30,856)          (69,807)
  Other Assets. . . . . . . . . . . . . . . . . . . . .        270,724         (577,166)          (64,528)
  Accounts Payable and Accrued Expenses . . . . . . . .       (363,597)      (1,119,571)          260,501
  Accrued Real Estate Taxes . . . . . . . . . . . . . .         32,715         (170,769)          158,809
  Due to Affiliates . . . . . . . . . . . . . . . . . .           ---             ---             (20,841)
                                                          ------------     ------------      ------------
Net Cash Used In Operating Activities . . . . . . . . .     (1,834,388)      (4,960,153)       (4,922,058)
                                                          ------------     ------------      ------------





                                          BANYAN STRATEGIC LAND FUND II
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                              1996             1995              1994
                                                          ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Investment Securities . . . . . . . . . .           ---        (2,134,482)            ---
  Proceeds from Sale of Investment Securities . . . . .        310,007          778,331             ---
  Principal Payments on Investment Securities . . . . .        316,939          728,925             ---
  Recovery of (Provision For) Losses on Loans,
    Notes, Interest Receivable and Class
    Action Settlement Costs and Expenses. . . . . . . .          2,475           23,727            17,098
  Collection of (Investment In) Loans
    Receivable, Net . . . . . . . . . . . . . . . . . .        248,000           16,000          (134,426)
  Investments in Real Estate Venture. . . . . . . . . .       (105,863)           4,054          (222,473)
  Proceeds from the Sale of Foreclosed
    Real Estate Held for Sale . . . . . . . . . . . . .        658,856       22,479,900         2,172,611
  Proceeds from the Sale  of Note Receivable. . . . . .           ---             ---             200,000
  Forfeited Proceeds from Sales Contracts . . . . . . .           ---            58,086           121,977
  Cash Received Upon Loan Foreclosure . . . . . . . . .           ---             ---             900,000
  Payment of Liabilities Assumed at
    Foreclosure of Real Estate. . . . . . . . . . . . .           ---           (87,699)         (254,083)
  Investment in Foreclosed
    Real Estate Held for Sale . . . . . . . . . . . . .           ---           (90,947)         (229,495)
  (Payment To) Due to Affiliates. . . . . . . . . . . .           ---          (730,229)          627,267
                                                          ------------     ------------      ------------
Net Cash Provided By Investing Activities . . . . . . .      1,430,414       21,045,666         3,198,476
                                                          ------------     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Acquisition of Treasury Stock . . . . . . . . . . . .           ---       (15,826,570)            ---
                                                          ------------     ------------      ------------
Cash Used in Financing Activities . . . . . . . . . . .           ---       (15,826,570)            ---
                                                          ------------     ------------      ------------
Net (Decrease) Increase in Cash
  and Cash Equivalents. . . . . . . . . . . . . . . . .       (403,974)         258,943        (1,723,582)
Cash and Cash Equivalents
  at Beginning of Year. . . . . . . . . . . . . . . . .        549,309          290,366         2,013,948
                                                          ------------     ------------      ------------
Cash and Cash Equivalents
  at End of Year. . . . . . . . . . . . . . . . . . . .   $    145,335     $    549,309      $    290,366
                                                          ============     ============      ============

              The accompanying notes are an integral part of the consolidated financial statements.




                       BANYAN STRATEGIC LAND FUND II
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   BASIS OF PRESENTATION

     Banyan Strategic Land Fund II (the "Fund") was organized as a corporation under the laws of the State of Delaware, pursuant to the Certificate of Incorporation filed April 14, 1987.

     The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries and consolidated ventures which hold title to the Fund's properties. In April 1996, the Fund acquired 100% of the outstanding shares of BMC Banden Corp. The assets and liabilities of this wholly-owned subsidiary have not been consolidated as they have been accorded no value. All intercompany balances and transactions have been eliminated in consolidation. The Fund's 47% interest in the H Street Assemblage is accounted for on the equity method as an investment in real estate joint venture.

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

     D.   LOANS RECEIVABLE

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan ("FAS 114/118"). The adoption of FAS 114/118 by the Fund effective January 1, 1995 did not have any impact on the carrying value of the Fund's loans in the financial statements as of December 31, 1996 or 1995.

     E.   FORECLOSED REAL ESTATE HELD FOR SALE

     Foreclosed real estate held for sale is recorded at the lesser of the mortgage loan balance plus costs incurred on behalf of the borrower or the estimated fair market value at the date of foreclosure.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," under which the Fund would be required to recognize impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount. The Fund adopted Statement No. 121 in the fourth quarter effective January 1, 1995 with no effect on the accompanying financial statements.




                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     F.   INCOME TAXES

     On March 20, 1996, the Fund notified the Internal Revenue Service of its intent to revoke its tax election to be treated as a real estate investment trust ("REIT") under section 856(c) (1) of the Internal Revenue Code of 1986, as amended, in order to avoid the adverse tax effects associated with the potential disposition or development of its various real estate assets consisting of undeveloped land for which a REIT structure is not intended. Pursuant to the revocation of tax election 856(c) (1), effective January 1, 1996, the Fund is taxable as a "C" corporation and therefore is no longer required to meet certain pre-determined distribution, asset and income requirements. Previously, the Fund had elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code for the years ended December 31, 1995, 1994 and 1993.

In order to qualify, the Fund was required to distribute at least 95% of its taxable income to stockholders and meet certain asset and income tests
as well as other requirements.   However, if these requirements had not
been met as of December 31, 1995, loss of REIT status would not have significantly affected the Fund's tax position.

     Beginning in 1996, income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

     G.   CASH EQUIVALENTS

     The Fund considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

     H.   VALUATION OF STOCK OPTIONS

     The Fund's Stock Options awarded pursuant to its 1994 Directors and Executive Option Plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees."

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


2.   INVESTMENT SECURITIES

     The Fund did not hold any investment securities at December 31, 1996. The Fund's investment securities portfolio at December 31, 1995 was as follows:





                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                     Amortized Cost
                                     Net of Principal
Name of Each Issue and              Paydowns Received
Name of Each Issuer                 Dec. 31, 1995 (2)
----------------------             ------------------

Federal Home Loan
Mortgage Corp., 6.0%,
7/05/95-6/25/2014 (1) . . . . . . . .      $  369,502

Collateralized
Mortgage Security
Corp., 9.0%,
7/05/95-6/25/2007 . . . . . . . . . .         257,444
                                           ----------
                                           $  626,946
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



3.  LOANS RECEIVABLE

The Fund's loan portfolio at December 31, 1996 consists of the following loans:

Borrowing Partnership/
  Property Pledged as
  Collateral/Interest                            Carrying      Interest
  Rate/Maturity Date             Face Amount      Amount       Receivable
----------------------          ------------    ----------     ----------

Northholme Partners . . . . . .   $  560,000   $  560,000      $  114,599
  Development Agreement
  on Whittaker Parcel (a)
  Interest Rate: 11%
  Maturity Date: 7/31/97

Hemet IV. . . . . . . . . . . .      500,000      225,000            ---
  Land Parcel
  Interest Rate:  10%
  Maturity Date:  (b)

Lindfield Tract A . . . . . . .      250,000      250,000           4,222
  Land Parcel (c)
  Interest Rate:  8%
  Maturity Date: 10/15/97
                                  ----------    ----------     ----------
Total Investment in
  Loans Receivable. . . . . . .   $1,310,000    $1,035,000     $  118,821
                                  ==========    ==========     ==========




                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


--------------------

(a) Northholme Partners ("Northholme"), of which the Fund holds an 80% limited partnership interest, was created by the Fund and a partner of The Anden Group on August 31, 1992. On September 2, 1992, the Fund and Northholme entered into a loan agreement whereby the Fund committed to lend Northholme $700,000. The maturity date of the Northholme loan has been subsequently extended to July 31, 1997. The loan pertains to a 1,000-acre land parcel located north of Los Angeles, California (the "Whittaker Property"). The partner associated with the Anden Group, Eugene S. Rosenfeld, owns a 20% participation in the loan. The loan originally required monthly payments of interest only with the principal plus accrued interest due at maturity. As a result of Northholme's inability to generate current cash proceeds sufficient to meet the monthly interest payments, the Fund agreed to modify the terms of loan on July 31, 1994. Pursuant to the July 31, 1994 modification, payment of interest on the loan is to be deferred until the earlier of the loan's maturity date or upon receipt of cash proceeds from the sale or refinancing of the Whittaker Property. As a result of the loan modification, the Northholme loan has also been placed on nonaccrual status effective January 1, 1995. As of December 31, 1996, the Fund has advanced $491,625 as additional partnership advances to the Northholme Partnership for costs associated with the completion of the zoning and entitlement work for the Whittaker Property per the Partnership Agreement which advance earns interest at a rate of 12%. The Northholme Partnership Agreement provides for the Fund's partnership advances to be repaid prior to the repayment of the Fund's mortgage loans. For financial reporting purposes, these advances are recorded in other assets on the Fund's Balance Sheet. Based on the Fund's valuation estimates of the underlying collateral it has determined that the loan and all subsequent advances plus accrued interest are deemed collectible as of December 31, 1996.

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

(c) The Lindfield Tract A property is a land parcel which consists of 13 acres and is zoned tourist-commercial within a multi-use planned
unit development, located in Kissimmee (near Orlando), Florida.   On
October 15, 1996, the Fund sold its interest in the Lindfield Tract A property to an unaffiliated third party for a sales price of $700,000. Pursuant to the sale, the Fund received cash proceeds of $372,000, net of prorations and closing costs of approximately $78,000, and a $250,000 secured purchase money mortgage note (the "Note"). The Note bears interest at a fixed rate of 8% per annum, and requires quarterly payments of interest. Final payment of accrued interest and outstanding principal balance of the Note is due and payable upon its maturity of October 15, 1997.





                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                    1996          1995           1994
                                -----------   -----------    -----------

Reconciliation of
 Loans Receivable:
  Balance at Beginning
    of Year . . . . . . . . . . $   785,000   $   801,000     $  956,563
  Additions During Year:
    New Loans . . . . . . . . .     498,000         ---          675,426
    Capitalized Interest
      on Loans. . . . . . . . .        ---          ---           33,533
    Amortization of
      Loan Fees . . . . . . . .        ---          ---            2,227
                                 ----------    ----------     ----------
                                    498,000         ---          711,186
                                 ----------    ----------     ----------
  Deductions During Year:
    Provision For Loan Losses .        ---          ---         (275,000)
    Principal Collections
      on Loans. . . . . . . . .    (248,000)      (16,000)       (41,000)
    Loans Written-Off,
      Foreclosed or Loans
      in Substantive
      Foreclosure . . . . . . .        ---          ---         (550,749)
                                -----------   -----------    -----------
                                   (248,000)      (16,000)      (866,749)
                                -----------   -----------    -----------
  Balance at End of Year. . . . $ 1,035,000   $   785,000    $   801,000
                                ===========   ===========    ===========

4.   FORECLOSED REAL ESTATE HELD FOR SALE

     LINDFIELD TRACT D

     The Lindfield Tract D property consists of an 8.5-acre parcel of land zoned for commercial use within a multi-use planned unit development, located in Kissimmee, Florida. As of December 31, 1996, the Fund's current carrying value for this property is $650,000. On December 20, 1996, the Fund entered into an agreement to sell the Lindfield Tract D property to an unaffiliated third party for a purchase price of $675,000. The closing is scheduled to take place no later than June 30, 1997.

     RANCHO MALIBU

     Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California. On July 1, 1992, a joint venture (the "Venture") between the Fund and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) ("Legend") acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Fund owns a 98.6% general partner interest in the Venture while Legend holds the remaining 1.4% interest as a limited partner. The Venture's results are consolidated in the accompanying financial statements.

     From the acquisition date, the Venture has engaged in zoning and entitlement activities which have been opposed by the City of Malibu and various citizen groups. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, both of which were ultimately resolved in favor of the Venture.





                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Concurrent with the aforementioned litigation, the Venture pursued entitlements before the Board of Supervisors for the County of Los Angeles.

In September 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On May 14, 1996, the Los Angeles County Board of Supervisors approved a compromise project to create forty-six single family lots. These approvals are specified in Los Angeles County CUP No. 91-315(3), Oak Tree Permit No. 91-315(3) and Tentative Tract No. 46277 (revised), approved May 14, 1996. On June 17, 1996, a neighboring homeowners association filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The Fund, Legend and the Venture are named as real parties in interest.

     The La Chusa Litigation was tried before a Court on January 27, 1997. On February 5, 1997, the Court issued its ruling, granting the Petitioner's Writ and remanding the matter to the County Board of Supervisors for further action on three separate grounds: (i) the Supervisors' analysis and findings relating to the consistency of the Projects' cul de sacs and streets with certain County of Los Angeles Code provisions restricting the length of cul de sacs to 1,000 feet were deemed inadequate; (2) a proposed deed restriction requiring the Venture to "diligently seek" approval for a second living unit on five of the forty-six lots was held to be too abstract to comply with the low income housing requirement of state law and
(3) the court found that the county acted improperly when it approved the Project in January of 1996 and later approved a Supplemental Environmental Impact Report ("SEIR") in May of 1996.

     The Court's order specifically rejected challenges to the entitlements predicated on (i) the adequacy of the Supervisors' analysis of the environmental impacts of the Project under the SEIR, (ii) the consistency of the Project with the County General Plan; (iii) the approval of a sewage treatment plant and (iv) the density of the Project under the Hillside Management Ordinance.

     The Fund is currently considering its alternatives in view of the decision. The Court entered a final judgement in the La Chusa Litigation on March 25, 1997. The Fund is presently considering and may pursue any or all of the following alternatives: (i) move for new trial with the Court;
(ii) appeal the judgement; (iii) seek further action by the Supervisors to address three issues specified by the Court and to reinstate the entitlements set aside by the Court; and (iv) settlement of the La Chusa Litigation.

     In an earlier action, the Venture challenged the General Plan and the Environmental Impact Report associated with it adopted by the City of Malibu on Nov. 20, 1995 in a lawsuit entitled BMIF/BSLFII Rancho Malibu Limited Partnership v. City of Malibu, Los Angeles County Superior Court Case No. SS006374. On July 31, 1996, the Venture and the City of Malibu executed and delivered a settlement agreement which, among other things, resulted in a dismissal of the lawsuit challenging the city's General Plan and which precludes the city from challenging the Venture's entitlements before any public body (in the absence of a significant requested change). The city is also precluded by the settlement agreement from participating in the La Chusa Litigation.




                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During the year ended December 31, 1996 and 1995, the Venture expended approximately $705,000 and $1,604,000, respectively, on Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Fund, were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As a result of the decrease in number of units approved for residential development from fifty-one units to the agreed upon forty-six units as discussed above, the Fund recorded a $4,200,000 valuation allowance against the property during the quarter ended December 31, 1995. For the year ended December 31, 1994, the Fund incurred approximately $1,481,000 of costs related to entitlement
work and the litigation which were capitalized.   As of December 31, 1996,
the Fund's carrying balance for the property is $9,961,991.

5.     DISPOSITION OF FORECLOSED REAL ESTATE HELD FOR SALE AND
       LOANS RECEIVABLE

     The Lindfield Tract A property is a land parcel which consists of 13 acres and is zoned tourist-commercial within a multi-use planned unit
development, located in Kissimmee (near Orlando), Florida.   On October 15,
1996, the Fund sold its interest in the Lindfield Tract A property to an unaffiliated third party for a sales price of $700,000. Pursuant to the sale, the Fund received cash proceeds of approximately $387,000, net of prorations for closing costs of approximately $63,000, and a $250,000 secured purchase money mortgage note (the "Note"). The Fund will recognize a book gain on disposition of approximately $37,100. The Note bears interest at a fixed rate of 8% per annum, and requires quarterly payments of interest. Final payment of accrued interest and outstanding principal balance of the Note is due and payable upon its maturity date of October 15, 1997. The Fund had obtained ownership of the Lindfield Tract A property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans.

     Hemet Phase III is an approximately 19-acre land parcel zoned for the development of 75 single family home lots located in Hemet, California. On April 18, 1996, the Fund sold its interest in the Hemet Phase III property to an unaffiliated third party (the "Purchaser") for a sales price of $385,000. Pursuant to the sale, the Fund received cash proceeds of approximately $126,000, net of prorations for closing costs of approximately $11,000, and a $248,000 collateralized promissory note (the "Note"). The Fund recognized a gain on disposition of approximately $31,100. The Note bears interest at a fixed rate of 10% per annum, requires monthly payments of interest and matures on April 18, 1997. The Fund obtained ownership of the Hemet Phase III property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans. During the year ended December 31, 1996, the Fund received final principal and interest payments of $248,000 and $13,225, respectively, on the Note. The Fund has no further interest in the Hemet Phase III property.

     On February 15, 1996, the Fund sold the 11 remaining single family home lots of the total 14 single family home lots in the Lake Rogers development to an unaffiliated third party for approximately $165,000. After prorations for closing costs of approximately $19,000, the Fund received net proceeds of approximately $146,000 and recognized a loss of approximately $77,300 which was reflected in the consolidated statements of income and expenses for the year ended December 31, 1995. The Fund recognized no gain or loss on the sale of the Lake Rogers property for the year ended December 31, 1996. the Fund had obtained ownership of the Lake Rogers property pursuant to a deed in lieu of foreclosure settlement on its Westholme loans.





                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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





                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as reimbursement of expenses that the Venture incurred in anticipation of this transaction. The Venture received net sales proceeds of approximately $1,829,000 of which approximately $860,000 is the Fund's share. The Fund recognized no gain or loss on the sale. The Venture has obtained all required approvals from various government agencies for the modifications necessary to the existing approved design for the proposed building on the Venture's remaining property that had been necessitated by this sale.

     During the quarter ended December 31, 1996, the Venture recorded a valuation allowance in the amount of $6,000,000 as a result of the above mentioned sale with GSA and an agreement with an unaffiliated third party to purchase the H Street Assemblage. The Fund's share, $2,820,000, is included in the loss from operations of real estate venture in the Fund's 1996 Statement of Income and Expenses. The Venture's carrying value for the property after the write down is based on the anticipated cumulative sales proceeds pursuant to the sale and the agreement with an unaffiliated third party. Pursuant to the agreement, the Venture has agreed to sell the building and land remaining after the GSA sale for $9,000,000 subject to a due diligence period of 60 days for the buyer. The closing is scheduled to take place no later than July 25, 1997. The reduction in the book value of $6,000,000 reflects the carrying costs and closing costs the Venture anticipates to incur in order to complete the aforementioned transactions.

     Summary financial information for the H Street Assemblage as of December 31, 1996 and 1995 is as follows:

                                       1996          1995
                                   -----------   -----------

Investment Property, Net. . . . .  $ 9,981,527   $16,039,027
Other Assets. . . . . . . . . . .      251,403       255,923
Other Liabilities . . . . . . . .     (218,306)     (276,780)
Venture Partners', Equity . . . .   (5,713,759)   (8,895,678)
                                   -----------   -----------
  Fund's Equity . . . . . . . . .  $ 4,300,865   $ 7,122,492
                                   ===========   ===========

Total Revenues. . . . . . . . . .  $   529,931   $   469,337
                                   ===========   ===========

Net Income (Loss) . . . . . . . .  $(6,228,702)  $    71,252
                                   ===========   ===========






                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


7.   PROVISION FOR LOSS ON FORECLOSED REAL ESTATE HELD FOR SALE

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

     Of the $24,700,000 settlement, the Fund received approximately $21,500,000 in cash. The remaining $3,200,000 was used to pay approximately $1,500,000 in closing fees and prorations and to discharge the Fund's liability of approximately $1,700,000 due THSP for advances made to the Fund pursuant to the JDA. The Fund also reduced the Key Biscayne carrying value at December 31, 1994 for legal and other costs of approximately $775,000 which were anticipated related to the settlement. For the year ended
December 31, 1995, the Fund expended approximately $527,000 of the total $775,000 anticipated costs. The remaining costs of approximately $248,000 were expended during the first quarter of 1996. As a result of the settlement, the Fund recorded a loss provision of approximately $19,700,000 as of December 31, 1994 which represented the difference between the net book value of the Fund's investment in the Key Biscayne project less the settlement amount as reduced by closing fees and prorations.

     RANCHO MALIBU

     Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California. On July 1, 1992, a joint venture (the "Venture") between the Fund and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) ("Legend") acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Fund owns a 98.6% general partner interest in the Venture while Legend holds the remaining 1.4% interest as a limited partner. As a result of the decrease in number of units approved for residential development from fifty-one units to the agreed upon forty-six units, the Fund recorded a $4,200,000 valuation allowance against the property during the quarter ended December 31, 1995. See Note 4 for further details.





                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.   RECOVERY OF LOSSES ON LOANS, NOTES, INTEREST RECEIVABLE
     AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

     The Fund has received cash of $2,475, $23,727 and $17,098 during 1996, 1995 and 1994 respectively, related to its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Fund) of VMS Realty Partners and its affiliates. The Fund has recorded $2,475, $23,727 and $14,628, respectively, of these amounts as recovery of losses on mortgage loans, notes and interest receivable in its consolidated statement of income and expenses. The recovery for 1994 was partially offset by the Fund's recognition of a loss on loans receivable of $275,000.

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

9.   TRANSACTIONS WITH AFFILIATES

     Administrative costs, primarily salaries and general and administrative expenses, are incurred on the Fund's behalf by Banyan Management Corp. ("BMC") and are reimbursed at cost by the Fund. These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to total BMC personnel hours. The Fund's allocable share of costs for the years ended December 31, 1996, 1995 and 1994 aggregated $269,508, $557,899 and $593,964, respectively.
As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. At December 31, 1996, the Fund had a net payable due to BMC of $2,180. The net payable is included in accounts payable and accrued expenses in the Fund's Consolidated Balance Sheet. At December 31, 1995, the Fund had a net receivable due from
BMC of $261,566.   The net receivable is included in other assets on
the Fund's Consolidated Balance Sheet.

10.  ELIMINATION OF AWARD SHARES OUTSTANDING AND
     WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

     On April 29, 1994, the Fund issued 17,428 shares of its common stock to Leonard G. Levine, its President. Pursuant to Mr. Levine's amended employment agreement, all incentive amounts earned subsequent to January 1, 1993 are to be paid 80% in cash on or before March 15 of the year following the period for which the incentive is earned and 20% in shares ("Award Shares") of the Fund. On March 1, 1996 and March 24, 1995, Mr. Levine was paid $217,135 and $27,612, representing 80% of his 1995 and 1994 incentive, respectively. The 43,083 and 6,136 Award Shares valued at $1.26 and $1.125 per share, respectively, or $54,284, and $6,903 for 1995 and 1994, respectively, represent 20% of Mr. Levine's incentive and will be held by the Fund,




                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Fund without just cause; or (iii) the permanent disability or death of Mr. Levine. The "Award Shares" were issued at a price equal to the average closing price of the Fund's shares for the five business days ended prior to December 31 of the respective year. At a meeting of the Fund's Board of Directors on April 28, 1995, the Board of Directors amended Mr. Levine's employment agreement with respect to the issuance of Award Shares and the previously issued shares were returned to the Fund and cancelled. Mr. Levine will no longer receive actual shares of the Fund's Common Stock as Award Shares. Under Mr. Levine's amended employment agreement, an "Award Share" has been redefined to mean the right to receive a cash bonus equal to: (i) the value of one share of Common Stock of the Fund; and (ii) any distributions of the Fund with respect to a share of Common Stock between the Grant Date and the Settlement Date. The value of an Award Share on a Grant Date and on a Settlement Date will be the average closing price of the Fund's shares of Common Stock for the five business days ended at the Grant Date or the Settlement Date, as the case may be. Mr. Levine will continue to receive twenty percent (20%) of his Incentive Compensation in Award Shares. At the time upon which Mr. Levine determines to dispose of Award Shares, Mr. Levine will notify the Company of the number of Award Shares he wishes to tender and he will receive from the Company a cash bonus equal to the value of the Award Shares tendered to the Company. The cash bonus from the Award Shares attributable to distributions will be paid currently for all distributions declared for stockholders of record between the Grant Date and the Settlement Date. Shares of Common Stock previously issued as Award Shares were converted into cash bonus shares as described above on April 28, 1995, as provided for in the amended employment agreement. The 17,428 shares as previously issued on April 29, 1994 have been excluded effective April 28, 1995 when calculating Net Income Per Share of Common Stock Based on Weighted Average Number of Shares Outstanding. See Note 12, Tender Offer, for further details impacting the Fund's weighted average number of shares outstanding. The Award Shares will continue to be subject to the existing vesting provisions. The amendment is intended to preserve the original intent of the Award Shares which was to further align the interests of Mr. Levine with those of the Fund's stockholders. All Award Shares shall be forfeited by Mr. Levine if he fails to be employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause.


11.  STOCK OPTION PLAN

     On June 30, 1994, the stockholders approved and adopted the 1994 Executive and Directors Stock Option Plan (the "Plan"). The Plan granted the Board of Directors the authority to issue up to 1,000,000 shares of the Fund's common stock for stock option awards ("Options"). The Plan consists of an Executive Option Grant Program and a Director Option Grant Program. Under the Director Option Grant Program, each of the Directors, in consideration of their length of service on the board received an option to acquire 50,000 shares.
The exercise price of the options initially granted to the Board of Directors under the Director Option Grant Program was $1.125.





                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Board administers the Executive Option Grant Program and has the authority to determine, among other things, the individuals to be granted Executive Options, the exercise price at which shares may be acquired, the number of shares subject to each option and the exercise period of each option. No Director is eligible to receive options under the Executive Option Grant Program. On April 16, 1996, July 11, 1995 and January 18, 1994 the Board granted, subject to approval of the Plan by the stockholders, initial options totalling 90,000, 90,000 and 90,000, respectively, to management under the program, at a price of $1.25, $1.50 and $1.125 per share, respectively, (the closing price on the day of the grant of options).

Pursuant to the terms of the grants, options for all shares granted under the Executive Option Grant Program will be exercisable and vested in installments as follows: (i) 33.3% of the number of shares commencing on the first anniversary of the date of grant; (ii) an additional 33.3% of the shares commencing on the second anniversary of the date of the grant; and (iii) an additional 33.4% of shares commencing on the third anniversary of the date of grant. Options for all shares as granted under the Director Option Grant Program shall be exercisable in installments as follows: (i) 50% of the number of shares commencing on the first anniversary of the date of grant; and (ii) 50% of the number of shares commencing on the second anniversary of the date of the grant. The Board is granted discretion to determine the term of each Option granted under the Executive Option Grant Program, but in no event will the term exceed ten years and one day from the date of the grant. At December 31, 1996, 398,500 options for shares were outstanding of which 228,167 were exercisable. None of the granted options have been exercised.

     The Fund has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its Options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Fund's Options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Fund had accounted for its Options under the fair value method of that Statement. The fair value for the Options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively; risk free interest rates of 6.48% and 6.09%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Fund's common stock of .457 and .555; and a weighted-average expected life of the options of three years. Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.





                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of Options.

     The effects on 1996 and 1995 pro forma net income and pro forma earnings per common share and common share equivalent of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The pro forma effect of applying SFAS No. 123's fair value method to the Fund's stock-based awards results in net income and earnings per share that are not materially different from amounts reported.

     A summary of the Fund's stock option activity, and related information for the years ended December 31, 1996, 1995 and 1994 follows:
                                                        Weighted Average
                                      Shares Subject    Exercise Price
                                        to Option          Per Share
                                      --------------    ---------------

Balance at January 1, 1994. . . .          --                    --

  Options granted . . . . . . . .        255,000               $1.125
                                        --------               ------
Balance at December 31, 1994. . .        255,000                1.125

  Options granted . . . . . . . .         90,000                1.500
  Options canceled. . . . . . . .        (20,000)               1.125
                                        --------               ------
Balance at December 31, 1995. . .        325,000                1.229

  Options granted . . . . . . . .         90,000                1.250
  Options canceled. . . . . . . .        (16,500)               1.295
                                        --------               ------
Balance at December 31, 1996. . .        398,500               $1.231
                                        ========               ======





                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     At December 31, 1996, 1995 and 1994, Options on 228,167,
100,333, and 0 shares, respectively, were exercisable and Options on 745,000, 675,000 and 601,500 shares, respectively, were available for future grant. Exercise prices for Options outstanding at December 31, 1996 ranged from $1.125 to $1.50 per share. The remaining weighted-average contractual life of these Options was 7.8 years.


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


13.  INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at December 31, 1996, are as follows:

Deferred tax assets:
  Loans receivable. . . . . . . . . . . . . . . .$   110,550
  Mortgage loans in substantive foreclosure . . . 14,463,920 Foreclosed real estate held for sale, net . . . 4,163,988
  Investment in partnership . . . . . . . . . . .  5,474,528
  Investment in real estate venture . . . . . . .  2,331,465
  Net operating loss carry forwards . . . . . . . 26,167,386
                                                ------------
  Sub-total . . . . . . . . . . . . . . . . . . . 52,711,837
  Less valuation allowance for
    deferred tax assets . . . . . . . . . . . . .(37,205,801)
                                                ------------
  Total deferred tax assets . . . . . . . . . . . 15,506,036
  Deferred tax liabilities:
    Note payable. . . . . . . . . . . . . . . . .(15,506,036)
                                                ------------
  Net deferred tax assets . . . . . . . . . . . .$      --
                                                ============

     As of December 31, 1996, the Fund had net operating loss carry forwards of approximately $40,039,000 which expire as follows:
$18,817,000 in 2005; $11,647,000 in 2006; $281,000 in 2007;
$2,981,000 in 2008; $4,086,000 in 2009; $1,197,000 in 2010; and
$1,030,000 in 2011.

     As of December 31, 1996, a consolidated subsidiary of the Fund had net operating loss carry forwards of approximately $25,054,000 which expire as follows: $19,294,000 in 2007; $5,453,000 in 2008;
$84,000 in 2009; $113,000 in 2010; and $110,000 in 2011.




                       BANYAN STRATEGIC LAND FUND II
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


14.  LITIGATION

     On June 16, 1994, Coastal Group, Inc. brought an action against Westholme Partners, (an entity in which the Fund has a limited partnership interest), Bank of America (f/k/a Continental Bank, N.A.) ("CINB"), BMC Westholme Corp., (a wholly owned subsidiary of the Fund); the Anden Group ("Anden"), William A. Brandt, Jr. and Kent Kneblekamp in the New Jersey Superior Court, Middlesex County. The case was subsequently removed to the United States District Court for the District of New Jersey and assigned case # 94-3010. The case involves a real estate development project located in New Jersey known as "Winding River."

     BMC Westholme Corp. was served with Summons and Complaint in June of 1994, but was not actively involved in the various motions and other procedural matters which extended for approximately thirty months. On February 10, 1997, BMC Westholme Corp. filed its Answer and began to take a more active role in the case.

     The plaintiff's complaint has been substantially reduced by favorable rulings, entered October 3, 1996, on various motions to dismiss whereby ten of plaintiff's sixteen counts were dismissed and another count was limited in scope. The complaint now alleges breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, fraudulent transfer and also seeks relief under a theory of promissory estoppel and requests the creation of a constructive trust for the benefit of plaintiff.

     The case arises from a failed development and a subsequent foreclosure filed by defendant CINB. The plaintiff contends, among other things, that CINB and BMC Westholme conspired with Anden to deprive the plaintiff of its interest in the Winding River project, damaging plaintiff's reputation as a homebuilder and causing it to lose business opportunities. The amount in controversy exceeds $6 million, although the Fund believes that if there is any liability to the plaintiffs in this matter, it rests with defendants other than BMC Westholme Corp. The case is currently in the discovery phase, with a series of depositions scheduled in the first week of April, 1997.

     The ultimate outcome of this matter cannot be determined at this time, however, in the opinion of management of the Fund, the eventual outcome of this matter will not have a material adverse effect on the financial position of the Fund. The financial statements do not include any adjustments for liability, if any, arising from this matter.