Form 10QSB
period 1997-03-31
BANYAN STRATEGIC LAND FUND II
filed 1997-05-14
CIK 812914

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB


[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1997


                                    OR


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from             to            .


                      Commission File Number 0-16886

                       Banyan Strategic Land Fund II
              (Name of Small Business Issuer in its charter)


                Delaware                                    36-3465422
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)


150 South Wacker Drive, Chicago, Illinois                     60606
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code           (312) 553-9800



Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  YES

X .  NO    .



Shares of common stock outstanding as of May 14, 1997:  9,936,421.

Transitional Small Business Disclosure Format:  YES   .  NO X .

                                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          BANYAN STRATEGIC LAND FUND II
                                           CONSOLIDATED BALANCE SHEETS
                                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                                   (UNAUDITED)
                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   1997            1996
                                                                               -------------   ------------
ASSETS
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . .       $    666,428   $    145,335
Interest Receivable on  Loans . . . . . . . . . . . . . . . . . . . . . .            133,515        118,821
Loans Receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,035,000      1,035,000
Foreclosed Real Estate Held for Sale, Net . . . . . . . . . . . . . . . .         10,611,991     10,611,991
Investment in Real Estate Venture . . . . . . . . . . . . . . . . . . . .          3,543,268      4,300,865
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            605,157        551,868
                                                                                ------------   ------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 16,595,359   $ 16,763,880
                                                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . .       $    456,249   $    266,903
Accrued Real Estate Taxes . . . . . . . . . . . . . . . . . . . . . . . .             52,142         32,715
                                                                                ------------   ------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            508,391        299,618
                                                                                ------------   ------------
Stockholders' Equity
Shares of Common Stock, $0.01 Par Value,
  50,000,000 Authorized, 19,266,268 Shares
  Issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        170,927,133    170,927,133
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .       (138,985,958)  (138,608,664)
Treasury Stock at Cost, 9,329,847 Shares. . . . . . . . . . . . . . . . .        (15,854,207)   (15,854,207)
                                                                                ------------   ------------
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . .         16,086,968     16,464,262
                                                                                ------------   ------------
Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . . .       $ 16,595,359   $ 16,763,880
                                                                                ============   ============
Book Value Per Share of Common Stock (9,936,421
  Shares Outstanding) . . . . . . . . . . . . . . . . . . . . . . . . . .       $       1.62   $       1.66
                                                                                ============   ============



              The accompanying notes are an integral part of the consolidated financial statements.

                                          BANYAN STRATEGIC LAND FUND II
                                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                   (UNAUDITED)
                                                                                   1997            1996
                                                                               -------------   ------------

INCOME
Interest on Note and Loans Receivable . . . . . . . . . . . . . . . . . .          $  19,694      $  12,469
Income on Investments . . . . . . . . . . . . . . . . . . . . . . . . . .                444          1,481
                                                                                   ---------      ---------
Total Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,138         13,950
                                                                                   ---------      ---------
EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real
    Estate Held for Sale. . . . . . . . . . . . . . . . . . . . . . . . .            134,758        349,683
  Net (Income) Loss From Operations of
    Real Estate Venture . . . . . . . . . . . . . . . . . . . . . . . . .            (26,925)        33,971
                                                                                   ---------      ---------
  Total Expenses From Property Operating
    Activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            107,833        383,654
                                                                                   ---------      ---------
Other Expenses:
  Stockholder Expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             16,179         20,522
  Directors' Fees, Expenses and Insurance . . . . . . . . . . . . . . . .             54,580         51,269
  Other Professional Fees . . . . . . . . . . . . . . . . . . . . . . . .            104,794         45,561
  General and Administrative. . . . . . . . . . . . . . . . . . . . . . .            114,046        153,571
                                                                                   ---------      ---------
  Total Other Expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            289,599        270,923
                                                                                   ---------      ---------
Total Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              397,432        654,577
                                                                                   ---------      ---------
Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(377,294)     $(640,627)
                                                                                   =========      =========
Net Loss Per Share of Common Stock (Based on the
  Weighted Average Number of Shares Outstanding
  of 9,936,421) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   (0.04)     $   (0.06)
                                                                                   =========      =========






              The accompanying notes are an integral part of the consolidated financial statements.


                                          BANYAN STRATEGIC LAND FUND II
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                   (UNAUDITED)



                                       Common Stock
                               ----------------------------      Accumulated        Treasury
                                 Shares           Amount           Deficit           Stock           Total
                               -----------      -----------      -----------      -----------     -----------

Stockholders' Equity,
 December 31, 1996. . . .       19,266,268     $170,927,133    $(138,608,664)    $(15,854,207)    $16,464,262

Net Loss. . . . . . . . .            --               --            (377,294)           --           (377,294)
                               -----------     ------------    -------------     ------------     -----------

Stockholders' Equity,
 March 31, 1997 . . . . .       19,266,268     $170,927,133    $(138,985,958)    $(15,854,207)    $16,086,968
                               ===========     ============    =============     ============     ===========























              The accompanying notes are an integral part of the consolidated financial statements.

                                          BANYAN STRATEGIC LAND FUND II
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                   (UNAUDITED)

                                                                                     1997           1996
                                                                                  ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ (377,294)    $ (640,627)
Adjustments to Reconcile Net Loss to Net Cash Used
 In Operating Activities:
  Net (Income) Loss From Operations of Real Estate Venture. . . . . . . .            (26,925)        33,971
Net Change In:
  Interest Receivable on Investments. . . . . . . . . . . . . . . . . . .              --             3,754
  Interest Receivable on Loans Receivable . . . . . . . . . . . . . . . .            (14,694)       (12,470)
  Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (53,289)       (36,748)
  Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . .            189,346       (288,917)
  Accrued Real Estate Taxes . . . . . . . . . . . . . . . . . . . . . . .             19,427         33,228
                                                                                  ----------     ----------
Net Cash Used In Operating Activities . . . . . . . . . . . . . . . . . .           (263,429)      (907,809)
                                                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Investment Securities . . . . . . . . . . . . . .              --           310,007
  Principal Payments on Investment Securities . . . . . . . . . . . . . .              --           316,939
  Proceeds from the Sale of Investment in
    Real Estate Venture . . . . . . . . . . . . . . . . . . . . . . . . .            858,767          --
  Proceeds from the Sale of Foreclosed
    Real Estate Held for Sale . . . . . . . . . . . . . . . . . . . . . .              --           146,232
  Investments in Real Estate Venture. . . . . . . . . . . . . . . . . . .            (74,245)      (127,676)
                                                                                  ----------     ----------
Net Cash Provided By Investing Activities . . . . . . . . . . . . . . . .            784,522        645,502
                                                                                  ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents. . . . . . . . . . .            521,093       (262,307)

Cash and Cash Equivalents at Beginning of Period. . . . . . . . . . . . .            145,335        549,309
                                                                                  ----------     ----------
Cash and Cash Equivalents at End of Period. . . . . . . . . . . . . . . .         $  666,428     $  287,002
                                                                                  ==========     ==========






              The accompanying notes are an integral part of the consolidated financial statements.

                       BANYAN STRATEGIC LAND FUND II
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1997
                                (UNAUDITED)


     Readers of this quarterly report should refer to Banyan Strategic Land Fund II's (the "Fund's") audited consolidated financial statements for the year ended December 31, 1996, which are included in the Fund's 1996 Annual Report and Form 10-KSB for the year ended December 31, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

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

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Fund will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Fund has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

2.   FORECLOSED REAL ESTATE HELD FOR SALE

     LINDFIELD TRACT D

     The Lindfield Tract D property is an 8.5-acre parcel of land zoned for commercial use within a multi-use planned unit development, located in Kissimmee, Florida. As of March 31, 1997, the Fund's current carrying value for this property is $650,000. On December 20, 1996, the Fund entered into an agreement to sell the Lindfield Tract D property to an unaffiliated third party for a purchase price of $675,000. The closing is scheduled to take place no later than June 30, 1997.

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

In September 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On May 14, 1996, the Los Angeles County Board of Supervisors approved a compromise project (the "Project") to create forty-six single family lots. These approvals are specified in Los Angeles County CUP No. 91-315(3), Oak Tree Permit No. 91-315(3) and Tentative Tract No. 46277 (revised), approved May 14, 1996. On June 17, 1996, a neighboring homeowners association filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The Fund, Legend and the Venture are named as real parties in interest.

     The La Chusa Litigation was tried before a Court on January 27, 1997. On February 5, 1997, the Court issued its ruling, granting the Petitioner's Writ and remanding the matter to the County Board of Supervisors for further action on three separate grounds: (i) the Supervisors' analyses and findings relating to the consistency of the Projects' cul de sacs and streets within certain County of Los Angeles Code provisions restricting the length of cul de sacs to 1,000 feet were deemed inadequate; (2) a proposed deed restriction requiring the Venture to "diligently seek" approval for a second living unit on five of the forty-six lots was held to be too abstract to comply with the low income housing requirement of state law and (3) the Court found that the County acted improperly when it approved the Project in January of 1996 and later approved a Supplemental Environmental Impact Report ("SEIR") in May of 1996.

     The Court's order specifically rejected challenges to the Project's entitlements predicated on: (i) the adequacy of the Supervisors' analyses of the environmental impacts of the Project under the SEIR; (ii) the consistency of the Project with the County General Plan; (iii) the approval of a sewage treatment plant and (iv) the density of the Project under the Hillside Management Ordinance.

     The Court entered a final judgment in the La Chusa Litigation on March 25, 1997. The Venture filed a notice of appeal of this judgment on April 25, 1997 and also intends to seek further action by the Supervisors to address the three issues specified by the Court in order to reinstate the entitlements set aside by the Court.

     On April 29, 1997, counsel for La Chusa Highlands Property Owners Association, Inc. presented a petition for an award of attorney's fees in connection with the Court's judgment of March 25, 1997. The Court heard argument on the petition and on April 30, 1997 awarded the petitioner's counsel the sum of $126,711 in attorney's fees and related costs. An appeal of this order will be incorporated into the Fund's appeal of the March 25, 1997 judgment discussed above.

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

     During the three months ended March 31, 1997, the Venture expended approximately $134,000 on Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Fund, were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of March 31, 1997 and December 31, 1996, the Fund's carrying value of the property is $9,961,991.

3.   TRANSACTIONS WITH AFFILIATES

     Administrative costs, primarily salaries and general and administrative expenses, are incurred on the Fund's behalf by Banyan Management Corp. ("BMC") and are reimbursed at cost by the Fund. These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to total BMC personnel hours. The Fund's allocable share of costs for the three months ended March 31, 1997 and 1996 aggregated $52,218 and $91,101, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. At March 31, 1997, the Fund had a net receivable due from BMC of $37,194. The net receivable is included in other assets in the Fund's Consolidated Balance Sheet.

4.   DISPOSITION OF INVESTMENT IN REAL ESTATE VENTURE

     On October 22, 1990, the Fund acquired title to the property known as the H Street Assemblage located in Washington, D.C. pursuant to an agreement with Banyan Strategic Realty Trust ("BSRT"). On June 5, 1992, the Fund and BSRT formed a joint venture (the "Venture") to pursue its development rights. The Fund has a 47% interest in the Venture while BSRT owns the remaining 53%. This property consists of 36,100 square feet of undeveloped land in downtown Washington, D.C. plus an approximately 55,900 square foot office building. The entire property is zoned for office development.

     On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as a reimbursement of expenses that the Venture incurred in anticipation of this transaction.
The Venture received net sales proceeds of approximately $1,827,000 of which approximately $859,000 is the Fund's share. The Fund recognized no gain or loss on the sale. The Venture has obtained all approvals from various governmental agencies for the modifications necessary to the existing approved design for the proposed building on the Venture's remaining property that had been necessitated by this sale.

     On March 27, 1997, the Venture entered into a sales contract with an unaffiliated third party to sell the H Street Assemblage. Pursuant to the agreement, the Venture has agreed to sell the building and land remaining after the GSA sale for $9,000,000. The purchaser is currently engaging in due diligence which must be concluded by May 27, 1997. The closing is scheduled to take place no later than July 25, 1997.

5.   LITIGATION

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

     The case arises from a failed development and a subsequent foreclosure filed by defendant CINB. The plaintiff contends, among other things, that CINB and BMC Westholme conspired with Anden to deprive the plaintiff of its interest in the Winding River project, damaging plaintiff's reputation as a homebuilder and causing it to lose business opportunities. The amount in controversy exceeds $6 million, although the Fund believes that if there is any liability to the plaintiffs in this matter, it rests with defendants other than BMC Westholme Corp. The case remains in the discovery phase. Numerous depositions were taken during April of 1997 and a series of depositions is presently scheduled throughout May, 1997.

     The ultimate outcome of this matter cannot be determined at this time, however, in the opinion of management of the Fund, the eventual outcome of this matter will not have a material adverse effect on the financial position of the Fund. The financial statements do not include any adjustments for liability, if any, arising from this matter.

6.   SUBSEQUENT EVENT

     The Fund executed and delivered an Exchange Agreement dated as of April 30, 1997 (the "Agreement") among the Fund, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group ("EFG") and certain partnerships affiliated with EFG. Pursuant to the Agreement, the Fund issued to Equis 1,987,000 shares of the Fund's common stock at the price of $1.50 per share. In addition, Equis made a three-year loan (the "Loan") to the Fund in the amount of $4.4 million. These transactions are expected to provide capital to assist the Fund in a new growth-oriented business plan, which includes the development of the Fund's Rancho Malibu property.

     The Loan was initially disbursed into a segregated account, the proceeds of which will not be immediately available to the Fund. The interest rate on the Loan will be equal to the interest rate earned on the proceeds of the Loan so long as they remain in the segregated account. If the shareholder consent (discussed below) is obtained, the loan will be disbursed to the Fund, the interest rate will change to 10 percent per annum, the term will be fixed at three years and mandatory principal reductions will be required, if and to the extent net proceeds are received from the sale or refinancing of the Rancho Malibu property. If the consent is not obtained, the Loan will be accelerated and repaid by liquidating the segregated account.

     The Agreement further provides that the Fund will solicit its shareholders for proxies in connection with proposed changes in the Fund's Articles of Incorporation and By-laws. Among the changes requested will be: (i) the election of a new Board of Directors nominated by EFG for terms of up to three (3) years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of the Fund, EFG or any affiliate; (ii) an amendment extending the Fund's life to perpetual and changing its name; (iii) an amendment designed to restrict or deter, to the extent legally permissible, the acquisition of more than 4.9 percent of the common stock of the Fund by any person in such a manner as would cause such person to become a 5 percent shareholder within the meaning of Section 382 (g) of the Internal Revenue Code; and (iv) any other amendment reasonably requested by EFG. If the aforesaid consent of the shareholders is obtained by October 31, 1997, the Fund intends to declare a one-time cash distribution to its shareholders of $0.20 per share.

     In addition, the Agreement provides that the Administrative Services Agreement between the Fund and Banyan Management Corp, ("BMC") will be amended to provide, among other things, for the immediate payment to BMC of the termination fee required thereby in the amount of $251,823 and the transfer to BMC's designee of the Fund's ownership interest in BMC. The Agreement also provides for a new Administrative Services Agreement between the Fund and an affiliate of EFG.

     As a result of these transactions, Mr. Gary D. Engle, a principal of EFG, has been added to the Fund's Board of Directors and Mr. James A. Coyne, also a principal of EFG, has been named Chief Operating Officer of the Fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

     The Fund was originally established to invest primarily in short-term, junior, predevelopment and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Fund. As a result of these defaults, the Fund suspended the making of new loans, except for advances of additional funds under circumstances in which it is deemed necessary to preserve the value of existing collateral, including instances where the Fund has foreclosed upon or taken title, directly or indirectly, to the collateral. The Fund also suspended distributions to stockholders. In 1990, the Fund implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. On February 25, 1997, the Directors of the Fund authorized management to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value. The Fund executed and delivered an Exchange Agreement dated as of April 30, 1997 (the "Agreement") among the Fund, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group ("EFG") and certain partnerships affiliated with EFG. Pursuant to the Agreement, the Fund issued to Equis 1,987,000 shares of the Fund's common stock at the price of $1.50 per share. In addition, Equis made a three-year loan to the Fund in the amount of $4.4 million. These transactions are expected to provide capital to assist the Fund in a new growth-oriented business plan, which includes the development of the Fund's Rancho Malibu property.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Fund's ability to successfully dispose of its assets that are currently pending sale pursuant to the existing agreements and the Fund's ability to favorably resolve the litigations (discussed below). Actual results could differ materially from those projected in the forward-looking statements. The Fund undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

     The Fund currently holds an ownership interest in a 274-acre land parcel located in Southern California known as the Rancho Malibu property and an 8.5-acre parcel of land located in Kissimmee, Florida. In addition, the Fund owns a 47% partnership interest in the H Street Venture which holds title to an approximately 55,900 square foot office building and an adjacent land parcel containing 36,100 square feet located in Washington D.C. The Fund's current loan portfolio consists of the Northholme Partners, Hemet IV and Lindfield Tract A loans.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at March 31, 1997 and December 31, 1996 was $666,428 and $145,335, respectively. This increase in total cash and cash equivalents of $521,093 is a result of $784,522 cash generated through investing activities, offset against $263,429 cash used for operating activities.

     Cash Flow From Operating Activities: Net cash used in operating activities decreased by approximately $645,000 for the three months ended March 31, 1997 to approximately $263,000 from approximately $908,000 for the same period in 1996. This decrease is a result of a decrease in net operating loss due to a reduction in legal and entitlement costs relating to the Rancho Malibu property.

     Cash Flow From Investing Activities: For the three months ended March 31, 1997, net cash provided by investing activities was approximately $785,000 compared to approximately $646,000 for the same period in 1996. This increase of approximately $139,000 is due primarily to proceeds from the sale of investment in real estate venture of approximately $859,000 during the three months ended March 31, 1997 compared to approximately $146,000 of proceeds received from the disposition of Westholme assets during the same period in 1996. In addition, the 1996 amount reflects proceeds from sale of investment securities of approximately $310,000 and principal payments on investment securities of approximately $317,000.

     On March 20, 1997, the H Street Venture sold approximately 3,500 square feet of the H Street Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the H Street Venture $150,000 as a reimbursement of expenses that the H Street Venture incurred in anticipation of this transaction. The H Street Venture received net sales proceeds of approximately $1,827,000, of which approximately $859,000 is the Fund's share. The Fund recognized no gain or loss on this sale.
The H Street Venture has obtained all required approvals from various governmental agencies for the modifications necessary to the existing approved design for the proposed building on the H Street Venture's remaining property that had been necessitated by this sale.

     Cash Flow From Financing Activities: The Fund executed and delivered an Exchange Agreement dated as of April 30, 1997 (the "Agreement") among the Fund, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group ("EFG") and certain partnerships affiliated with EFG. Pursuant to the Agreement, the Fund issued to Equis 1,987,000 shares of the Fund's common stock at the price of $1.50 per share. In addition, Equis made a three-year loan to the Fund in the amount of $4.4 million. These transactions are expected to provide capital to assist the Fund in a new growth-oriented business plan, which includes the development of the Fund's Rancho Malibu property.

     The Loan was initially disbursed into a segregated account, the proceeds of which will not be immediately available to the Fund. The interest rate on the Loan will be equal to the interest rate earned on the proceeds of the Loan so long as they remain in the segregated account. If the shareholder consent (discussed below) is obtained, the loan will be disbursed to the Fund, the interest rate will change to 10 percent per annum, the term will be fixed at three years and mandatory principal reductions will be required, if and to the extent net proceeds are received from the sale or refinancing of the Rancho Malibu property. If the consent is not obtained, the Loan will be accelerated and repaid by liquidating the segregated account.

     The Agreement further provides that the Fund will solicit its shareholders for proxies in connection with proposed changes in the Fund's Articles of Incorporation and By-laws. Among the changes requested will be: (i) the election of a new Board of Directors nominated by EFG for terms of up to three (3) years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of the Fund, EFG or any affiliate; (ii) an amendment extending the Fund's life to perpetual and changing its name; (iii) an amendment designed to restrict or deter, to the extent legally permissible, the acquisition of more than 4.9 percent of the common stock of the Fund by any person in such a manner as would cause such person to become a 5 percent shareholder within the meaning of Section 382 (g) of the Internal Revenue Code; and (iv) any other amendment reasonably requested by EFG. If the aforesaid consent of the shareholders is obtained by October 31, 1997, the Fund intends to declare a one-time cash distribution to its shareholders of $0.20 per share.

     In addition, the Agreement provides that the Administrative Services Agreement between the Fund and Banyan Management Corp, ("BMC") will be amended to provide, among other things, for the immediate payment to BMC of the termination fee required thereby in the amount of $251,823 and the transfer to BMC's designee of the Fund's ownership interest in BMC. The Agreement also provides for a new Administrative Services Agreement between the Fund and an affiliate of EFG.

     As a result of these transactions, Mr. Gary D. Engle, a principal of EFG, has been added to the Fund's Board of Directors and Mr. James A. Coyne, also a principal of EFG, has been named Chief Operating Officer of the Fund.

     The Fund's future liquidity needs are dependent upon, among other things: (i) the Fund's ability to successfully dispose of its assets that are currently pending sale pursuant to the existing agreements; (ii) the Fund's ability to favorably resolve the La Chusa Litigation which impacts the Rancho Malibu property; and (iii) the Fund's ability to control its property level and Fund level operating expenses.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Fund will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Fund has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

     As of March 31, 1997 and December 31, 1996, the Fund's mortgage loan portfolio consisted of three loans, respectively, with a carrying value totaling $1,035,000. During the quarter ended March 31, 1997, the Fund received an interest payment of $5,000 on the Lindfield Tract A purchase money mortgage note. For the three months ended March 31, 1997 and 1996, the Fund accrued interest on these loans totalling approximately $18,900 and $12,500, respectively.

RESULTS OF OPERATIONS

     Total income for the three months ended March 31, 1997 increased to $20,138 from $13,950 for the three months ended March 31, 1996. This increase is due primarily to an increase in interest earned on loans attributable to an increase in loans receivable.

     Total expenses for the three months ended March 31, 1997 decreased to $397,432 from $654,577 for the three months ended March 31, 1996. This decrease of $257,145 for the three months ended March 31, 1997 when compared to the same period in 1996 is due primarily to a decrease of $275,821 in total expenses from property operating activities offset by an increase of $18,676 in total other expenses. The decrease in total property operating expenses is primarily due to a decrease in net loss from operations of foreclosed real estate held for sale. The decrease in the net loss from operations of foreclosed real estate held for sale is due to a reduction in legal and entitlement costs relating to the Rancho Malibu property subsequent to the approval of the project by the Los Angeles County Board of Supervisors as discussed below. Further contributing to the decrease in total expenses from property operating expenses is net income of $26,925 from operations of real estate venture relating to the Fund's interest in the H Street property for the three months ended March 31, 1997 as compared to a net loss from operations of real estate venture of $(33,971) for the same period in 1996. See discussion below for further details regarding the operating results of the H Street property. The increase in total other expenses is due primarily to an increase in other professional fees offset by a decrease in general and administrative expenses. Other professional fees increased due primarily to legal costs related to the Westholme litigation as discussed below and costs incurred to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value. The decrease in general and administrative expenses was due primarily to a decrease in expenses of Banyan Management Corp. ("BMC") which were allocated to the Fund based on the amount of hours spent by BMC personnel on Fund related matters.

     During the three months ended March 31, 1997 and 1996, the Fund recorded net income of $26,925 from the operations of a real estate venture as compared to a net loss of $(33,971), when compared to the same period in 1996. This net income (loss) includes the Fund's 47% interest in the H Street Venture. The H Street Venture owns an office building approximately 55,900 square feet of gross leasable area (the "Victor Building") and an adjacent land parcel consisting of 36,100 square feet (the "H Street
Assemblage") located in Washington, D.C.   On March 20, 1997, the H Street
Venture sold approximately 3,500 square feet of the H Street Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the H Street Venture $150,000 as a reimbursement of expenses that the H Street Venture incurred in anticipation of this transaction. The H Street Venture received net sales proceeds of approximately $1,827,000, of which approximately $859,000 is the Fund's share. The Fund recognized no gain or loss on this sale. The H Street Venture has obtained all required approvals from various governmental agencies for the modifications necessary to the existing approved design for the proposed building on the H Street Venture's remaining property that had been necessitated by this sale. On March 27, 1997, the H Street Venture entered into a sales contract with an unaffiliated third party to purchase the H Street Assemblage. Pursuant to the agreement, the H Street Venture has agreed to sell the building and land remaining after the GSA sale for $9,000,000 subject to a due diligence period of 60 days for the buyer. The closing is scheduled to take place no later than July 25, 1997.

     The above discussed changes resulted in a decrease in the net loss for the three months ended March 31, 1997 to $377,294 ($0.04 per share) from $640,627 ($0.06 per share) for the three months ended March 31, 1996.

     On a quarterly basis, management reviews the mortgage loans in the Fund's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including management's analyses of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Fund's portfolio. Management also reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. Management has determined that no reductions are necessary for the three months ended March 31, 1997.

     The Lindfield Tract D property is an 8.5-acre parcel of land zoned for commercial use within a multi-use planned unit development, located in Kissimmee, Florida. As of March 31, 1997, the Fund's current carrying value for this property is $650,000. On December 20, 1996, the Fund entered into an agreement to sell the Lindfield Tract D property to an unaffiliated third party for a purchase price of $675,000. The closing is scheduled to take place no later than June 30, 1997.

LITIGATION

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

In September 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On May 14, 1996, the Los Angeles County Board of Supervisors approved a compromise project (the "Project") to create forty-six single family lots. These approvals are specified in Los Angeles County CUP No. 91-315(3), Oak Tree Permit No. 91-315(3) and Tentative Tract No. 46277 (revised), approved May 14, 1996. On June 17, 1996, a neighboring homeowners association filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The Fund, Legend and the Venture are named as real parties in interest.

     The La Chusa Litigation was tried before a Court on January 27, 1997. On February 5, 1997, the Court issued its ruling, granting the Petitioner's Writ and remanding the matter to the County Board of Supervisors for further action on three separate grounds: (i) the Supervisors' analyses and findings relating to the consistency of the Projects' cul de sacs and streets within certain County of Los Angeles Code provisions restricting the length of cul de sacs to 1,000 feet were deemed inadequate; (2) a proposed deed restriction requiring the Venture to "diligently seek" approval for a second living unit on five of the forty-six lots was held to be too abstract to comply with the low income housing requirement of state law and (3) the Court found that the County acted improperly when it approved the Project in January of 1996 and later approved a Supplemental Environmental Impact Report ("SEIR") in May of 1996.

     The Court's order specifically rejected challenges to the entitlements predicated on: (i) the adequacy of the Supervisors' analyses of the environmental impacts of the Project under the SEIR; (ii) the consistency of the Project with the County General Plan; (iii) the approval of a sewage treatment plant and (iv) the density of the Project under the Hillside Management Ordinance.

     The Court entered a final judgment in the La Chusa Litigation on March 25, 1997. The Venture filed a notice of appeal of this judgment on April 25, 1997 and also intends to seek further action by the Supervisors to address the three issues specified by the Court in order to reinstate the entitlements set aside by the Court.

     On April 29, 1997, counsel for La Chusa Highlands Property Owners Association, Inc. presented a petition for an award of attorney's fees in connection with the Court's judgment of March 25, 1997. The Court heard argument on the petition and on April 30, 1997 awarded the petitioner's counsel the sum of $126,711 in attorney's fees and related costs. An appeal of this order will be incorporated into the Fund's appeal of the March 25, 1997 judgment discussed above.

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

     During the quarter ended March 31, 1997, the Venture expended approximately $134,000 on Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Fund, were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of March 31, 1997 and December 31, 1996, the Fund's carrying value of the property is $9,961,991.

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

     The case arises from a failed development and a subsequent foreclosure filed by defendant CINB. The plaintiff contends, among other things, that CINB and BMC Westholme conspired with Anden to deprive the plaintiff of its interest in the Winding River project, damaging plaintiff's reputation as a homebuilder and causing it to lose business opportunities. The amount in controversy exceeds $6 million, although the Fund believes that if there is any liability to the plaintiffs in this matter, it rests with defendants other than BMC Westholme Corp. The case remains in the discovery phase. Numerous depositions were taken during April of 1997 and a series of depositions is presently scheduled throughout May, 1997.

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

                        PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following document is filed as part of this Report:

      Exhibit
      Number         Description

        (10)         Material Contracts

                     (i) Exchange Agreement dated as of April 30, 1997 by and among AFG Hato Arrow Limited Partnership, AFG Dove Arrow Limited Partnership, AIP/Larkfield Limited Partnership, Equis Exchange LLC, Equis Financial Group Limited Partnership and the Registrant and related exhibits.

      The following exhibits are incorporated by reference from the Fund's Annual Report on Form 10-KSB for the year ended December 31, 1996:

      Exhibit
      Number         Description

        (10)         Material Contracts

                     (i)  Second Amendment of Leonard G. Levine's
Employment Contract dated December 31, 1992

                     (ii) First Amendment to Second Amended and Restated Employment Agreement for Leonard G. Levine dated December 31, 1992

                     (iii)  Directors Stock Option Agreement dated July
15, 1994

                     (iv) Executive Stock Option Agreements dated July 1, 1994, July 11, 1995 and April 16, 1996

              (21)   Subsidiaries of the Fund

      The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (file number 33-13585), referencing the exhibit number used in such Registration Statement.

      Exhibit
      Number         Description

       (3)(a)     Certificate of Incorporation

       (3)(b)     By-Laws

(b) No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                SIGNATURES


     PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN STRATEGIC LAND FUND II



By:   /s/ Leonard G. Levine                            Date:  May 14, 1997
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                               Date:  May 14, 1997
      Joel L. Teglia, Vice President and
      Chief Financial Officer

                                SIGNATURES


     PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN STRATEGIC LAND FUND II



By:   _________________________________                Date:  May 14, 1997
      Leonard G. Levine, President




By:   _________________________________                Date:  May 14, 1997
      Joel L. Teglia, Vice President and
      Chief Financial Officer