Form 10QSB
period 1997-06-03
BANYAN STRATEGIC LAND FUND II
filed 1997-08-14
CIK 812914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to ________.

                         Commission File Number 0-16886

                          Banyan Strategic Land Fund II
                          -----------------------------
                 (Name of Small Business Issuer in its charter)


       Delaware                                         36-3465422
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

150 South Wacker Drive, Chicago, Illinois                              60606
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code :  (312) 553-9800

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Shares of common stock outstanding as of August 14, 1997:  11,923,421

Transitional Small Business Disclosure Format:  YES |_|  NO |X|

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          BANYAN STRATEGIC LAND FUND II
                           Consolidated Balance Sheets

                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                                    June 30,      December 31,
                                                                      1997           1996
                                                                  -------------   -------------
ASSETS
Cash and Cash Equivalents ......................................  $   3,076,373   $     145,335
Restricted Cash ................................................      4,419,500            --
Interest Receivable on Investments .............................         16,929            --
Interest Receivable on Loans ...................................        133,515         118,821
Loans Receivable ...............................................      1,035,000       1,035,000
Foreclosed Real Estate Held for Sale, Net ......................      9,961,991      10,611,991
Investment in Real Estate Venture ..............................      3,464,073       4,300,865
Other Assets ...................................................        576,800         551,868
                                                                  -------------   -------------

Total Assets ...................................................  $  22,684,181   $  16,763,880
                                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Note Payable ...................................................  $   4,419,500   $          --
Accounts Payable and Accrued Expenses ..........................        285,025         266,903
Accrued Real Estate Taxes ......................................           --            32,715
                                                                  -------------   -------------

Total Liabilities ..............................................      4,704,525         299,618
                                                                  -------------   -------------

Stockholders' Equity
Shares of Common Stock, $0.01 Par Value,
  50,000,000 Authorized, 21,253,268 and 19,266,268 Share Issued
  at June 30, 1997 and December 31, 1996, respectively .........    173,582,633     170,927,133
Accumulated Deficit ............................................   (139,748,770)   (138,608,664)
Treasury Stock at Cost,  9,329,847 Shares ......................    (15,854,207)    (15,854,207)
                                                                  -------------   -------------

Total Stockholders' Equity .....................................     17,979,656      16,464,262
                                                                  -------------   -------------

Total Liabilities and Stockholders' Equity .....................  $  22,684,181   $  16,763,880
                                                                  =============   =============

Book Value Per Share of Common Stock
  (11,923,421 and 9,936,421 Shares Outstanding, at June 30, 1997
  and December 31, 1996, respectively) .........................  $        1.51   $        1.66
                                                                  =============   =============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                 Consolidated Statements of Income and Expenses

                 For the Six Months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                  1997          1996
                                                              -----------   -----------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable .............................  $    24,694   $    30,824
  Income on Investments ....................................       19,411         2,072
                                                              -----------   -----------

Total Income From Lending and Investing Activities .........       44,105        32,896
                                                              -----------   -----------

EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real
   Estate Held for Sale ....................................      332,880       540,487
  Net (Gain) Loss From Disposition of Foreclosed Real Estate
   Held for Sale ...........................................       32,612       (31,091)
  Net (Income) Loss From Operations of
   Real Estate Venture .....................................      (45,033)       86,031
                                                              -----------   -----------

Total Expenses From Property Operating
  Activities ...............................................      320,459       595,427
                                                              -----------   -----------

Other Expenses:
  Stockholder Expenses .....................................       39,120        80,049
  Directors' Fees, Expenses, and Insurance .................      111,094        99,621
  Other Professional Fees ..................................      250,780        90,964
  General and Administrative ...............................      462,758       348,199
                                                              -----------   -----------

  Total Other Expenses .....................................      863,752       618,833
                                                              -----------   -----------

Total Expenses .............................................    1,184,211     1,214,260
                                                              -----------   -----------

Net Loss ...................................................  $(1,140,106)  $(1,181,364)
                                                              ===========   ===========

Net Loss Per Share of Common Stock
  (Based on the Weighted Average
  Number of Shares Outstanding of 10,617,051 and
  9,936,421, respectively) .................................  $     (0.11)  $     (0.12)
                                                              ===========   ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                 Consolidated Statements of Income and Expenses

                For the Three Months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                 1997         1996
                                                              ---------   ---------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable .............................  $   5,000   $  18,355
  Income on Investments ....................................     18,967         591
                                                              ---------   ---------

Total Income From Lending and Investing Activities .........     23,967      18,946
                                                              ---------   ---------

EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real
   Estate Held for Sale ....................................    198,122     190,804
  Net (Gain) Loss From Disposition of Foreclosed Real Estate
   Held for Sale ...........................................     32,612     (31,091)
  Net (Income) Loss From Operations of
   Real Estate Venture .....................................    (18,108)     52,060
                                                              ---------   ---------

Total Expenses From Property Operating
  Activities ...............................................    212,626     211,773
                                                              ---------   ---------

Other Expenses:
  Stockholder Expenses .....................................     22,941      59,527
  Directors' Fees, Expenses, and Insurance .................     56,514      48,352
  Other Professional Fees ..................................    145,986      45,403
  General and Administrative ...............................    348,712     194,628
                                                              ---------   ---------

  Total Other Expenses .....................................    574,153     347,910
                                                              ---------   ---------

Total Expenses .............................................    786,779     559,683
                                                              ---------   ---------

Net Loss ...................................................  $(762,812)  $(540,737)
                                                              =========   =========

Net Loss Per Share of Common Stock
  (Based on the Weighted Average
  Number of Shares Outstanding of 11,290,201 and
  9,936,421, respectively) .................................  $   (0.07)  $   (0.05)
                                                              =========   =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                 Consolidated Statement of Stockholders' Equity

                     For the Six Months ended June 30, 1997
                                   (Unaudited)

                                Common Stock
                          --------------------------     Accumulated       Treasury
                            Shares         Amount          Deficit           Stock            Total
                          ----------    ------------    -------------     ------------     ------------
Stockholders' Equity,
 December 31, 1996 ...    19,266,268    $170,927,133    $(138,608,664)    $(15,854,207)    $ 16,464,262

Issuance of Stock, Net     1,987,000       2,655,500             --               --          2,655,500

Net Loss .............          --              --         (1,140,106)            --         (1,140,106)
                          ----------    ------------    -------------     ------------     ------------

Stockholder's Equity,
 June 30, 1997 .......    21,253,268    $173,582,633    $(139,748,770)    $(15,854,207)    $ 17,979,656
                          ==========    ============    =============     ============     ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                      Consolidated Statements of Cash Flows

                 For the Six Months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                        1997            1996
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS .......................................................    $(1,140,106)    $(1,181,364)
Adjustments to Reconcile Net Loss to Net Cash Used
  In Operating Activities:
   Net (Gain) Loss From Disposition of Foreclosed
   Real Estate Held For Sale ...................................         32,612         (31,091)
   Net (Income) Loss From Operations of Real Estate Venture ....        (45,033)         86,031
Net Change In:
  Interest Receivable on Investments ...........................        (16,929)          3,754
  Interest Receivable on Loans .................................        (14,694)        (25,864)
  Other Assets .................................................        (24,932)        227,670
  Accounts Payable and Accrued Expenses ........................         18,122        (237,222)
  Accrued Real Estate Taxes ....................................        (32,715)         15,489
                                                                    -----------     -----------

Net Cash Used in Operating Activities ..........................     (1,223,675)     (1,142,597)
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Investment Securities ..................           --           310,007
  Principal Payments on Investment Securities ..................           --           316,939
  Proceeds from the Sale of Investment in Real Estate Venture ..        858,767            --
  Proceeds from the Sale of Foreclosed Real Estate Held for Sale        617,388         271,757
  Investments in Real Estate Venture ...........................         23,058         (15,233)
                                                                    -----------     -----------

Net Cash Provided By Investing Activities ......................      1,499,213         883,470
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Stock, Net .......................................      2,655,500            --
                                                                    -----------     -----------

Net Cash Provided By Financing Activities ......................      2,655,500            --
                                                                    -----------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents ...........      2,931,038        (259,127)

Cash and Cash Equivalents at Beginning of Period ...............        145,335         549,309
                                                                    -----------     -----------

Cash and Cash Equivalents at End of Period .....................    $ 3,076,373     $   290,182
                                                                    ===========     ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          BANYAN STRATEGIC LAND FUND II
                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)

      Readers of this quarterly report should refer to Banyan Strategic Land Fund II's (the "Fund's") audited consolidated financial statements for the year ended December 31, 1996, which are included in the Fund's 1996 Annual Report on Form 10-KSB for the year ended December 31, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

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

2.   Foreclosed Real Estate Held for Sale

     Lindfield Tract D

     The Lindfield Tract D property is an 8.5-acre parcel of land zoned for commercial use within a multi-use planned unit development, located in Kissimmee, Florida. The Fund's carrying value for this property was $650,000. On June 23, 1997, the Fund sold the Lindfield Tract D property to an unaffiliated third party for a purchase price of $675,000. Cash proceeds received, net of transaction costs, were $617,388, resulting in a net loss on disposition of $32,612 for financial reporting purposes.

                          BANYAN STRATEGIC LAND FUND II
                   Notes to Consolidated Financial Statements
                                   (Continued)

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

                          BANYAN STRATEGIC LAND FUND II
                   Notes to Consolidated Financial Statements
                                   (Continued)

sewage treatment plant and (iv) the density of the Project under the Hillside Management Ordinance.

     The Court entered a final judgment in the La Chusa Litigation on March 25, 1997. The Venture filed a notice of appeal of this judgment on April 25, 1997 and also intends to seek further action by the Supervisors to address the three issues specified by the Court in order to reinstate the entitlements set aside by the Court. The Venture expects to be heard at the Supervisors' meeting scheduled for September 23, 1997, but has yet to receive confirmation of its place on the Agenda.

     On April 29, 1997, counsel for La Chusa Highlands Property Owners Association, Inc. presented a petition for an award of attorney's fees in connection with the Court's judgment of March 25, 1997. The Court heard argument on the petition and on April 30, 1997 awarded the petitioner's counsel the sum of $126,711 in attorney's fees and related costs. An appeal of this order has been incorporated into the Fund's appeal of the March 25, 1997 judgment discussed above. The Fund's initial brief is due on October 9, 1997.

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

     During the six months ended June 30, 1997, the Venture incurred approximately $329,000 in costs in connection with Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Fund, were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of June 30, 1997 and December 31, 1996, the Fund's carrying value of the property was $9,961,991.

3.   Transaction with Affiliates

     Administrative costs, primarily salaries and general and administrative expenses, were incurred on the Fund's behalf by Banyan Management Corp. ("BMC") and were reimbursed at cost by the Fund. These costs were allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to total BMC personnel hours. The Fund's allocable share of costs for the six months ended June 30, 1997 and 1996 aggregated $90,835 and $185,245, respectively. As one of its administrative services, BMC served as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintained a bank account on behalf of the Fund. At June 30, 1997, the Fund had a net receivable due from

                          BANYAN STRATEGIC LAND FUND II
                   Notes to Consolidated Financial Statements
                                   (Continued)

BMC of $18,662. The net receivable is included in other assets in the Fund's Consolidated Balance Sheet. See also Note 6 - Exchange Agreement.

4.   Disposition of Investment in Real Estate Venture

     On October 22, 1990, the Fund acquired title to the property known as the H Street Assemblage located in Washington, D.C. pursuant to an agreement with Banyan Strategic Realty Trust ("BSRT"). On June 5, 1992, the Fund and BSRT formed a joint venture (the "Venture") to pursue its development rights. The Fund has a 47% interest in the Venture while BSRT owns the remaining 53%. This property consisted of 36,100 square feet of undeveloped land in downtown Washington, D.C. plus an approximately 55,900 square foot office building. The entire property is zoned for office development.

     On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as a reimbursement of expenses that the Venture incurred in anticipation of this transaction. The Venture received net sales proceeds of approximately $1,827,000 of which approximately $859,000 was the Fund's share. The Fund recognized no gain or loss on the sale. The Venture has obtained all approvals from various governmental agencies for the modifications necessary to the existing approved design for the proposed building on the Venture's remaining property that had been necessitated by this sale.

     On July 29, 1997, the H Street Venture sold the remaining land and office building to an unaffiliated third party for $9 million. The Fund received net sale proceeds of approximately $3,981,000 and will recognize a gain on disposition of approximately $168,000 in the third quarter of 1997. As of July 29, 1997, the Venture had no further ownership interest in the H Street Assemblage property.

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

                          BANYAN STRATEGIC LAND FUND II
                   Notes to Consolidated Financial Statements
                                   (Continued)

     The plaintiff's complaint has been substantially reduced by favorable rulings, entered October 3, 1996, on various motions to dismiss whereby ten of plaintiff's sixteen counts were dismissed and another count was limited in scope. The complaint now alleges breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing and fraudulent transfer and also seeks relief under a theory of promissory estoppel and requests the creation of a constructive trust for the benefit of plaintiff.

     The case arises from a failed development and a subsequent foreclosure filed by defendant CINB. The plaintiff contends, among other things, that CINB and BMC Westholme Corp. conspired with Anden to deprive the plaintiff of its interest in the Winding River project, damaging plaintiff's reputation as a homebuilder and causing it to lose business opportunities. The amount in controversy exceeds $6 million, although the Fund believes that if there is any liability to the plaintiffs in this matter, it rests with defendants other than BMC Westholme Corp. The case remains in the discovery phase. A significant amount of discovery, including depositions and document production, was concluded during the second quarter and in July 1997. A pre-trial order has been submitted by all parties. Factual discovery is now completed; expert depositions are anticipated in August 1997 and the case is expected to be tried in the fourth quarter of 1997.

     The ultimate outcome of this matter cannot be determined at this time. However, in the opinion of management of the Fund, the eventual outcome of this matter will not have a material adverse effect on the financial position of the Fund. The financial statements do not include any adjustments for liability, if any, arising from this matter.

6.  Exchange Agreement

     The Fund executed and delivered an Exchange Agreement dated as of April 30, 1997 (as amended as of August 7, 1997, the "Agreement") among the Fund, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group Limited Partnership ("EFG") and certain partnerships affiliated with EFG ("the Partnerships"). Pursuant to the Agreement, on April 30, 1997, the Fund issued to the Partnerships 1,987,000 shares of the Fund's common stock at the price of $1.50 per share. Cash proceeds received by the Fund, $2,655,500, were net of related costs of $325,000. The 1,987,000 shares are included in the total shares outstanding of the Fund when calculating Net Loss Per Share of Common Stock Based on the Weighted Average Number of Shares Outstanding. In addition, the Partnerships made a three-year loan (the "Loan") to the Fund in the amount of approximately $4.4 million. These transactions are expected to provide capital to assist the Fund in a new growth-oriented business plan, which includes the development of the Fund's Rancho Malibu property.

     The Loan was initially disbursed into a segregated account, the proceeds of which were not immediately available to the Fund. The interest rate on the Loan is equal to the interest rate earned on the proceeds of the Loan so long as they remain in the segregated account. If the shareholder consent (discussed below) is obtained, the Loan will be disbursed to the Fund, the interest rate will change to 10% per annum, the term will be fixed at three years and mandatory principal reductions will be required, if and to the extent net proceeds are received from the sale or refinancing of the

                          BANYAN STRATEGIC LAND FUND II
                   Notes to Consolidated Financial Statements
                                   (Continued)

Rancho Malibu property. If the consent is not obtained by December 31, 1997, the Loan will be accelerated and repaid by liquidating the segregated account.

     The Agreement further provides that the Fund will solicit its shareholders for proxies in connection with proposed changes in the Fund's Articles of Incorporation and By-laws. Among the changes requested will be: (i) the election of a new Board of Directors nominated by EFG for terms of up to 3 years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of the Fund, EFG or any affiliate; (ii) an amendment extending the Fund's life to perpetual and changing its name; (iii) an amendment designed to restrict or deter, to the extent legally permissible, the acquisition of more than 4.9% of the common stock of the Fund by any person in such a manner as would cause such person to become a 5% shareholder within the meaning of Section 382 (g) of the Internal Revenue Code; and (iv) any other amendment reasonably requested by EFG. If the aforesaid consent of the shareholders is obtained by December 31, 1997, the Fund intends to declare a one-time cash distribution to its shareholders of $0.20 per share.

     Pursuant to the Agreement, the Administrative Services Agreement between the Fund and BMC was amended to provide, among other things, for the immediate payment to BMC of the termination fee required thereby in the amount of $251,823 and the transfer to BMC's designee of the Fund's ownership interest in BMC. Pursuant to the Agreement, the Fund also entered into a new Administrative Services Agreement with EFG.

     As a result of these transactions, Mr. Gary D. Engle, a principal of EFG, was added to the Fund's Board of Directors and Mr. James A. Coyne, also a principal of EFG, was named Chief Operating Officer of the Fund.

7.  Stock Options

     On May 8, 1997, the Fund retired 68,500 options to purchase shares of the Fund's common stock at a price of $0.20 per share or $13,700. The options were originally granted from 1994 to 1996 to certain members of management pursuant to the 1994 Executive and Directors Stock Option Plan at a weighted average price of $1.30 per share.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

General

     The Fund was originally established to invest primarily in short-term, junior, predevelopment and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Fund. As a result of these defaults, the Fund suspended the making of new loans, except for advances of additional funds under circumstances in which it is deemed necessary to preserve the value of existing collateral, including instances where the Fund has foreclosed upon or taken title, directly or indirectly, to the collateral. The Fund also suspended distributions to stockholders. In 1990, the Fund implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. On February 25, 1997, the Directors of the Fund authorized management to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value. The Fund executed and delivered an Exchange Agreement dated as of April 30, 1997 (as amended as of August 7, 1997, the "Agreement") among the Fund, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group Limited Partnership ("EFG") and certain partnerships affiliated with EFG ("the Partnerships"). Pursuant to the Agreement, the Fund issued to the Partnerships 1,987,000 shares of the Fund's common stock at the price of $1.50 per share. Cash proceeds received by the Fund, $2,655,500, were net of related costs of $325,000. In addition, the Partnerships made a three-year loan to the Fund in the amount of approximately $4.4 million. These transactions are expected to provide capital to assist the Fund in a new growth-oriented business plan, which includes the development of the Fund's Rancho Malibu property. See Note 6 to the financial statements for additional discussion.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Fund's ability to successfully implement a new growth-oriented business plan and favorably resolve the litigations (discussed below). Actual results could differ materially from those projected in the forward-looking statements. The Fund undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

     The Fund currently holds an ownership interest in a 274-acre land parcel located in Southern California known as the Rancho Malibu property. In addition, at June 30, 1997, the Fund owned a 47% partnership interest in the H Street Venture which held title to an approximately 55,900 square foot office building and an adjacent land parcel containing 32,600 square feet located in Washington D.C. (see discussion of subsequent sale below). The Fund's current loan portfolio consists of the Northholme Partners, Hemet IV and Lindfield Tract A loans.

Liquidity and Capital Resources

     Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at June 30, 1997 and December 31, 1996 was $3,076,373 and $145,335, respectively. This increase in total cash and cash equivalents of $2,931,038 is the result of cash generated through investing and financing activities of $1,499,213 and $2,655,500, respectively, offset by $1,223,675 cash used for operating activities.

     Cash Flow From Operating Activities: Net cash used in operating activities increased by approximately $81,000 for the six months ended June 30, 1997 to approximately $1,224,000 from approximately $1,143,000 for the same period in 1996.

     Cash Flow From Investing Activities: For the six months ended June 30, 1997, net cash provided by investing activities was approximately $1,499,000 compared to approximately $883,000 for the same period in 1996. This increase of approximately $616,000 is due primarily to proceeds from the sale of investment in real estate venture of approximately $859,000 (see below) and proceeds from the sale of foreclosed real estate of approximately $617,000 (see below) during the six months ended June 30, 1997 compared to approximately $272,000 of proceeds received from the disposition of Westholme assets during the same period in 1996. In addition, in 1996 the Fund received proceeds from sale of investment securities of approximately $310,000 and principal payments on investment securities of approximately $317,000.

     On March 20, 1997, the H Street Venture sold approximately 3,500 square feet of the H Street Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the H Street Venture $150,000 as a reimbursement of expenses that the H Street Venture incurred in anticipation of this transaction. The H Street Venture received net sales proceeds of approximately $1,827,000, of which approximately $859,000 is the Fund's share. The Fund recognized no gain or loss on this sale. The H Street Venture has obtained all required approvals from various governmental agencies for the modifications necessary to the existing approved design for the proposed building on the H Street Venture's remaining property that had been necessitated by this sale. See Note 4 to the financial statements regarding the sale of the H Street Venture's remaining property subsequent to June 30, 1997.

     On June 23, 1997, the Fund sold the Lindfield Tract D property to an unaffiliated third party for a purchase price of $675,000. Cash proceeds received, $617,388, were net of transaction costs (see Results of Operations).

     Cash Flow From Financing Activities: During the six months ended June 30, 1997, net cash provided by financing activities was $2,655,500 resulting from the issuance of stock. The Fund executed and delivered an Exchange Agreement dated as of April 30, 1997 (as amended as of August 7, 1997, the "Agreement") among the Fund, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group Limited Partnership ("EFG") and certain partnerships affiliated with EFG ("the Partnerships"). Pursuant to the Agreement, the Fund issued to the Partnerships 1,987,000 shares of the Fund's common stock at the price of $1.50 per share. The proceeds to the Fund were net of transaction costs of $325,000. In addition, the Partnerships made a three-year loan to the Fund in the amount of approximately $4.4 million.

These transactions are expected to provide capital to assist the Fund in a new growth-oriented business plan, which includes the development of the Fund's Rancho Malibu property.

     The Loan was initially disbursed into a segregated account, the proceeds of which were not immediately available to the Fund. The interest rate on the Loan is equal to the interest rate earned on the proceeds of the Loan so long as they remain in the segregated account. If the shareholder consent (discussed below) is obtained, the loan will be disbursed to the Fund, the interest rate will change to 10% per annum, the term will be fixed at three years and mandatory principal reductions will be required, if and to the extent net proceeds are received from the sale or refinancing of the Rancho Malibu property. If the consent is not obtained by December 31, 1997, the Loan will be accelerated and repaid by liquidating the segregated account.

     The Agreement further provides that the Fund will solicit its shareholders for proxies in connection with proposed changes in the Fund's Articles of Incorporation and By-laws. Among the changes requested will be: (i) the election of a new Board of Directors nominated by EFG for terms of up to 3 years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of the Fund, EFG or any affiliate; (ii) an amendment extending the Fund's life to perpetual and changing its name; (iii) an amendment designed to restrict or deter, to the extent legally permissible, the acquisition of more than 4.9% of the common stock of the Fund by any person in such a manner as would cause such person to become a 5% shareholder within the meaning of Section 382 (g) of the Internal Revenue Code; and (iv) any other amendment reasonably requested by EFG. If the aforesaid consent of the shareholders is obtained by December 31, 1997, the Fund intends to declare a one-time cash distribution to its shareholders of $0.20 per share.

     Pursuant to the Agreement, the Administrative Services Agreement between the Fund and BMC was amended to provide, among other things, for the immediate payment to BMC of the termination fee required thereby in the amount of $251,823 and the transfer to BMC's designee of the Fund's ownership interest in BMC. Pursuant to the Agreement, the Fund also entered into a new Administrative Services Agreement with EFG.

     As a result of these transactions, Mr. Gary D. Engle, a principal of EFG, was added to the Fund's Board of Directors and Mr. James A. Coyne, also a principal of EFG, was named Chief Operating Officer of the Fund.

     The Fund's future liquidity needs are dependent upon, among other things:
(i) the level of liquidity required to successfully implement a new growth-oriented business plan (ii) the Fund's ability to favorably resolve the La Chusa Litigation which impacts the Rancho Malibu property; and (iii) the Fund's ability to control its property level and Fund level operating expenses.

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

     As of June 30, 1997 and December 31, 1996, the Fund's mortgage loan portfolio consisted of three loans with a carrying value totaling $1,035,000. During the six months ended June 30, 1997, the Fund received interest payments of $10,000 on the Lindfield Tract A purchase money mortgage note. For the six months ended June 30, 1997 and 1996, the Fund accrued interest on these loans totaling approximately $24,700 and $30,800, respectively.

Results of Operations

     Total income from lending and investing activities for the six months ended June 30, 1997 increased to $44,105 from $32,896 for the six months ended June 30, 1996. This increase is due primarily to an increase in income earned on investments. The increase in income on investments was due to an increase in cash available for investment resulting primarily from the stock issuance.

     Total expenses for the six months ended June 30, 1997 decreased to $1,184,211 from $1,214,260 for the six months ended June 30, 1996. This decrease of $30,049 for the six months ended June 30, 1997 when compared to the same period in 1996 is due to a decrease of $274,968 in total expenses from property operating activities offset by an increase of $244,919 in total other expenses. The decrease in total property operating expenses is due primarily to a decrease in net loss from operations of foreclosed real estate held for sale. The decrease in the net loss from operations of foreclosed real estate held for sale is due to a reduction in legal and entitlement costs relating to the Rancho Malibu property subsequent to the approval of the project by the Los Angeles County Board of Supervisors as discussed below. Further contributing to the decrease in total property operating expenses is the recognition of net income from operations of real estate venture of $45,033, relating to the Fund's interest in the H Street property, for the six months ended June 30, 1997 as compared to a net loss of $86,031 for the same period in 1996. See discussion below for further details regarding the operating results and sale of the H Street property. Partially offsetting the decrease in total property operating expenses was the recognition of a net loss of $32,612 from disposition of the foreclosed real estate held for sale during the six months ended June 30, 1997, compared to a net gain of $31,091 during the same period in 1996 (see discussion below). The increase in total other expenses is due primarily to increases in general and administrative expenses and other professional fees. The increase in general and administrative expenses reflects a termination fee of $251,823 paid to BMC in connection with the Exchange Agreement (see Note 6 to the financial statements) offset by a reduction in recurring expenses of BMC resulting from a reduction in time spent by BMC personnel on Fund related matters. Other professional fees increased due primarily to legal costs related to the Westholme litigation as discussed below and costs incurred to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value.

     During the six months ended June 30, 1997, the Fund recorded net income of $45,033 from the operations of a real estate venture as compared to a net loss of $86,031 for the same period in 1996. This net income (loss) reflects the Fund's 47% interest in the H Street Venture. The H Street Venture owned an office building with approximately 55,900 square feet of gross leasable area (the "Victor Building") and an adjacent land parcel consisting of 36,100 square feet (the "H Street Assemblage") located in Washington, D.C. On March 20, 1997, the H Street Venture sold approximately 3,500 square feet of the H Street Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the H Street Venture $150,000 as a reimbursement of expenses that the

H Street Venture incurred in anticipation of this transaction. The H Street Venture received net sales proceeds of approximately $1,827,000, of which approximately $859,000 was the Fund's share. The Fund recognized no gain or loss on this sale. The H Street Venture obtained all required approvals from various governmental agencies for the modifications necessary to the existing approved design for the proposed building on the H Street Venture's remaining property that had been necessitated by this sale. On July 29, 1997, the H Street Venture sold the remaining land and the Victor Building to an unaffiliated third party for $9 million. The Fund received net sale proceeds of approximately $3,981,000 and will recognize a gain on disposition of approximately $168,000 in the third quarter of 1997. As of July 29, 1997, the Venture had no further ownership interest in the H Street Assemblage property.

     On June 23, 1997, the Fund sold the Lindfield Tract D property, having a carrying value of $650,000, to an unaffiliated third party for a purchase price of $675,000. Cash proceeds received, net of transaction costs, were $617,388 resulting in a loss on disposition of $32,612 for financial reporting purposes. During the six months ended June 30, 1996, the Fund recognized a net gain from the disposition of its interest in the Hemet Phase III property of $31,091.

     The above discussed changes resulted in a decrease in the net loss for the six months ended June 30, 1997 to $1,140,106 ($0.11 per share) from $1,181,364
($0.12 per share) for the six months ended June 30, 1996. On April 30, 1997, the Fund issued 1,987,000 shares of stock. As a result, the net loss per share for the six months ended June 30, 1997 is based on the weighted average number of shares outstanding during the period of 10,617,051 as compared to 9,936,421 for the same period in 1996.

     Total income from lending and investing activities for the three months ended June 30, 1997 increased to $23,967 from $18,946 for the three months ended June 30, 1996. This increase is due primarily to an increase in income earned on investments. The increase in income on investments was due to an increase in cash available for investment resulting primarily from the stock issuance.

     Total expenses for the three months ended June 30, 1997 increased to $786,779 from $559,683 for the three months ended June 30, 1996. This increase of $227,096 for the three months ended June 30, 1997 when compared to the same period in 1996 is primarily due to an increase of $226,243 in total other expenses. The increase in total other expenses is due primarily to increases in general and administrative expenses and other professional fees. The increase in general and administrative expenses reflects a termination fee of $251,823 paid to BMC in connection with the Exchange Agreement (see Note 6 to the financial statements) offset by a reduction in recurring expenses of BMC resulting from a reduction in time spent by BMC personnel on Fund related matters. Other professional fees increased due primarily to legal costs related to the Westholme litigation as discussed below and costs incurred to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value. The increase in total property operating expenses reflects the recognition of a net loss of $32,612 from disposition of foreclosed real estate held for sale during the three months ended June 30, 1997 as compared to a net gain of $31,091 during the same period in 1996 (see discussion above). In addition, the increase in total property operating expenses reflects an increase in net loss from operations of foreclosed real estate held for sale. The increase in the net loss from operations of foreclosed real estate held for sale is due to the accrual of legal costs awarded to the plaintiff by the Court on April 30, 1997 relating to the Rancho Malibu property (see Note 2 to the financial statements). Partially offsetting the increase in property operating expenses is the recognition of net income of $18,108 from operations of real estate venture relating to the Fund's interest in the H Street property for the three months ended June 30, 1997 as compared to a net loss of $52,060 for the same period in 1996. See discussion above for further details regarding the operating results and sale of the H Street property.

     The above discussed changes resulted in an increase in the net loss for the three months ended June 30, 1997 to $762,812 ($0.07 per share) from $540,737 ($0.05 per share) for the three months ended June 30, 1996. On April 30, 1997, the Fund issued 1,987,000 shares of stock. As a result, the net loss per share for the three months ended June 30, 1997 is based on the weighted average number of shares outstanding during the period of 11,290,201 as compared to 9,936,421 for the same period in 1996.

     On a quarterly basis, management reviews the mortgage loans in the Fund's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including management's analyses of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Fund's portfolio. Management also reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. Management has determined that no reductions are necessary for the three and six months ended June 30, 1997.

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

     The Court entered a final judgment in the La Chusa Litigation on March 25, 1997. The Venture filed a notice of appeal of this judgment on April 25, 1997 and also intends to seek further action by the Supervisors to address the three issues specified by the Court in order to reinstate the entitlements set aside by the Court. The Venture expects to be heard at the Supervisors' meeting scheduled for September 23, 1997, but has yet to receive confirmation of its place on the Agenda.

     On April 29, 1997, counsel for La Chusa Highlands Property Owners Association, Inc. presented a petition for an award of attorney's fees in connection with the Court's judgment of March 25, 1997. The Court heard argument on the petition and on April 30, 1997 awarded the petitioner's counsel the sum of $126,711 in attorney's fees and related costs. An appeal of this order has been incorporated into the Fund's appeal of the March 25, 1997 judgment discussed above. The Fund's initial brief is due on October 9, 1997.

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

     During the six months ended June 30, 1997, the Venture incurred approximately $329,000 on Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Fund, were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of June 30, 1997 and December 31, 1996, the Fund's carrying value of the property was $9,961,991.

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

     The case arises from a failed development and a subsequent foreclosure filed by defendant CINB. The plaintiff contends, among other things, that CINB and BMC Westholme conspired with Anden to deprive the plaintiff of its interest in the Winding River project, damaging plaintiff's reputation as a homebuilder and causing it to lose business opportunities. The amount in controversy exceeds $6 million, although the Fund believes that if there is any liability to the plaintiffs in this matter, it rests with defendants other than BMC Westholme Corp. The case remains in the discovery phase. A significant amount of discovery, including depositions and document production, was concluded during the second quarter and in July of 1997. A pre-trial order has been submitted by all parties. Fact discovery is now completed; expert depositions are anticipated in August of 1997 and the case is expected to be tried in the fourth quarter of 1997.

     The ultimate outcome of this matter cannot be determined at this time, however, in the opinion of management of the Fund, the eventual outcome of this matter will not have a material adverse effect on the financial position of the Fund. The financial statements do not include any adjustments for liability, if any, arising from this matter.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     The Fund executed and delivered an Exchange Agreement dated as of April 30, 1997 (as amended as of August 7, 1997, the "Agreement") among the Fund, Equis Exchange L.L.C., a Massachusetts limited liability company, Equis Financial Group Limited Partnership ("EFG") and certain partnerships affiliated with EFG ("the Partnerships"). Pursuant to the Agreement, the Fund issued to the Partnerships 1,987,000 shares of the Fund's common stock at the price of $1.50 per share. Cash proceeds received by the Fund, $2,655,500, were net of related costs of $325,000. The common stock was issued in reliance on exemption from registration available under Section 4 (2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following document is filed as part of this Report:

         Exhibit
         Number               Description
         ------               -----------

          (10)                Material Contracts

                              (i) Third Amended and Restated Employment
                              Agreement for Leonard G. Levine dated May 1, 1997

                              (ii) Amendment No. 1 to Exchange Agreement dated August 7, 1997

         The following exhibits are incorporated by reference from the Fund's Quarterly Report on Form 10-QSB for the period ended March 31, 1997:

         Exhibit
         Number               Description
         ------               -----------

         (10)                 Material Contracts

                              (i) Exchange Agreement dated as of April 30, 1997 by and among AFG Hato Arrow Limited Partnership, AFG Dove Arrow Limited Partnership, AIP/Larkfield Limited Partnership, Equis Exchange LLC, Equis Financial Group Limited Partnership and the Registrant and related exhibits.

         The following exhibits are incorporated by reference from the Fund's Annual Report on Form 10-KSB for the year ended December 31, 1996:

         Exhibit
         Number               Description
         ------               -----------

         (10)                 Material Contracts

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

         Exhibit
         Number               Description
         ------               -----------

         (3)(a)               Certificate of Incorporation

         (3)(b)               By-Laws

(b) No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

     PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN STRATEGIC LAND FUND II


By:      /s/ Leonard G. Levine                           Date:  August 14, 1997
         Leonard G. Levine, President


By:      /s/ Joel L. Teglia                              Date:  August 14, 1997
         Joel L. Teglia, Vice President and
         Chief Financial Officer