Form 10QSB
period 1997-09-30
SEMELE GROUP INC
filed 1997-11-14
CIK 812914

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from             to             .

                         Commission File Number 0-16886

                               SEMELE GROUP INC.
                 (Name of Small Business Issuer in its charter)

                  DELAWARE                                      36-3465422
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
               or organization)

 ONE CANTERBURY GREEN, STAMFORD, CONNECTICUT                       06901
  (Address of principal executive offices)                      (ZIP CODE)

Issuer's telephone number, including area code : (203) 363-0849

Banyan Strategic Land Fund II, 150 South Wacker Drive, Chicago, Illinois 60606 (Former name, former address and former fiscal year, if changed since last report.)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

Shares of common stock outstanding as of November 14, 1997: 11,923,421

Transitional Small Business Disclosure Format: YES . NO X .

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                               SEMELE GROUP INC.
                           Consolidated Balance Sheets

                    September 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                      1997             1996
                                                                                 ---------------  ---------------
ASSETS
Cash and Cash Equivalents......................................................  $     6,934,413  $       145,335
Restricted Cash................................................................        4,419,500               --
Interest Receivable on Loans...................................................          133,515          118,821
Loans Receivable...............................................................        1,035,000        1,035,000
Foreclosed Real Estate Held for Sale, Net......................................        9,961,991       10,611,991
Investment in Real Estate Venture..............................................               --        4,300,865
Other Assets...................................................................          569,790          551,868
                                                                                 ---------------  ---------------
Total Assets...................................................................  $    23,054,209  $    16,763,880
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Note Payable...................................................................  $     4,419,500  $            --
Accounts Payable and Accrued Expenses..........................................          741,427          266,903
Accrued Real Estate Taxes......................................................               --           32,715
                                                                                 ---------------  ---------------
Total Liabilities..............................................................        5,160,927          299,618
                                                                                 ---------------  ---------------
Stockholders' Equity
Shares of Common Stock, $0.01 Par Value, 50,000,000 Authorized, 21,253,268 and
  19,266,268 Shares Issued at September 30, 1997 and December 31, 1996,
  respectively.................................................................      173,582,633      170,927,133
Accumulated Deficit............................................................     (139,835,144)    (138,608,664)
Treasury Stock at Cost, 9,329,847 Shares.......................................      (15,854,207)     (15,854,207)
                                                                                 ---------------  ---------------
Total Stockholders' Equity.....................................................       17,893,282       16,464,262
                                                                                 ---------------  ---------------
Total Liabilities and Stockholders' Equity.....................................  $    23,054,209  $    16,763,880
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
Book Value Per Share of Common Stock (11,923,421 and 9,936,421 Shares
  Outstanding at September 30, 1997 and December 31, 1996, respectively).......  $          1.50  $          1.66
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                               SEMELE GROUP INC.
                  Consolidated Statements of Income and Expenses

             For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                          1997           1996
                                                                                      -------------  -------------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable......................................................  $      29,694  $      51,050
  Income on Investments.............................................................         85,886          2,969
                                                                                      -------------  -------------
Total Income From Lending and Investing Activities..................................        115,580         54,019
                                                                                      -------------  -------------
EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale..................        451,418        664,491
  Net (Gain) Loss From Disposition of Foreclosed Real Estate Held for Sale..........         32,612        (31,091)
  Net (Income) Loss From Operations of Real Estate Venture..........................       (412,236)        68,607
                                                                                      -------------  -------------
Total Expenses From Property Operating Activities...................................         71,794        702,007
                                                                                      -------------  -------------
Other Expenses:
  Stockholder Expenses..............................................................        112,778         90,666
  Directors' Fees, Expenses, and Insurance..........................................        167,545        149,552
  Other Professional Fees...........................................................        289,744        113,803
  General and Administrative........................................................        704,999        500,778
  Recovery of Losses on Loans, Notes and Interest Receivable........................         (4,800)        (2,100)
                                                                                      -------------  -------------
Total Other Expenses................................................................      1,270,266        852,699
                                                                                      -------------  -------------
Total Expenses......................................................................      1,342,060      1,554,706
                                                                                      -------------  -------------
Net Loss............................................................................  $  (1,226,480) $  (1,500,687)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net Loss Per Share of Common Stock (Based on the Weighted Average Number of Shares
  Outstanding of 11,057,293 and 9,936,421, respectively)............................  $       (0.11) $       (0.15)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               SEMELE GROUP INC.
                  Consolidated Statements of Income and Expenses

             For the Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                             1997         1996
                                                                                          -----------  -----------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable..........................................................  $     5,000  $    20,226
  Income on Investments.................................................................       66,475          897
                                                                                          -----------  -----------
Total Income From Lending and Investing Activities......................................       71,475       21,123
                                                                                          -----------  -----------
EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale......................      118,538      124,004
  Net Income From Operations of Real Estate Venture.....................................     (367,203)     (17,424)
                                                                                          -----------  -----------
Total Expenses (Income) From Property Operating Activities..............................     (248,665)     106,580
                                                                                          -----------  -----------
Other Expenses:
  Stockholder Expenses..................................................................       73,658       10,617
  Directors' Fees, Expenses, and Insurance..............................................       56,451       49,931
  Other Professional Fees...............................................................       38,964       22,839
  General and Administrative............................................................      242,241      152,579
  Recovery of Losses on Loans, Notes and Interest Receivable............................       (4,800)      (2,100)
                                                                                          -----------  -----------
Total Other Expenses....................................................................      406,514      233,866
                                                                                          -----------  -----------
Total Expenses..........................................................................      157,849      340,446
                                                                                          -----------  -----------
Net Loss................................................................................  $   (86,374) $  (319,323)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Net Loss Per Share of Common Stock (Based on the Weighted Average Number of Shares
  Outstanding of 11,923,421 and 9,936,421, respectively)................................  $     (0.01) $     (0.03)
                                                                                          -----------  -----------
                                                                                          -----------  -----------

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                               SEMELE GROUP INC.
                 Consolidated Statements of Stockholders' Equity

                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)

                                            COMMON STOCK
                                    ----------------------------    ACCUMULATED       TREASURY
                                       SHARES         AMOUNT          DEFICIT          STOCK           TOTAL
                                    ------------  --------------  ---------------  --------------  -------------
Stockholders' Equity, December 31,
  1996............................    19,266,268  $  170,927,133  $  (138,608,664) $  (15,854,207) $  16,464,262
Issuance of Stock, Net............     1,987,000       2,655,500               --              --      2,655,500
Net Loss..........................            --              --       (1,226,480)             --     (1,226,480)
                                    ------------  --------------  ---------------  --------------  -------------
Stockholder's Equity, September
  30, 1997........................    21,253,268  $  173,582,633  $  (139,835,144) $  (15,854,207) $  17,893,282
                                    ------------  --------------  ---------------  --------------  -------------
                                    ------------  --------------  ---------------  --------------  -------------

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                               SEMELE GROUP INC.
                      Consolidated Statements of Cash Flows

             For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss............................................................................  $  (1,226,480) $  (1,500,687)
Adjustments to Reconcile Net Loss to Net Cash Used
  In Operating Activities:
  Recovery of Losses on Loans, Notes and Interest Receivable........................         (4,800)        (2,100)
  Net (Gain) Loss From Disposition of Foreclosed Real Estate Held For Sale..........         32,612        (31,091)
  Net (Income) Loss From Operations of Real Estate Venture..........................       (412,236)        68,607
Net Change In:
  Interest Receivable on Investments................................................             --          3,754
  Interest Receivable on Loans......................................................        (14,694)       (41,877)
  Other Assets......................................................................        (17,922)       250,207
  Accounts Payable and Accrued Expenses.............................................        474,524       (145,827)
  Accrued Real Estate Taxes.........................................................        (32,715)        43,577
                                                                                      -------------  -------------
Net Cash Used in Operating Activities...............................................     (1,201,711)    (1,355,437)
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Investment Securities.......................................             --        310,007
  Principal Payments on Investment Securities.......................................             --        316,939
  Proceeds from the Sale of Foreclosed Real Estate Held for Sale....................        617,388        271,757
  Distributions from Investment in Real Estate Venture..............................      4,713,101             --
  Investment in Real Estate Venture.................................................             --       (110,525)
  Recovery of Losses on Loans, Notes and Interest Receivable........................          4,800          2,100
  Collection of Loans Receivable....................................................             --         88,000
                                                                                      -------------  -------------
Net Cash Provided By Investing Activities...........................................      5,335,289        878,278
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Stock, Net..............................................................      2,655,500             --
                                                                                      -------------  -------------
Net Cash Provided By Financing Activities...........................................      2,655,500             --
                                                                                      -------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents................................      6,789,078       (477,159)
Cash and Cash Equivalents at Beginning of Period....................................        145,335        549,309
                                                                                      -------------  -------------
Cash and Cash Equivalents at End of Period..........................................  $   6,934,413  $      72,150
                                                                                      -------------  -------------
                                                                                      -------------  -------------

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                               SEMELE GROUP INC.
                    Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)

    Readers of this quarterly report should refer to the audited consolidated financial statements of Semele Group Inc. (the "Fund"), formerly known as Banyan Strategic Land Fund II, for the year ended December 31, 1996 which are included in the Fund's 1996 Annual Report on Form 10-KSB for the year ended December 31, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

1. Summary of Significant Accounting Policies

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries and consolidated ventures which hold title to the Fund's properties. In April 1996, the Fund acquired 100% of the outstanding shares of BMC Banden Corp. The assets and liabilities of this wholly-owned subsidiary have not been consolidated as they have been accorded no value. All intercompany balances and transactions have been eliminated in consolidation. The Fund's 47% interest in the H Street Assemblage was accounted for on the equity method as an investment in real estate joint venture.

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

2. Foreclosed Real Estate Held for Sale

    Lindfield Tract D

    The Lindfield Tract D property is an 8.5-acre parcel of land zoned for commercial use within a multi-use planned unit development, located in Kissimmee, Florida. On June 23, 1997, the Fund sold the Lindfield Tract D property to an unaffiliated third party for a purchase price of $675,000. The Fund's carrying value for this property at the time of sale was $650,000. Cash proceeds received, net of transaction costs, were $617,388, resulting in a net loss on disposition of $32,612 for financial reporting purposes.

                               SEMELE GROUP INC.

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

                               SEMELE GROUP INC.
                   Notes to Consolidated Financial Statements
                                  (Continued)

sewage treatment plant and (iv) the density of the Project under the Hillside Management Ordinance.

    The Court entered a final judgment in the La Chusa Litigation on March 25, 1997. The Venture filed a notice of appeal of this judgment on April 25, 1997 and also intends to seek further action by the Supervisors to address the three issues specified by the Court in order to reinstate the entitlements set aside by the Court. The Venture appeared before the Supervisors at a publc hearing on November 6, 1997. The matter was heard and continued with no action taken. The Venture expects to be heard again at the Supervisors' meeting in December 1997, but has yet to receive confirmation of the exact date or its place on the Agenda.

    On April 29, 1997, counsel for La Chusa Highlands Property Owners Association, Inc. presented a petition for an award of attorney's fees in connection with the Court's judgment of March 25, 1997. The
Court heard argument on the petition and on April 30, 1997 awarded the petitioner's counsel the sum of $126,711 in attorney's fees and related costs. An appeal of this order has been incorporated into the Fund's appeal of the March 25, 1997 judgment discussed above. The Fund's initial brief was filed on October 9, 1997. The petitioner's response is due in early January 1998.

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

    During the nine months ended September 30, 1997, the Venture incurred approximately $448,000 in costs in connection with Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Fund, were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. As of September 30, 1997 and December 31, 1996, the Fund's carrying value of the property was $9,961,991.

3. Transaction with Affiliates

    Administrative costs, primarily salaries and general and administrative expenses, were incurred on the Fund's behalf by Banyan Management Corp. ("BMC") and were reimbursed at cost by the Fund. These costs were allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to total BMC personnel hours. The Fund's allocable share of costs for the nine months ended September 30, 1997 and 1996 aggregated $107,781 and

                               SEMELE GROUP INC.
                   Notes to Consolidated Financial Statements
                                  (Continued)

$246,546, respectively. As one of its administrative services, BMC served as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintained a bank account on behalf of the Fund. At September 30, 1997, the Fund had a net receivable due from BMC of $28,208. The net receivable is included in other assets in the Fund's Consolidated Balance Sheet. Effective May 6, 1997, Equis Financial Group Limited Partnership ("EFG") entered into an Administrative Services Agreement to provide administrative services to the Fund, replacing BMC. In connection with the transition from BMC to EFG, certain services were provided by BMC subsequent to the effective date pursuant to an Amended Administrative Services Agreement with BMC. During the nine months ended September 30, 1997, the Fund incurred $29,700 in administrative costs for services provided by EFG personnel for Fund related matters. This amount is included in accounts payable and accrued expenses on the Consolidated Balance Sheet at September 30, 1997. See Note 7--Exchange Agreement for further discussion.

4. Recovery of Losses on Loans, Notes and Interest Receivable

    In July 1997, the Fund received a cash distribution of $4,800 related to its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Fund) of VMS Realty Partners and its affiliates. The Fund has treated the $4,800 as a recovery of amounts previously charged to losses on loans, notes and interest receivable on its consolidated statement of income and expense for the three and nine months ended September 30, 1997. During 1996, the Fund received a cash distribution of $2,100 related to its interest in the aforementioned liquidating trust and has treated it as a recovery of losses on loans, notes and interest receivable on its consolidated statement of income and expenses for the three and nine months ended September 30, 1996.

5. Disposition of Investment in Real Estate Venture

    On October 22, 1990, the Fund acquired title to the property known as the H Street Assemblage located in Washington, D.C. pursuant to an agreement with Banyan Strategic Realty Trust ("BSRT"). On June 5, 1992, the Fund and BSRT formed a joint venture (the "Venture") to pursue its development rights. The Fund had a 47% interest in the Venture while BSRT owned the remaining 53%. This property consisted of 36,100 square feet of undeveloped land in downtown Washington, D.C. plus an approximately 55,900 square foot office building. The entire property was zoned for office development.

    On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as a reimbursement of expenses that the Venture incurred in anticipation of this transaction. Ultimately, the Venture received net sales proceeds of $1,828,900. On July 29, 1997, the Venture sold the remaining land and office building to an unaffiliated third party for $9,000,000 and received additional net sale proceeds of $8,469,821. The Fund's share of the gain on disposition recognized

                               SEMELE GROUP INC.
                   Notes to Consolidated Financial Statements
                                  (Continued)

by the Venture was $371,979 and is included in net income from operations of real estate venture for the three and nine months ended September 30, 1997 on the accompanying Consolidated Statements of Income and Expenses. During the nine months ended September 30, 1997, the Fund received aggregate distributions from the Venture of $4,713,101, including its allocation of such sales proceeds. At September 30, 1997, the Venture had no further ownership interest in the H Street Assemblage property.

6. Litigation

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

     The case arises from a failed development and a subsequent foreclosure filed by defendant CINB. The plaintiff contends, among other things, that CINB and BMC Westholme Corp. conspired with Anden to deprive the plaintiff of its interest in the Winding River project, damaging plaintiff's reputation as a homebuilder and causing it to lose business opportunities. The amount in controversy exceeds $6,000,000, although the Fund believes that if there is any liability to the plaintiffs in this matter, it rests with defendants other than BMC Westholme Corp. The case remains in the discovery phase. A significant amount of discovery, including depositions and document production, was concluded during the second and third quarters of 1997. A pre-trial order has been submitted by all parties. Factual discovery is now completed; expert depositions are underway and are anticipated to be concluded in December 1997. A motion for summary judgment was filed by CINB and is expected to be heard in January 1998. The Fund intends to join in that motion. The case is expected to be tried during the first quarter of 1998 unless it is resolved by the pending motion.

                               SEMELE GROUP INC.
                   Notes to Consolidated Financial Statements
                                  (Continued)

    The ultimate outcome of this matter cannot be determined at this time. However, in the opinion of management of the Fund, the eventual outcome of this matter will not have a material adverse effect on the financial position of the Fund. The financial statements do not include any adjustments for liability, if any, arising from this matter.

7. Exchange Agreement

    The Fund executed and delivered an Exchange Agreement dated as of April 30, 1997 (as amended as of August 7, 1997, the "Agreement") among the Fund, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), EFG and certain partnerships affiliated with EFG ("the Partnerships"). Pursuant to the Agreement, on April 30, 1997, the Fund issued to the Partnerships 1,987,000 shares of the Fund's common stock at the price of $1.50 per share. Cash proceeds received by the Fund, $2,655,500, were net of related costs of $325,000. The 1,987,000 shares are included in the total shares outstanding of the Fund when calculating Net Loss Per Share of Common Stock Based on the Weighted Average Number of Shares Outstanding. In addition, the Partnerships made a three-year loan (the "Loan") to the Fund in the amount of $4,419,500. These transactions are expected to provide capital to assist the Fund in a new growth-oriented business plan, which includes the development of the Fund's Rancho Malibu property.

    The Loan was initially disbursed into a segregated account, the proceeds of which were not available to the Fund until stockholder consent ("the Consent") was received related to certain stockholder proposals (see below). The interest rate on the Loan is equal to the interest rate earned on the proceeds of the Loan while such proceeds remain in the segregated account. If the stockholder consent is obtained, the Loan will be disbursed to the Fund, the interest rate will change to 10% per annum, the term will be fixed at three years and mandatory principal reductions will be required, if and to the extent net proceeds are received from the sale or refinancing of the Rancho Malibu property (see Note 10--Subsequent Events).

    The Agreement provided that the Fund would solicit its stockholders for proxies in connection with proposed changes in the Fund's Certificate of Incorporation and By-laws. Among the changes requested will be: (i) the election of a new Board of Directors nominated by EFG for terms of up to 3 years and an increase in the size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of the Fund, EFG or any affiliate; (ii) an amendment extending the Fund's life to perpetual and changing its name; (iii) an amendment designed to restrict or deter, to the extent legally permissible, the acquisition of more than 4.9% of the common stock of the Fund by any person in such a manner as would cause such person to become a 5% stockholder within the meaning of Section 382 (g) of the Internal Revenue Code; and (iv) any other amendment reasonably requested by EFG. If the aforesaid consent of the stockholders is obtained by December 31, 1997, the Fund intends to declare a one-time cash distribution to its stockholders of $0.20 per share (see Note 10--Subsequent Events).

    Pursuant to the Agreement, the Administrative Services Agreement between the Fund and BMC was amended to provide, among other things, for the immediate payment to BMC of the

                               SEMELE GROUP INC.
                    Notes to Consolidated Financial Statements
                                  (Continued)

termination fee required thereby in the amount of $251,823 and the transfer to BMC's designee of the Fund's ownership interest in BMC. Pursuant to the Agreement, the Fund also entered into a new Administrative Services Agreement with EFG (see Note 3--Transactions with Affiliates).

    As a result of the Agreement, Mr. Gary D. Engle, a principal of EFG, was added to the Fund's Board of Directors and Mr. James A. Coyne, also a principal of EFG, was named Chief Operating Officer of the Fund. The Consent of the stockholders was obtained and all proposals were adopted on October 21, 1997 (see Note 10--Subsequent Events).

8. Stock Options

    On May 8, 1997, the Fund retired 68,500 options to purchase shares of the Fund's common stock at a price of $0.20 per share or $13,700. The options were originally granted from 1994 to 1996 to certain members of management pursuant to the 1994 Executive and Directors Stock Option Plan at a weighted average price of $1.30 per share.

9. NASDAQ Proposed Change

    The Fund currently satisfies the conditions for continued inclusion on the NASDAQ National Market System as of the date hereof. The Board of Directors of NASDAQ, however, has proposed new rules regarding criteria for continued listing that the Fund has not consistently met, based on the Fund's stock price. If these rules are adopted, the Fund could be delisted from the NASDAQ National Market System. In such an event, the Fund would consider various changes in its capital structure to permit it to be listed again. There is no assurance that the Fund would be able to maintain its listing or be re-listed on the NASDAQ National Market System.

10. Subsequent Events

    On October 21, 1997, the Fund conducted its annual meeting of stockholders for the year ended December 31, 1996 ("Annual Meeting"). At the Annual Meeting, the stockholders approved an Amended and Restated Certificate of Incorporation ("Restated Certificate") and Amended and Restated By-laws ("Restated By-laws"). The Restated Certificate was filed on October 24, 1997 with the Delaware Secretary of State. The Restated Certificate, among other things, caused the name of the Fund to be changed to Semele Group Inc. ("Semele") and changed the Fund's life from finite to perpetual. The Restated By-laws, among other things, prohibit any person from acquiring more than 4.9% of the outstanding shares of Common Stock of the Fund. In addition, at the Annual Meeting, the stockholders of the Fund re-elected four directors and elected two new directors.

    On October 21, 1997, the Fund's Board of Directors declared a distribution of $0.20 per share to stockholders of record as of September 4, 1997 which will be paid on November 14, 1997. In addition, the loan proceeds which were not immediately available to the Fund (see Note 7--Exchange Agreement), were disbursed to the Fund.

                               SEMELE GROUP INC.
                    Notes to Consolidated Financial Statements
                                  (Continued)

     On November 10, 1997, Leonard Levine, the President of Semele, notified the Fund that he intended to resign, pursuant to his employment agreement. Mr. Levine advised the Fund that he anticipates entering into an employment agreement with Banyan Strategic Realty Trust ("BSRT") under which he would be required to devote substantially all of his time to BSRT. Gary D. Engle, a director of the Fund, was named Chairman and Chief Executive Officer. James
A. Coyne, currently Semele's Chief Operating Officer and a director was named President. Gary Romano, Executive Vice President of EFG will replace Joel Teglia as Chief Financial Officer. In addition, Craig Mills, an attorney with the law firm of Peabody & Brown, will replace Robert Higgins as Secretary. These changes will take effect concurrently with Mr. Levine's resignation, which will be effective not later than December 10, 1997. As a result of these changes and in order to consolidate costs, Semele will move its corporate office from Chicago to EFG's Stamford, Connecticut office.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

General

    The Fund was originally established to invest primarily in short-term, junior, predevelopment and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Fund. As a result of these defaults, the Fund suspended the making of new loans, except for advances of additional funds under circumstances in which it is deemed necessary to preserve the value of existing collateral, including instances where the Fund has foreclosed upon or taken title, directly or indirectly, to the collateral. The Fund also suspended distributions to stockholders. In 1990, the Fund implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. On February 25, 1997, the Directors of the Fund authorized management to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing stockholder value. The Fund executed and delivered an Exchange Agreement dated as of April 30, 1997 (as amended as of August 7, 1997, the "Agreement") among the Fund, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group Limited Partnership ("EFG") and certain partnerships affiliated with EFG ("the Partnerships"). Pursuant to the Agreement, the Fund issued to the Partnerships 1,987,000 shares of the Fund's common stock at the price of $1.50 per share. Cash proceeds received by the Fund, $2,655,500, were net of related costs of $325,000. In addition, the Partnerships made a three-year loan to the Fund in the amount of $4,419,500. These transactions are expected to provide capital to assist the Fund in a new growth-oriented business plan, which includes the development of the Fund's Rancho Malibu property.

    The Loan was initially disbursed into a segregated account, the proceeds of which were not available to the Fund until the stockholder consent ("the Consent") was received related to certain stockholder proposals. The Fund solicited its stockholders for proxies in connection with proposed changes in the Fund's Certificate of Incorporation and By-laws. Among the changes requested were: (i) the election of a new Board of Directors nominated by EFG for terms of up to 3 years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of the Fund, EFG or any affiliate; (ii) an amendment extending the Fund's life to perpetual and changing its name; (iii) an amendment designed to restrict or deter, to the extent legally permissible, the acquisition of more than 4.9% of the common stock of the Fund by any person in such a manner as would cause such person to become a 5% stockholder within the meaning of Section 382 (g) of the Internal Revenue Code; and (iv) any other amendment reasonably requested by EFG. The Consent of the stockholders was obtained and proposals including the changes described in (i) through (iii) above were adopted on October 21, 1997. See Note 10 to the financial statements for additional discussion.

    Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Fund's ability to successfully implement a new growth-oriented business plan and favorably resolve the litigations (see Notes 2, 6 and 7 to the financial statements). Actual results could differ materially from those projected in the forward-looking statements. The Fund undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

    The Fund currently holds an ownership interest in a 274-acre land parcel located in Southern California known as the Rancho Malibu property. In addition, the Fund's current loan portfolio consists of the Northholme Partners, Hemet IV and Lindfield Tract A loans.

Liquidity and Capital Resources

    Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at September 30, 1997 and December 31, 1996 was $6,934,413 and $145,335, respectively. This increase in total cash and cash equivalents of $6,789,078 is the result of cash generated through investing and financing activities of $5,335,289 and $2,655,500, respectively, offset by $1,201,711 cash used for operating activities.

    Cash Flow From Operating Activities: Net cash used in operating activities decreased by $153,726 for the nine months ended September 30, 1997 to $1,201,711 from $1,355,437 for the same period in 1996.

    Cash Flow From Investing Activities: For the nine months ended September 30, 1997, net cash provided by investing activities was $5,335,289 compared to $878,278 for the same period in 1996. This increase of $4,457,011 is due primarily to distributions from the investment in real estate venture of $4,713,101 (see below) and proceeds received from the sale of foreclosed real estate of $617,388 (see below) during the nine months ended September 30, 1997 compared to $271,757 of proceeds received from the disposition of Westholme assets during the same period in 1996. In addition, in 1996 the Fund received proceeds from sale of investment securities of $310,007, principal payments on investment securities of $316,939, and a principal payment of $88,000 relating to the Hemet Phase III promissory note.

    Cash Flow From Financing Activities: During the nine months ended September 30, 1997, net cash provided by financing activities was $2,655,500 resulting from the issuance of stock pursuant to the Exchange Agreement described above.

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

    As of September 30, 1997 and December 31, 1996, the Fund's mortgage loan portfolio consisted of three loans with a carrying value totaling $1,035,000. During the nine months ended September 30, 1997, the Fund received interest payments of $15,000 on the Lindfield Tract A purchase money mortgage note. For the nine months ended September 30, 1997 and 1996, the Fund recognized interest income on these loans totaling $29,694 and $51,050, respectively.

Results of Operations

Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996:

    Total income from lending and investing activities for the nine months ended September 30, 1997 increased to $115,580 from $54,019 for the nine months ended September 30, 1996. This increase is due primarily to an increase in income earned on investments. The increase in income on investments reflects an increase in cash available for investment resulting primarily from the issuance of stock and the sale of the Fund's investment in the real estate venture.

    Total expenses for the nine months ended September 30, 1997 decreased to $1,342,060 from $1,554,706 for the nine months ended September 30, 1996. This decrease of $212,646 for the nine months ended September 30, 1997 when compared to the same period in 1996 is due to a decrease of $630,213 in total expenses from property operating activities offset by an increase of $417,567 in total other expenses. The decrease in total property operating expenses is due primarily to the recognition of net income from operations of the real estate venture of $412,236, relating to the Fund's interest in the H Street property, for the nine months ended September 30, 1997 as compared to a net loss of $68,607 for the same period in 1996. See discussion below for further details regarding the operating results and sale of the H Street property. Further contributing to the decrease in total property operating expenses is a decrease in net loss from operations of foreclosed real estate held for sale of $213,073. The decrease in the net loss from operations of foreclosed real estate held for sale is due to a reduction in legal and entitlement costs relating to the Rancho Malibu property subsequent to the approval of the project by the Los Angeles County Board of Supervisors (see Note 2 to the financial statements). Partially offsetting the decrease in total property operating expenses was the recognition of a net loss of $32,612 from disposition of the foreclosed real estate held for sale during the nine months ended September 30, 1997, compared to a net gain of $31,091 during the same period in 1996 (see discussion below). The increase in total other expenses is due primarily to increases in general and administrative expenses and other professional fees. The increase in general and administrative expenses reflects a termination fee of $251,823 paid to Banyan Management Corp. ("BMC") in connection with the Exchange Agreement (see Note 7 to the financial statements) and incentive compensation accrued in connection with the H-Street sale offset by a reduction in recurring expenses of BMC resulting from a reduction in time spent by BMC personnel on Fund related matters. Other professional fees increased due primarily to legal costs related to the Westholme litigation (see Note 6 to the financial statements) and costs incurred to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing stockholder value.

    During the nine months ended September 30, 1997, the Fund recorded net income of $412,236 from the operations of a real estate venture as compared to a net loss of $68,607 for the same period in 1996. This net income (loss) reflects the Fund's 47% interest in the H Street Venture (the "Venture"). The Venture owned an office building with approximately 55,900 square feet of gross leasable area (the "Victor Building") and an adjacent land parcel consisting of 36,100 square feet (the "H Street Assemblage") located in Washington, D.C. On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as a reimbursement of expenses that the Venture incurred in anticipation of this transaction. Ultimately, the Venture received net sales proceeds of $1,828,900. On July 29, 1997, the Venture sold the remaining land and office building to an unaffiliated third party for $9,000,000 and received additional net sale proceeds of $8,469,821. The Fund's share of the gain on disposition recognized by the Venture was $371,979 and is included in net income from operations of real estate venture for the three and nine months ended September 30, 1997 on the accompanying Consolidated Statements of Income and Expenses. During the nine months ended September 30, 1997, the Fund received aggregate distributions from the Venture of $4,713,101, including its allocation of such sales proceeds. At September 30, 1997, the Venture had no further ownership interest in the H Street Assemblage property.

    On June 23, 1997, the Fund sold the Lindfield Tract D property, having a carrying value of $650,000, to an unaffiliated third party for a purchase price of $675,000. Cash proceeds received, net of transaction costs, were $617,388 resulting in a loss on disposition of $32,612 for financial reporting purposes. During the nine months ended September 30, 1996, the Fund recognized a net gain from the disposition of its interest in the Hemet Phase III property of $31,091.

    The above discussed changes resulted in a decrease in the net loss for the nine months ended September 30, 1997 to $1,226,480 ($0.11 per share) from $1,500,687 ($0.15 per share) for the nine months ended September 30, 1996. On April 30, 1997, the Fund issued 1,987,000 shares of stock. As a result, the net loss per share for the nine months ended September 30, 1997 is based on the weighted average number of shares outstanding during the period of 11,057,293 as compared to 9,936,421 for the same period in 1996.

Three months ended September 30, 1997 compared to the three months ended September 30, 1996:

    Total income from lending and investing activities for the three months ended September 30, 1997 increased to $71,475 from $21,123 for the three months ended September 30, 1996. This increase is due primarily to an increase in income earned on investments. The increase in income on investments reflects an increase in cash available for investment resulting primarily from the issuance of stock and the sale of the Fund's investment in the real estate venture.

    Total expenses for the three months ended September 30, 1997 decreased to $157,849 from $340,446 for the three months ended September 30, 1996. This decrease of $182,597 for the three months ended September 30, 1997 when compared to the same period in 1996 is due to a decrease of $355,245 in total expenses from property operating activities offset by an increase of $172,648 in total other expenses. The decrease in total property operating expenses is due primarily to the recognition of net income from operations of the real estate venture of $367,203, relating to the Fund's interest in the H Street property, for the three months ended September 30, 1997 as compared to $17,424 for the same period in 1996. See discussion above for further details regarding the operating results and sale of the H Street property. The increase in total other expenses is due primarily to increases in general and administrative expenses and stockholder expenses. General and administrative expenses increased during the three months ended September 30, 1997 as compared to the same period in 1996 due to incentive compensation accrued in connection with the H-Street sale and executive compensation. Stockholder expenses increased during the three months ended September 30, 1997 as compared to the same period in 1996 due to costs incurred in connection with obtaining the stockholder consent to, among other things, change the Fund's Certificate of Incorporation and By-laws as discussed above.

    The above discussed changes resulted in a decrease in the net loss for the three months ended September 30, 1997 to $86,374 ($0.01 per share) from $319,323 ($0.03 per share) for the three months ended September 30, 1996.

    On a quarterly basis, management reviews the mortgage loans in the Fund's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including management's analyses of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Fund's portfolio. Management also reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. Management has determined that no reductions are necessary for the three and nine months ended September 30, 1997.

Litigation

    In connection with the Fund's interest in a joint venture which owns a 274-acre land parcel known as the Rancho Malibu property ("the Venture"), the Venture has been engaged in zoning and entitlement activities which have been opposed by the City of Malibu and various citizen groups. During the nine months ended September 30, 1997, the Venture incurred approximately $448,000 in costs in connection with Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Fund, were included in total expenses from property operating activities on the Fund's consolidated statements of income and expenses. See Note 2 to the financial statements.

    The Fund continues to be engaged in litigation involving a real estate development project known as "Winding River". The ultimate outcome of this matter cannot be determined at this time. However, in the opinion of management of the Fund, the eventual outcome of this matter will not have a material adverse effect on the financial position of the Fund. The financial statements do not include any adjustments for liability, if any, arising from this matter. See Note 6 to the financial statements.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 2 and 6 to the Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

    The Registrant's annual meeting of stockholders was held on October 21, 1997. At the Meeting the following nominees for Director were elected and the following proposals were approved:

    1. Election of Directors:

                                                      NUMBER OF SHARES
                                                    ---------------------
                                                       FOR      WITHHELD
                                                    ----------  ---------
Walter E. Auch....................................   8,212,406    357,875
Gerald L. Nudo....................................   8,242,496    327,785
Robert M. Ungerleider.............................   8,234,362    335,919
Gary D. Engle.....................................   8,235,672    334,609
Joseph W. Bartlett................................   8,236,297    333,984
James A. Coyne....................................   8,237,920    332,361

    2. Approval of Independent Auditors:

                                                          NUMBER OF SHARES
                                                         -----------------
For....................................................       8,287,127
Against................................................         102,851
Abstain................................................         180,303
Non-Vote...............................................               0

    3. Approval of the Restated Certificate of Incorporation:

                                                       NUMBER OF SHARES
                                                      -----------------
For....................................................       6,402,408
Against................................................         228,140
Abstain................................................         276,321
Non-Vot................................................       1,663,412

    4. Approval of the Amended and Restated By-laws:

                                                       NUMBER OF SHARES
                                                      -----------------
For....................................................       6,403,098
Against................................................         227,148
Abstain................................................         283,350
Non-Vote...............................................       1,656,685

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibit Index

    The following exhibit is filed as part of this Report:


Exhibit
Number      Description
-------     -----------
(4)        Form of new stock certificate

    The following exhibits are incorporated by reference from the Fund's Quarterly Report on Form 10-QSB for the period ended June 30, 1997:

Exhibit
Number      Description
---------  -------------
(10)       Material Contracts

           (i) Third Amended and Restated Employment Agreement for
               Leonard G. Levine dated May 1, 1997

           (ii) Amendment No. 1 to Exchange Agreement dated August 7, 1997

    The following exhibits are incorporated by reference from the Fund's Quarterly Report on Form 10-QSB for the period ended March 31, 1997:

Exhibit
Number     DESCRIPTION
---------  -----------
(10)       Material Contracts

           (i) Exchange Agreement dated as of April 30, 1997 by and among AFG
               Hato Arrow Limited Partnership, AFG Dove Arrow Limited
               Partnership, AIP/Larkfield Limited Partnership, Equis Exchange
               LLC, Equis Financial Group Limited Partnership and the
               Registrant and related exhibits.

    The following exhibits are incorporated by reference from the Fund's Annual Report on Form 10-KSB for the year ended December 31, 1996:

Exhibit
Number     Description
---------  -----------
(10)       Material Contracts
           (i) Directors Stock Option Agreement dated July 15, 1994

           (ii) Executive Stock Option Agreements dated July 1, 1994, July 11,
                1995 and April 16, 1996

(21)       Subsidiaries of the Fund

    (b) Reports on Form 8-K

    A current report on Form 8-K dated October 21, 1997 was filed by the Registrant on October 29, 1997 with the Securities and Exchange Commission. The Restated Certificate of Incorporation, Restated By-laws and Press Release dated October 21, 1997 were filed as part of this Report.

Exhibit
Number      Description
---------  ------------
(3)(i)     Restated Certificate of Incorporation

(3)(ii)    Amended and Restated By-Laws

(99.1)     Press Release dated October 21, 1997

                                   SIGNATURES

    PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMELE GROUP INC.


By: /s/ Leonard G. Levine                     Date: November 14, 1997
   -------------------------------
   Leonard G. Levine, President


By: /s/ Joel L. Teglia                        Date: November 14, 1997
   -----------------------------
   Joel L. Teglia, Vice President
   and Chief Financial Officer