Form 10KSB
period 1997-12-31
SEMELE GROUP INC
filed 1998-03-30
CIK 812914

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 Form 10-KSB

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.

                        Commission File Number 0-16886

                              SEMELE GROUP INC.
                              -----------------
                (Name of Small Business Issuer in its charter)

      Delaware                                           36-3465422
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

   One Canterbury Green, Stamford, Connecticut             06901
   (Address of principal executive offices)              (Zip Code)

   Issuer's telephone number                           (203) 363-0849

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

YES  X .  NO     .
    ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 1997 were $229,841. Shares of common stock outstanding as of March 2, 1998: 11,923,421. The aggregate market value of the Issuer's shares of common stock held by non-affiliates on such date was approximately $6,674,602.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1997 (Part I and II)

         Transitional Small Business Disclosure Format: YES    . NO  X .
                                                            ---     ---

                              TABLE OF CONTENTS

------------------------------------------------------------------------------

                                     PART I
ITEM 1    DESCRIPTION OF BUSINESS                                            1

ITEM 2    DESCRIPTION OF PROPERTY                                            2

ITEM 3    LEGAL PROCEEDINGS                                                  2

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                2

                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           3

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          OR PLAN OF OPERATION                                               3

ITEM 7    FINANCIAL STATEMENTS                                               3

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           4

                                    PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS       5

ITEM 10   EXECUTIVE COMPENSATION                                             6

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    11

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    12

ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  14

SIGNATURES                                                                  16

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS OPERATION

      The Issuer, Semele Group Inc. (the "Company"), formerly known as Banyan Strategic Land Fund II, is a Delaware corporation, organized pursuant to a Certificate of Incorporation filed on April 14, 1987 under the name VMS Strategic Land Fund II.

      The Company was originally established to invest primarily in short-term, junior, pre-development and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Company. As a result of these defaults, the Company suspended the making of new loans, except for advances of additional funds under circumstances in which it was deemed necessary to preserve the value of existing collateral, including instances where it had foreclosed upon or taken title, directly or indirectly, to the collateral. In 1990, the Company implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. On February 25, 1997, the Directors of the Company authorized management to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing stockholder value. The Company executed and delivered an Exchange Agreement dated April 30, 1997 (as amended as of August 7, 1997, the "Agreement") among the Company, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group Limited Partnership ("EFG") and certain partnerships affiliated with EFG ("the Partnerships"). Pursuant to the Agreement, the Company issued to the Partnerships 1,987,000 shares of the Company's common stock at the price of $1.50 per share. Cash proceeds received by the Company, $2,480,500, were net of related costs of $500,000. In addition, the Partnerships made a three-year loan to the Company in the amount of $4,419,500. These transactions are intended to provide capital to assist the Company in a new growth-oriented business plan, which includes the development of the Company's property known as Rancho Malibu.

      The Loan was initially disbursed into a segregated account, the proceeds of which were not available to the Company until stockholder consent to certain proposals ("the Consent") was obtained. The transaction also called for a one time $0.20 per share cash dividend to be paid in the event the stockholder proposals were approved. The Company solicited its stockholders for proxies in connection with proposed changes in the Company's Certificate of Incorporation and By-laws. Among the principal changes requested were: (i) the election of new Directors nominated by EFG for terms of up to 3 years and an increase in size of the Board of Directors (the "Board") to as many as nine members, provided a majority of the Board shall consist of members independent of the Company, EFG or any affiliate; (ii) an amendment extending the Company's life to perpetual and changing its name and (iii) an amendment designed to restrict or deter, to the extent legally permissible, the acquisition of more than 4.9% of the common stock of the Company by any person in such a manner as would cause such person to become a 5% stockholder within the meaning of Section 382 (g) of the Internal Revenue Code. The Consent of the stockholders was obtained and proposals including the changes described in (i) through (iii) above were adopted on October 21, 1997.

      The Company's business plan contemplates making acquisitions or other investments where its sizable net operating loss carryforward can make it a value added buyer.

      Certain statements in this annual report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Company's ability to successfully implement a new growth-oriented business plan and favorably resolve certain litigation (see Notes 3 and 11 to the Consolidated Financial Statements). Actual results could differ materially from those projected in the forward-looking statements.

      The Company currently holds an ownership interest in a 274 acre land parcel in Southern California known as the Rancho Malibu property. The Company's investment in the Rancho Malibu property is not subject to any competition. The Company also holds a 0.3% beneficial interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Company, which holds interests in various assets. In addition, the Company has two loans referred to as Hemet IV and Lindfield Tract A (See
Note 2 to the Consolidated Financial Statements).

OTHER INFORMATION

      The Company has two employees who serve as directors and executive officers.

      On February 23, 1998, new requirements for continued inclusion on the NASDAQ National Market became effective. The Company has not consistently met the new bid price criteria for continued listing based on the Company's stock price. The minimum bid price for a security on the NASDAQ National Market is $1.00 (See Item 5). The Company has until May 23, 1998 (unless otherwise extended) to comply with this standard. If the security does not comply within such period, the Company could be delisted from the NASDAQ National Market. The Company is considering various changes in its capital structure to permit continued listing. There is no assurance that the Company will be able to maintain its listing or be re-listed on the NASDAQ National Market.

      The Company reviews and monitors compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1997, the Company did not incur any material environmental expenditures nor does it anticipate that such expenditures will be significant for the year ended December 31, 1998.

      On March 20, 1996, the Company notified the Internal Revenue Service of its intent to revoke its tax election to be treated as a real estate investment trust ("REIT") under section 856(c) (1) of the Internal Revenue Code of 1986, as amended, in order to avoid the adverse tax effects associated with the potential disposition or development of its real estate assets for which a REIT structure is not intended. Pursuant to the revocation of tax election 856(c) (1), effective January 1, 1996, the Company became taxable as a "C" corporation and therefore is no longer required to meet certain pre-determined distribution, asset and income requirements. As of December 31, 1997, the Company had net operating loss carry forwards of approximately $83,995,000.

ITEM 2. DESCRIPTION OF PROPERTY

      Incorporated herein by reference to Note 3 to the Consolidated Financial Statements in the 1997 annual report.

ITEM 3. LEGAL PROCEEDINGS

      Incorporated herein by reference to Notes 3 and 11 to the Consolidated Financial Statements in the 1997 annual report.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Incorporated herein by reference to Item 4 of the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's shares are included for quotation on the NASDAQ National Market (symbol - VSLF). The table below shows the quarterly high and low bid prices as reported by NASDAQ National Market for the years ended December 31, 1997 and 1996:


                  Quarter               Share Price
                                  ------------------------
                  Ended              1997        1996
                  3/31     High     $1.125      $ 1.406

                           Low      $0.906      $ 1.250

                  6/30     High     $1.000      $ 1.350
                           Low      $0.813      $ 1.234

                  9/30     High     $1.250      $ 1.375
                           Low      $0.688      $ 1.234

                  12/31    High     $1.250      $ 1.250
                           Low      $0.406      $ 0.813

      In connection with the Consent of the stockholders (described in Item 1), the Company declared a one-time cash dividend to its stockholders of $0.20 per share during the fourth quarter of 1997. The Company had not paid a dividend to its stockholders since 1990 as a result of the defaults by borrowers on the Company's mortgage loans, the resultant interruption in the Company's cash flow, the uncertainties regarding its assets and the Company's future cash requirements. The Company will continue to periodically evaluate its distribution policy as cash proceeds are recovered from the disposition of its assets, however, the Company's management currently does not anticipate additional dividends in the foreseeable future.

      The Company's ability to pay future dividends to its stockholders is dependent upon, among other things: (i) the level of liquidity required to successfully implement a new growth oriented business plan; (ii) the Company's ability to favorably resolve the La Chusa litigation (See Note 3 to the Consolidated Financial Statements) which impacts the Rancho Malibu property; and
(iii) the Company's ability to control its property level and Company level operating expenses.

      At March 2, 1998, there were 6,222 record holders of the Company's shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

      Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in the 1997 annual report.

ITEM 7. FINANCIAL STATEMENTS

      Incorporated herein by reference to the Company's Consolidated Financial Statements included in the 1997 annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in, or disagreements with, the accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The directors and executive officers of the Company are:

Walter E. Auch, Sr.          Director
Gerald L. Nudo               Director
Robert M. Ungerleider        Director
Joseph W. Bartlett           Director
Gary D. Engle                Chairman, Chief Executive Officer and Director
James A. Coyne               President, Chief Operating Officer and Director
Gary M. Romano               Chief Financial Officer
Michael J. Butterfield       Treasurer

      WALTER E. AUCH, SR., age 75, was the Chairman and Chief Executive Officer of the Chicago Board Options Exchange. Prior to that time, Mr. Auch was Executive Vice President, Director and a member of the executive committee of Paine Webber. Mr. Auch is a Director of Pimco Advisors L.P., Geotek Communications, Inc., Smith Barney Concert Series Funds, Smith Barney Trak Fund, The Brinson Partners Funds, and Nicholas Applegate Funds. He is also a Trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a Director of the Company since 1987. Mr. Auch is also a Trustee of Banyan Strategic Realty Trust and a Director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) and Banyan Management Corp.

      GERALD L. NUDO, age 48, has been a Vice President at Draper & Kramer, Inc., a Chicago-based real estate management and development company, since 1997. From 1990 to 1997, Mr. Nudo was a Senior Vice President of Mesirow Realty Finance, Inc., a subsidiary of Mesirow Financial Corp. Mr. Nudo received his Bachelor of Science Degree from Northwestern University and his Masters Degree in Business Administration from the University of Chicago Graduate School of Business. Mr. Nudo is also a Certified Public Accountant and a licensed real estate broker in Illinois. Mr. Nudo has been a Director of the Company since 1987.

      ROBERT M. UNGERLEIDER, age 56, is presently the President of Pilot Books, a book publisher located in Greenport, New York. Mr. Ungerleider has founded, developed and sold a number of start-up ventures including Verifone Finance, an equipment leasing service, SmartPage, a paging service company and Financial Risk Underwriting Agency, Inc., an insurance firm specializing in financial guarantee transactions. Prior to these endeavors, Mr. Ungerleider practiced real estate and corporate law in New York City for ten years. Mr. Ungerleider received his B. A. Degree from Colgate University and his Law Degree from Columbia University Law School. Mr. Ungerleider has been a Director of the Company since 1987. Mr. Ungerleider is also a Director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) and Banyan Management Corp. and is counsel to the law firm of Lane Felcher Kurlander & Fox.

      JOSEPH W. BARTLETT, age 64, is a partner in the law firm of Morrison & Foerster LLP, which he joined in March 1996. From July 1991 until March 1996 he was a partner in the law firm of Mayer, Brown & Platt. Mr. Bartlett is also a Director of Cyrk, Inc., which designs, manufactures and distributes products for promotional programs and custom-designed sports apparel and accessories. Mr. Bartlett became a Director of the Company in October 1997.

      GARY D. ENGLE, age 49, is Chairman and Chief Executive Officer of the Company since November 1997. Mr. Engle is President and Chief Executive Officer of EFG, which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December, 1994. He is also President of AFG Realty, Inc. From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company, with principal offices in Florida. From 1980 to 1987, Mr. Engle served in various capacities with Arvida Disney Company, a large scale community real estate development company owned by the Walt Disney Company with real estate development projects worldwide. Mr. Engle became a Director of the Company in May 1997.

      JAMES A. COYNE, age 37, is President and Chief Operating Officer of the Company since 1997. Mr. Coyne is Senior Vice President/Capital Markets of EFG and is also Vice President of AFG Realty Inc., an affiliate of EFG. He is responsible for EFG's real estate activities in both the United States and Australia. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994 immediately prior to the change in control. From May 1993 through November 1994 he was with the Raymond Company, a private investment firm, where he was responsible for obtaining financing for corporate and real estate acquisitions. Mr. Coyne became a Director of the Company in October 1997.

      GARY M. ROMANO, 38, is Chief Financial Officer of the Company since November 1997. Mr. Romano is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates. Mr. Romano joined EFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

      MICHAEL J. BUTTERFIELD, 38, is Treasurer of the Company since November 1997. Mr. Butterfield is Vice President, Finance and Treasurer of EFG and certain of its affiliates. Mr. Butterfield joined EFG in June 1992, and was appointed Vice President, Finance and Treasurer in April 1996. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (U.K.) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

ITEM 10. EXECUTIVE COMPENSATION

A.  DIRECTOR COMPENSATION

      The Directors are paid an annual fee of $15,000, payable quarterly, plus $875 for each board meeting, including meetings of the compensation and audit committees, attended in person and $250 an hour for each board meeting, including meetings of the compensation and audit committees, attended via telephonic conference call. In addition, each Director is reimbursed for out-of-pocket expenses incurred in attending meetings of the board.

B.  EXECUTIVE COMPENSATION

      Compensation paid to Mr. Engle for the year ended December 31, 1997, and to Mr. Levine, the former President and Chief Executive Officer of the Company, for the years ended December 31, 1997, 1996 and 1995 is as follows:

                             Annual Compensation(1)

                                                                  Other Annual
                             Year     Salary       Bonus (3)      Compensation
                                     -----------  -------------  -------------
Gary D. Engle, (2)           1997        48,383            n/a           n/a
Chairman and
Chief Executive
Officer

Leonard G. Levine,           1997       111,926   $      7,164           n/a
Former President and Chief   1996       108,141   $    217,135           n/a
Executive Officer            1995       105,605   $     27,612           n/a

                                              Long-Term Compensation (1)

                                           Awards               Payouts
                                   ---------------------   ---------------------
                                   Restricted
                                     Stock      Options/    LTIP      All Other
                             Year    Awards     SARSs (#)  Payouts  Compensation
                             ----    ------     ---------  -------  ------------
Gary D. Engle, (2)           1997       n/a        n/a       n/a           n/a
Chairman and
Chief Executive
Officer

Leonard G. Levine,           1997       n/a        n/a       n/a     $ 400,000
Former President and Chief   1996       n/a        n/a       n/a           n/a
Executive Officer            1995   (19,606)       n/a       n/a           n/a

(1) Total compensation for each of the next three highest paid executive officers did not exceed $100,000 in 1997, 1996 or 1995.

(2) Mr. Engle became Chairman and Chief Executive Officer on November 10, 1997, following Mr. Levine's resignation.

(3) Pursuant to Mr. Levine's employment agreement the incentive amounts which were earned in 1996, 1995 and 1994 were paid or awarded to him by the Company in 1997, 1996 and 1995, respectively.

      Mr. Engle serves as Chief Executive Officer of the Company pursuant to an Executive Employment Agreement dated November 10, 1997, and Mr. Coyne serves as Chief Operating Officer of the Company pursuant to an Executive Employment Agreement dated May 1, 1997. The provisions of the two Agreements (the "Agreements") are identical.

      Pursuant to the Agreements, the Company paid each executive a base salary of $48,383 for services rendered to the Company in 1997. For 1998 and thereafter, the Agreements provide that the Company will pay each executive a base salary at the rate of not less than $120,000 per year, subject to adjustment by the Board of Directors based upon performance by the executive of his duties and the financial performance of the Company. Under the Agreements, each executive is also entitled to receive such incentive or performance cash bonuses as the Board may determine from time to time.

      The Agreements provide that the executives' salary under the Agreements will be deferred under an Incentive Compensation Plan that the Company will establish for the executives, unless the executive in any prospective period elects to have such salary paid to him directly. Pursuant to the Agreements and the Incentive Plan, each executive deferred $48,383 of base salary for 1997, which is being held for his account in the form of 77,413 shares of Common Stock under a rabbi trust established by the Company in connection with the Incentive Plan. Such number of shares of Common Stock was determined under the Incentive Plan by dividing the dollar amount of the salary deferred by $0.625, the closing price of a share of the Company's Common Stock on December 30, 1997, the effective date of the Incentive Plan. For 1998 and thereafter, such shares of Common Stock will be determined under the Incentive Plan by dividing the dollar amount of the salary deferred each month by the average of the closing prices of a share of the Company's Common Stock for the last ten trading days of the month.

      The Agreements also provide for the grant of 400,000 options to each executive, subject to approval by the stockholders of certain amendments to the Company's Option Plan. Incentive stock options to purchase 400,000 shares of Common Stock of the Company at an exercise price of $0.925 per share, subject to stockholder approval of the amended Option Plan, were granted to each executive on December 30, 1997. One-third of such options vest on each anniversary of the date of grant, subject to acceleration in the event of a Change-in-Control, which is defined as an occurrence whereby (i) any person, partnership, corporation, entity or group (as such term is used in the Exchange Act), in a single transaction or series of related transactions, directly or indirectly, acquires beneficial ownership of more than 50 percent of the Company's securities or substantially all of the Company's assets, or (ii) individuals who were members of the Board immediately prior to a meeting of stockholders involving a contest for directors do not constitute a majority of the Board following such election or (iii) the executive fails to be elected or re-elected to the Board, unless the executive was not nominated with his consent.

      Additional benefits to which the executives are entitled under the Agreements include such amount of paid vacation per calendar year and such health, life and disability insurance protection as the executive reasonably requests.

      Each Agreement extends until December 31, 2000, and thereafter is renewed for additional one-year terms unless either party gives written notice to the other not less than 30 days prior to the end of the original term or any renewal term that the party does not wish to renew the Agreement. The Company may terminate the Agreements for cause, and the executive may terminate his Agreement at any time upon 60 days' prior written notice. In addition, the executive may terminate his Agreement effective immediately within 60 days of a Change-in-Control, and in that event the Company must continue the executive's salary and fringe benefits under his Agreement and his incentive compensation under the Incentive Plan for a period of 18 months. If the Company terminates an executive or the Company elects not to renew an executive's Agreement within 24 months following a Change-in-Control, the Company must pay to the executive in a lump sum an amount equal to the greater of (i) three times the base salary paid to the executive in the 36 months preceding the Change-in-Control and (ii) the base salary due to be paid the executive through the end of the term (or renewal term) of his Agreement. If the Company terminates the employment of an executive without cause, all payments under his Agreement continue through the end of the then term. If the Company elects not to renew an executive's Agreement at the end of the original term or any renewal term, the executive will receive a termination settlement equal to 12 months' salary and will continue to receive insurance benefits for 12 months, unless such non-renewal occurs within 24 months following a Change-in-Control, in which event the executive will receive the benefits he would have received if he had terminated the Agreement following a Change-in-Control. Upon termination of an Agreement voluntarily by an executive, upon the election by the executive not to renew his Agreement or by the Company for cause, all payments and benefits under the Agreement cease on the date of termination.

      Until November 10, 1997, Mr. Levine served as Chief Executive Officer of the Company pursuant to an employment agreement entered into on January 1, 1990 , which was amended and restated effective May 1, 1997 (together, the "Levine Agreement"). Under the Levine Agreement, Mr. Levine was paid a salary for the calendar year 1997 equal to $111,926 per year.

      Under the Levine Agreement, Mr. Levine received incentive compensation under an incentive program included in the agreement, calculated as follows: (i) 1.00% of the Company's collateralized claims which were converted into cash;
(ii) 3.00% of the Company's unsecured claims which were converted into cash;
(iii) 0.1% of all cash distributions of capital; and (iv) 0.14% of all distributions of income to stockholders of the Company. Pursuant to the Levine Agreement, incentive earned was paid 80% in cash on or before March 15th of the following year and 20% in phantom stock rights (the "Phantom Stock").

      The number of shares of Phantom Stock issued to Mr. Levine was equal to 20% of the incentive compensation earned divided by the average closing price of a share of Common Stock of the Company for the five business days ended on December 31 of the calendar year for which the incentive compensation was earned. Mr. Levine also received, in cash, distributions in respect of the Phantom Stock at the same rate that dividends, if any, were paid on the Common Stock. On the Vesting Date, as defined below, upon notice to Mr. Levine the Company could elect to convert each share of Phantom Stock, into one share of Common Stock. If the Company did not elect to convert the Phantom Stock, on or within 30 days of the Vesting Date the Company was to pay Mr. Levine in cash the value of the Phantom Stock on the Vesting Date, determined by multiplying the number of Phantom Shares by the average closing price of a share of the Company's Common Stock for the five business days ended on the Vesting Date. The Vesting Date was the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Company without just cause; or
(iii) the permanent disability or death of Mr. Levine.

      On April 1, 1997, March 1, 1996 and March 24, 1995, Mr. Levine was paid
(i) $7,164, $217,135 and $27,612, respectively, in cash, representing 80% of his incentive compensation earned for the fiscal years ended December 31, 1996, 1995 and 1994, respectively; and (ii) received 1,910 shares, 43,083 shares and 6,136 shares, respectively, of Phantom Stock, representing 20% of the incentive compensation earned for those years. The value of the Phantom Stock on the date of grant was $0.9375 per share or $1,790 for shares issued in 1997, $1.26 per share or $54,284 for shares issued in 1996 and $1.125 per share or $6,903 for shares issued in 1995. In 1995, shares of Common Stock having a value of $19,606, which had been issued to Mr. Levine in 1994 and represented 20% of his incentive compensation for 1993, were returned to the Company and canceled in connection with an amendment to the Levine Agreement which substituted the issuance of Phantom Stock for the issuance of actual shares of Common Stock.

      Under the Levine Agreement, Mr. Levine received a termination fee of $400,000 in connection with the termination of his employment, and all of his Phantom Shares were forfeited by him.

C. EXECUTIVE AND DIRECTORS STOCK OPTION PLAN

   On June 30, 1994, the stockholders approved and adopted the 1994 Executive and Directors Stock Option Plan (the "Plan"). As originally adopted, the Plan authorized the grant of non-statutory stock options only. On December 30, 1997, the Board of Directors of the Company adopted, subject to stockholder approval at the 1998 Annual Meeting of Stockholders, an amendment to the Plan to permit the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The Plan granted the Board of Directors the authority to issue up to 1,000,000 shares of the Company's common stock for stock option awards. The Plan consists of an Executive Option Grant Program and a Director Option Grant Program. Under the Director Option Grant Program, each of Gerald L. Nudo, Robert M. Ungerleider, and Walter E. Auch, Sr., in consideration of their length of service on the Board, received an option to acquire 50,000 shares. The exercise price of the options initially granted to the Board of Directors on July 15, 1994 under the Director Option Grant Program was $1.125. The exercise price was reduced to $0.925 by a vote of the Board of Directors on December 30, 1997. No executive is eligible to receive options under the Director Option Grant Program.

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

   Options are not transferable except by will or by the laws of descent and distribution, and are exercisable during an optionee's lifetime only by the optionee or the appointed guardian or legal representative of the optionee. Upon the: (a) death or permanent and total disability of an optionee; or (b) retirement in accord with the Company's retirement practices, any unexercised options will be exercisable at any time within one year in the case of (a) and ninety days in the case of (b) (but in no case beyond the expiration date specified in the Option Agreement). If, while unexercised options remain outstanding under the Plan, the Company ceases to be a publicly-traded company, or if the Company merges with another entity or a similar event occurs, all options outstanding under the Plan shall immediately become exercisable at that time.

   The Plan requires the optionee to pay, at the time of exercise, for all shares acquired on exercise in cash, shares, or in the case of the Executive Option Program, other forms of consideration acceptable to the Board.

   If the Company declares a stock dividend, splits its stock, combines or exchanges its shares, or engages in any other transactions which results in a change in capital structure such as a merger, consolidation, dissolution, liquidation or similar transaction, the Board may adjust or substitute, as the case may be, the number of shares available for options under the Plan, the number of shares covered by outstanding options, the exercise price per share of outstanding options, any target price levels for vesting of the options and any other characteristics of the options as the Board deems necessary to equitably reflect the effects of those changes on the option holders.

   The Board granted 90,000 options on each of April 16, 1996, July 11, 1995 and January 18, 1994 (270,000 options in total) to management under the Plan, at a price equal to the closing price of the Company's stock as reported by NASDAQ on the day of the grant of options ($1.25 per share at April 16, 1996, $1.50 per share at July 11, 1995 and $1.125 per share at January 18, 1994).

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

   During 1997, the Company's executives who held unexercised options issued under the Executive Plan agreed to cancel and surrender these options in consideration of the Company paying each holder $0.20 in cash for each share of Common Stock subject to such holder's options. The Company retired 68,500 options to purchase shares of the Company's common stock at a price of $0.20 per share or $13,700. The options held by Mr. Levine (180,000 options), were canceled and surrendered in connection with his resignation. Options granted pursuant to the Director Option Grant Program (150,000 options in total) were outstanding and exercisable at December 31, 1997.

   On December 30, 1997, the Board voted to grant nonstatutory stock options for 50,000 shares at an exercise price of $0.925 per share to Joseph W. Bartlett under the Director Option Grant Program and incentive stock options for 400,000 shares at an exercise price of $0.925 per share to each of Gary D. Engle and James A. Coyne under the Executive Option Grant Program. These grants are subject to approval by the stockholders at the 1998 Annual Meeting. On December 30, 1997, the effective date of the grant of the options (subject to stockholder approval), the closing price for a share of the Company's Common Stock as reported by NASDAQ was $0.625.

   Stock Options granted (subject to stockholder approval) or exercised under the Option Plan by executive officers named in the executive compensation table for the year ended December 31, 1997, are as follows:

                     STOCK OPTION GRANTS IN 1997 FISCAL YEAR

                Number of Securities    % of Total Options
                     Underlying        Granted to Employees   Exercise or      Expiration
Name               Options Granted        in Fiscal Year       Base Price         Date
----               ---------------        --------------       ----------     ------------
Gary D. Engle          400,000                  50%             $0.925        Dec. 30, 2007

                AGGREGATED STOCK OPTION EXERCISES DURING 1997
                       AND DECEMBER 1997 OPTION VALUES

                                                 Number of Securities
                                                Underlying Unexercised    Value of Unexercised
                                                       Options            In-the-Money Options
                                                    at December 31            at December 31
                  Shares Acquired     Value          Exercisable/             Exercisable/
Name                 on Exercise     Realized        Unexercisable            Unexercisable
----                 -----------     --------        -------------            -------------
Gary D. Engle          None             $0           None/400,000               n/a / n/a

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial owners of Common Stock as of March 2, 1998 by: (i) each person or entity who is known by the Company to own more than five percent of the Common Stock (together with such person's address); (ii) each director and each executive officer of the Company named in the executive compensation table; and (iii) all current directors and officers as a group. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares of Common Stock that are not outstanding but may be acquired by that person or entity upon exercise of all options and warrants exercisable by that person or entity within 60 days. However, such shares of Common Stock are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person or entity. Messrs. Bartlett, Romano and Butterfield do not own any shares of Common Stock of the Company.

Name of Person or Entity                     Number of Shares           Percent of Total Shares
------------------------                     ----------------           -----------------------

AFG Hato Arrow Limited Partnership             1,987,000 (1)                       16.7%
AFG Dove Arrow Limited Partnership
AIP/Larkfield Limited Partnership
c/o Equis Corporation
88 Broad Street
Boston, Massachusetts 02110

Mr. J. Ezra Merkin                               662,917                            5.6%
Gabriel Capital, L.P.
450 Park Avenue, Suite 3201
New York, New York 10022

Gary D. Engle, Chairman, Chief Executive         123,843 (2) (3)              Less than 1%
Officer and Director

James A. Coyne, President, Chief Operating       142,842 (4)                  Less than 1%
Officer and Director

Gerald L. Nudo, Director                          55,000 (5)                  Less than 1%

Robert M. Ungerleider, Director                   56,000 (5)                  Less than 1%

Walter E. Auch, Sr., Director                     66,000 (5)                  Less than 1%

All Directors and Officers of the Company,       218,000                      Less than 1%
as a group (8 persons)

(1) Certain affiliates of EFG have filed reports with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), indicating ownership of five percent or more of the outstanding Common Stock. At March 2, 1998:(i) AFG Hato Arrow Limited

      Partnership owns 635,437 shares, amounting to 5.3% of the outstanding Common Stock; (ii) AFG Dove Arrow Limited Partnership owns 616,734 shares, amounting to 5.2% of the outstanding Common Stock and (iii) AIP/Larkfield Limited Partnership owns 734,829 shares, amounting to 6.2% of the outstanding Common Stock. Gary D. Engle, Chairman, Chief Executive Officer and a director of the Company, has effective control over the operation of each of these limited partnerships.

(2) Because Mr. Engle has effective control over AFG Hato Arrow Limited Partnership, AFG Dove Arrow Limited Partnership and AIP/Larkfield Limited Partnership, he is also deemed to beneficially own 1,987,000 shares owned by those partnerships.

(3) Includes 112,843 shares held by a rabbi trust for the benefit of Mr. Engle representing salary deferred by the officer through March 2, 1998 pursuant to the Company's Incentive Compensation Plan, which the Company is presenting to the stockholders for approval at the Annual Meeting.

(4) Includes 112,842 shares held by a rabbi trust for the benefit of Mr. Coyne representing salary deferred by the officer through March 2, 1998 pursuant to the Company's Incentive Compensation Plan, which the Company is presenting to the stockholders for approval at the Annual Meeting.

(5) Includes currently exercisable options granted under the Company's 1994 Executive and Director Stock Option Plan to purchase 50,000 shares of Common Stock.

      The Company is not aware of any other person who, alone or as part of a group, beneficially owns more than five percent of the outstanding shares of Common Stock at March 2, 1998. The Company is not aware of any arrangement, the operation of which may at a subsequent date result in a change of control of the Company.

      Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 and 5), of Common Stock and other equity securities of the Company with the SEC and the National Association of Securities Dealers, Inc. (the "NASD"). The SEC requires officers, directors and greater than ten percent stockholders to furnish the Company with copies of all these forms filed with the SEC and NASD.

      To the Company's knowledge, based solely on its review of the copies of these forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during 1997, except that the Forms 3 required to be filed by Messrs. Romano and Butterfield when they became officers of the Company (neither of whom own any Company stock) were inadvertently filed late.

      See Item 10, Executive Compensation, for information on Stock Options of the Company held by officers and directors pursuant to the 1994 Executive and Directors Stock Option Plan and for information on shares held by a rabbi trust for the benefit of certain officers pursuant to the Company's Incentive Compensation Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Administrative costs, primarily salaries and general and administrative expenses, were incurred on the Company's behalf by Banyan Management Corp. ("BMC") and were reimbursed at cost by the Company. These costs were allocated to the Company and other entities to which BMC provided administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to total BMC personnel hours. The Company's allocable share of costs for the years ended December 31, 1997 and 1996 aggregated $107,781 and $269,508, respectively. As one of its administrative services, BMC served as the paying agent for general and administrative costs of the Company. As part of providing this payment service, BMC maintained a bank account on behalf of the Company. Effective May 6, 1997, EFG entered into an Administrative Services Agreement to provide administrative services to the Company, replacing BMC. During the year ended December 31, 1997, the Company incurred $49,166 in administrative costs for services provided by EFG personnel for Company related matters. This amount is reflected as Accrued Expenses-Affiliate on the Consolidated Balance Sheet at December 31, 1997.

      As described in Item 1, The Company executed and delivered an Exchange Agreement dated April 30, 1997 (amended as of August 7, 1997) among the Company, Equis, EFG and certain partnerships managed by EFG. Pursuant to the Agreement, on April 30, 1997, the Company issued to the Partnerships 1,987,000 shares of the Company's common stock at the price of $1.50 per share. Cash proceeds received by the Company, $2,480,500, were net of related costs of $500,000. In addition, the Partnerships made a three-year loan to the Company in the amount of $4,419,500. These transactions are intended to provide capital to assist the Company in a new growth-oriented business plan, which includes the development of the Company's Rancho Malibu property.

      The Loan was initially disbursed into a segregated account, the proceeds of which were not available to the Company until the stockholder consent to certain proposals was obtained. The Consent of the stockholders was obtained and all proposals were adopted on October 21, 1997. The Loan was disbursed to the Company, the interest rate was fixed at 10% per annum, and the term was fixed at three years with mandatory principal reductions, if and to the extent net proceeds are received from the sale or refinancing of the Rancho Malibu property (See Note 7 to the Consolidated Financial Statements).

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

 The following consolidated financial statements of Semele Group Inc. included in its Annual Report for the year ended December 31, 1997 are incorporated by reference in Item 7 hereof:

          Report of Independent Auditors
          Consolidated Balance sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations For the Years Ended
            December 31, 1997 and 1996
          Consolidated  Statements of Stockholders' Equity For the Years Ended
            December 31, 1997 and 1996
          Consolidated Statements of Cash Flows For the Years Ended December
            31, 1997 and 1996
          Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

None required.

(3)  Exhibits

A list of exhibits filed or incorporated by reference is as follows:


3.1     Restated Certificate of Incorporation (filed with the Securities and
        Exchange Commission as Exhibit (3)(i) to the Registrant's Report on Form
        8-K dated October 21, 1997 and incorporated by reference)

3.2     Amended and Restated By-Laws (filed with the Securities and Exchange
        Commission as Exhibit (3)(ii) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated by reference)

4       Form of new stock certificate (filed with the Securities and Exchange
        Commission as Exhibit (4) to the Registrant's Quarterly Report on Form
        10-QSB for the quarter ended September 30, 1997 and incorporated by reference)

10.1    Executive Employment Agreement for Gary D. Engle (filed herewith)

10.2    Executive Employment Agreement for James A. Coyne (filed herewith)

10.3    Amended 1994 Executive and Director Stock Option Plan (filed herewith)

10.4    Incentive Compensation Plan (filed herewith)

10.5 Trust under Semele Group Inc. Incentive Compensation Plan (filed herewith)

10.6    Qualified Stock Option Agreement Executive Option Grant Program dated
        December 30, 1997 between Semele Group Inc. and Gary D. Engle (filed herewith)

10.7    Qualified Stock Option Agreement Executive Option Grant Program dated
        December 30, 1997 between Semele Group Inc. and James A. Coyne (filed herewith)

10.8 Director Stock Option Agreement Director Option Grant Program (filed herewith)

10.9    Amendment to Director Stock Option Agreement Director Option Grant
        Program dated December 30, 1997 between Semele Group Inc. and Gerald L.
        Nudo (filed herewith)

10.10   Amendment to Director Stock Option Agreement Director Option Grant
        Program dated December 30, 1997 between Semele Group Inc. and Robert M.
        Ungerleider (filed herewith)


10.11   Amendment to Director Stock Option Agreement Director Option Grant
        Program dated December 30, 1997 between Semele Group Inc. and Walter E.
        Auch (filed herewith)

10.12 Third Amended and Restated Employment Agreement for Leonard G. Levine dated May 1, 1997 (filed with the Securities and Exchange Commission as
        Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference)

10.13 Amendment No. 1 to Exchange Agreement dated August 7, 1997 (filed with the Securities and Exchange Commission as Exhibit (10)(ii) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June
        30, 1997 and incorporated by reference)

10.14   Exchange Agreement dated April 30, 1997 by and among AFG Hato Arrow
        Limited Partnership, AFG Dove Arrow Limited Partnership, AIP/Larkfield
        Limited Partnership, Equis Exchange LLC, Equis Financial Group Limited
        Partnership and the Registrant and related exhibits (filed with the Securities and Exchange Commission as Exhibit (10)(i) to the
        Registrant's Quarterly Report on Form 10-QSB for the quarter ended March
        31, 1997 and incorporated by reference)

10.15   Directors Stock Option Agreement dated July 15, 1994

10.16   Executive Stock Option Agreements dated July 1, 1994, July 11, 1995 and
        April 16, 1996.

13      The Company's Annual Report to Stockholders for the year ended December
        31, 1997

21      Subsidiaries of the Company

23      Consent of Independent Auditors

27 Financial Data Schedule (such schedule is not deemed filed as part of this report)

99.1    Press Release dated October 21, 1997 (filed with the Securities and
        Exchange Commission as Exhibit (99)(i) to the Registrant's Report on
        Form 8-K dated October 21, 1997 and incorporated by reference)

(b) A report on Form 8-K, dated October 21, 1997, was filed by the Registrant on October 29, 1997 with the Securities and Exchange
        Commission.

(c)     See Item 13(a)(3) above.

(d)     None.

   An annual report will be sent to the stockholders subsequent to this filing and the Company will furnish copies of such report to the Commission at that time.

                                  SIGNATURES

      IN ACCORDANCE WITH Section 13 or 15(d) of the Exchange Act, the Issuer has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMELE GROUP INC.


By: /s/Gary D. Engle                                   Date:  March 26, 1998
    Gary D. Engle, Chairman, Chief Executive
    Officer and Director

      IN ACCORDANCE WITH the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By: /s/Gary D. Engle                                   Date:  March 26, 1998
    Gary D. Engle, Chairman, Chief Executive
    Officer and Director


By: /s/James A. Coyne                                  Date:  March 26, 1998
    James A. Coyne, President, Chief
    Operating Officer and Director


By: /s/Gary M. Romano                                  Date:  March 26, 1998
    Gary M. Romano, Vice President and
    Chief Financial Officer


By: /s/Gerald L. Nudo                                  Date:  March 26, 1998
    Gerald L. Nudo, Director

By: /s/Walter E. Auch                                  Date:  March 26, 1998
    Walter E. Auch, Sr., Director


By: /s/Robert M. Ungerleider                           Date:  March 26, 1998
    Robert M. Ungerleider, Director

By: /s/Joseph W. Bartlett                              Date:  March 26, 1998
    Joseph W. Bartlett, Director

                                       16