Form 10-Q
period 1998-03-31
SEMELE GROUP INC
filed 1998-05-15
CIK 812914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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


Shares of common stock outstanding as of May 15, 1998:  12,172,373

Transitional Small Business Disclosure Format:  YES   .  NO X .

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                SEMELE GROUP INC.
                           Consolidated Balance Sheets

                      March 31, 1998 and December 31, 1997
                                   (Unaudited)




                                                       March 31,   December 31,
                                                         1998          1997
                                                     -----------   -----------

ASSETS
Cash and Cash Equivalents.....................       $ 7,631,561   $ 7,884,593
Interest Receivable on Loans..................             9,901         3,565
Loans Receivable..............................           475,000       475,000
Foreclosed Real Estate Held for Sale, Net.....         9,961,991     9,961,991
Other Assets..................................           103,733            --
                                                     -----------   -----------

Total Assets..................................       $18,182,186   $18,325,149
                                                     -----------   -----------
                                                     -----------   -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Note Payable - Affiliate......................       $ 4,419,500   $ 4,419,500
Accrued Expenses - Affiliate..................            38,454        49,166
Accounts Payable and Accrued Expenses.........           596,604       404,358
Accrued Real Estate Taxes.....................            20,206            --
                                                     -----------   -----------

Total Liabilities.............................         5,074,764     4,873,024
                                                     -----------   -----------

Stockholders' Equity
Shares of Common Stock, $0.01 Par Value,
  50,000,000 Authorized, 21,253,268 Shares
  Issued......................................       171,019,463   171,019,463
Accumulated Deficit...........................      (142,057,834) (141,713,131)
Deferred Compensation, 248,952 and 154,826
  Shares at March 31, 1998 and December 31,
  1997, respectively..........................          (423,218)     (263,204)
Treasury Stock at Cost, 9,080,895 and
  9,175,021 Shares at March 31, 1998 and
  December 31, 1997, respectively.............       (15,430,989)  (15,591,003)
                                                     -----------   -----------

Total  Stockholders' Equity...................        13,107,422    13,452,125
                                                     -----------   -----------

Total Liabilities and Stockholders' Equity...        $18,182,186   $18,325,149
                                                     -----------   -----------
                                                     -----------   -----------

Book Value Per Share of Common Stock
(12,172,373 and 12,078,247 Shares Outstanding at
  March 31, 1998 and December 31, 1997,
  respectively................................       $      1.08   $      1.11
                                                     -----------   -----------
                                                     -----------   -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SEMELE GROUP INC.
                      Consolidated Statements of Operations

               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)



                                                         1998           1997
                                                     -----------    -----------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable..................     $    23,596    $    19,694
  Income on Investments ........................          98,628            444
                                                     -----------    -----------

Total Income From Lending and Investing Activities       122,224         20,138
                                                     -----------    -----------

EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real
    Estate Held for Sale........................         264,916        134,758
  Net Income From Operations of Real Estate Venture           --        (26,925)
                                                     -----------    -----------

Total Expenses From Property Operating Activities        264,916        107,833
                                                     -----------    -----------

Other Expenses:
  Stockholder Expenses .........................          15,254         16,179
  Directors' Fees, Expenses, and Insurance .....          52,453         54,580
  Other Professional Fees ......................          22,298        104,794
  General and Administrative ...................          71,240        114,046
  Management Fees - Affiliate ..................          38,454             --
  Interest Expense - Affiliate .................         110,488             --
  Recovery of Losses on Loans, Notes and Interest
    Receivable..................................        (108,176)            --
                                                     -----------    -----------

Total Other Expenses ...........................         202,011        289,599
                                                     -----------    -----------

Total Expenses .................................         466,927        397,432
                                                     -----------    -----------


Net Loss .......................................     $  (344,703)   $  (377,294)
                                                     -----------   -----------
                                                     -----------   -----------

Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 12,115,272 and 9,936,421,
    respectively)...............................     $     (0.03)   $     (0.04)
                                                     -----------   -----------
                                                     -----------   -----------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SEMELE GROUP INC.
                 Consolidated Statement of Stockholders' Equity

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)

                                    Common Stock
                            --------------------------     Accumulated      Deferred       Treasury
                              Shares         Amount          Deficit      Compensation       Stock            Total
                            ----------    ------------    -------------     ---------     ------------     ------------

Stockholder's Equity,
  December 31, 1997 ....    21,253,268    $171,019,463    $(141,713,131)    $(263,204)    $(15,591,003)    $ 13,452,125

Deferred Compensation
  94,126 Shares of Stock            --              --               --      (160,014)         160,014               --

Net Loss ...............            --              --         (344,703)           --               --         (344,703)
                            ----------    ------------    -------------     ---------     ------------     ------------

Stockholder's Equity,
  March 31, 1998 .......    21,253,268    $171,019,463    $(142,057,834)    $(423,218)    $(15,430,989)    $ 13,107,422
                            ----------    ------------    -------------     ---------     ------------     ------------
                            ----------    ------------    -------------     ---------     ------------     ------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SEMELE GROUP INC.
                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                   1998          1997
                                                                               -----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...................................................................   $  (344,703)   $(377,294)
Adjustments  to Reconcile Net Loss to Net Cash Used In Operating Activities:
  Net Income From Operations of Real Estate Venture ........................            --      (26,925)
Net Change In:
  Interest Receivable on Loans .............................................        (6,336)     (14,694)
  Other Assets .............................................................      (103,733)     (53,289)
  Accrued Expenses - Affiliate .............................................       (10,712)          --
  Accounts Payable and Accrued Expenses ....................................       192,246      189,346
  Accrued Real Estate Taxes ................................................        20,206       19,427
                                                                               -----------    ---------

Net Cash Used In Operating Activities ......................................      (253,032)    (263,429)
                                                                               -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Investment in Real Estate Venture .....................            --      859,583
  Investment in Real Estate Venture ........................................            --      (75,061)
                                                                               -----------    ---------

Net Cash Provided By Investing Activities ..................................            --      784,522
                                                                               -----------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents .......................      (253,032)     521,093

Cash and Cash Equivalents at Beginning of Period ...........................     7,884,593      145,335
                                                                               -----------    ---------

Cash and Cash Equivalents at End of Period .................................   $ 7,631,561    $ 666,428
                                                                               -----------    ---------
                                                                               -----------    ---------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .................................   $   110,488    $      --
                                                                               -----------    ---------
                                                                               -----------    ---------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)

    Readers of this quarterly report should refer to the audited consolidated financial statements of Semele Group Inc. (the "Company"), formerly known as Banyan Strategic Land Fund II, for the year ended December 31, 1997, which are included in the Company's 1997 Annual Report on Form 10-KSB, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1998 and December 31, 1997 and results of operations for the three month periods ended March 31, 1998 and 1997 have been made and are reflected.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and consolidated ventures which hold title to the Company's properties. In April 1996, the Company acquired 100% of the outstanding shares of BMC Banden Corp. The acquired assets had no value, so consolidation had no effect on respected amounts. All intercompany balances and transactions have been eliminated in consolidation. The Company's 47% interest in the H Street Assemblage was accounted for under the equity method and was reported as an investment in real estate venture (see Note 5 for discussion of sale).

   EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which was required to be adopted on December 31, 1997. This statement establishes standards for computing and presenting earnings per share. The statement replaces primary earnings per share with basic earnings per share. Basic earnings per share excludes all dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if stock options and stock award grants were exercised. All prior year amounts have been restated to conform to SFAS No. 128.

   CASH EQUIVALENTS

   At March 31, 1998, the Company had $6,879,545 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

   RECLASSIFICATION

   Certain 1997 balances have been reclassified to conform to the 1998 presentation.

2. FORECLOSED REAL ESTATE HELD FOR SALE

   Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California. On July 1, 1992, a joint venture (the "Venture") between the Company and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) ("Legend") acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Company owns a 98.6% general partner interest in the Venture while Legend holds the remaining 1.4% interest as a limited partner. The Venture's results are consolidated in the accompanying financial statements.

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements
                                   (Continued)

   From the acquisition date, the Venture has engaged in zoning and entitlement activities that have been opposed by the City of Malibu and various citizen groups. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, both of which were ultimately resolved in favor of the Venture.

   Concurrent with the aforementioned litigation, the Venture pursued entitlements before the Board of Supervisors for the County of Los Angeles. In September 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote, approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On May 14, 1996, the Los Angeles County Board of Supervisors approved a compromise project (the "Project") to create forty-six single family lots. These approvals are specified in Los Angeles County CUP No. 91-315(3), Oak Tree Permit No. 91-315(3) and Tentative Tract No. 46277 (revised), approved May 14, 1996. On June 17, 1996, a neighboring homeowners association filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The Company, Legend and the Venture are named as real parties in interest.

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

   The Court's order specifically rejected challenges to the Project's entitlements predicated on (i) the adequacy of the Supervisors' analyses of the environmental impacts of the Project under the SEIR; (ii) the consistency of the Project with the County General Plan; (iii) the approval of a sewage treatment plant and (iv) the density of the Project under the Hillside Management Ordinance.

   The Court entered a final judgment in the La Chusa Litigation on March 25, 1997. The Venture filed a notice of appeal of this judgment on April 25, 1997 and is seeking action by the Supervisors to address the three issues specified by the Court in order to reinstate the entitlements set aside by the Court. The Venture appeared before the Supervisors at a public hearing on November 6, 1997. The matter was heard and continued with no action taken. On January 27, 1998, the Supervisors held a continued public hearing and directed County staff to present the Final SEIR and environmental finding at a future meeting (scheduled for February 24, 1998) for review and consideration for approval. On February 24, 1998, the Supervisors certified the Final SEIR and adopted environmental findings for the Project. The public hearing was continued for the Board to review and consider approval of Project entitlements. On March 31, 1998, the Supervisors considered the Project entitlements. The Supervisors directed the Venture to revise the proposed tract map to relocate lots 23 and 24 from the eastern ridge to the main development cluster and present the revised tract map to the Supervisors for their review and consideration at their meeting on May 26, 1998. The Supervisors suggested no further changes to the Project. The relocation of the lots will not affect the number of residential lots in the Project which is forty-six.

   On April 29, 1997, counsel for La Chusa Highlands Property Owners Association, Inc., presented a petition for an award of attorney's fees in connection with the Court's judgment of March 25, 1997. The Court heard argument on the petition and on April 30, 1997 awarded the petitioner's counsel the sum of $126,711 in attorney's fees and related costs. An appeal of this order has been incorporated into the Company's appeal of the March 25, 1997 judgment discussed above. The Company's initial brief was filed on October 9, 1997. The petitioner's response was filed on February 9, 1998. On March 2, 1998, the Company filed its reply brief. The Court has not set the hearing date on this matter.

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements
                                   (Continued)

   In an earlier action, the Venture challenged the General Plan and the Environmental Impact Report adopted by the City of Malibu on November 20, 1995 in a lawsuit entitled BMIF/BSLFII Rancho Malibu Limited Partnership v. City of Malibu, Los Angeles County Superior Court Case No. SS006374. On July 31, 1996, the Venture and the City of Malibu executed and delivered a settlement agreement which, among other things, resulted in a dismissal of the lawsuit challenging the City's General Plan and which precludes the City from challenging the Venture's entitlements before any public body (in the absence of a significant requested change). The City is also precluded by the settlement agreement from participating in the La Chusa Litigation.

   During the three months ended March 31, 1998, the Venture incurred approximately $265,000 in costs in connection with Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Company, were included in total expenses from property operating activities on the Company's consolidated statements of operations. As of March 31, 1998, the Company's carrying balance for the property is $9,961,991.

3. TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

   The Company executed and delivered an Exchange Agreement dated April 30, 1997 (amended as of August 7, 1997, the "Agreement") among the Company, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group Limited Partnership ("EFG") and certain partnerships managed by EFG ("the Partnerships"). Pursuant to the Agreement, on April 30, 1997, the Company issued to the Partnerships 1,987,000 shares of the Company's common stock at the price of $1.50 per share. Cash proceeds received by the Company, $2,480,500, were net of related costs of $500,000. In addition, the Partnerships made a three-year loan (the "Loan") to the Company in the amount of $4,419,500. The Loan has an interest rate of 10% per annum with mandatory principal reductions, if and to the extent net proceeds are received from the sale or refinancing of the Rancho Malibu property. At March 31, 1998, the carrying value of the note payable approximates fair value.

   Pursuant to the Agreement, the Administrative Services Agreement between the Company and Banyan Management Corp. ("BMC") was amended to provide, among other things, for the immediate payment to BMC of a termination fee in the amount of $251,823 and the transfer of the Company's ownership interest in BMC to BMC's designee. Effective May 6, 1997, EFG entered into an Administrative Services Agreement to provide administrative services to the Company, replacing BMC. Administrative costs, primarily salaries and general and administrative expenses, were incurred on the Company's behalf by EFG during the three months ended March 31, 1998 and by BMC during the three months ended March 31, 1997 and were reimbursed at cost by the Company. During the three months ended March 31, 1998 and 1997, the Company incurred administrative costs for services provided by EFG and BMC of $38,454 and $52,218, respectively. The costs incurred by EFG on behalf of the Company are reflected as Management Fees - Affiliate and Accrued Expenses - Affiliate on the Consolidated Statement of Operations and Consolidated Balance Sheet at March 31, 1998, respectively.

4.  RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE

    During the first quarter of 1998, the Company received cash distributions of $18,423 related to its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Company) of VMS Realty Partners and its affiliates. In addition, the Company received $89,753 from its interest in Springtown Partners, a California limited partnership formed by three land owners, including the Company, for the purpose of merging land parcels in order to option them to a third party for use as a wetland mitigation bank. The Company acquired the land from Anden Group as a result of a loan default, but fully reserved for the asset as the land was determined to be "undevelopable" due to certain environmental issues. Since 1993, the Company has sought to realize value from this asset. The Company has treated both amounts as a recovery of amounts previously charged to losses on loans, notes and interest receivable on its consolidated statement of operations for the three months ended March 31, 1998.

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements
                                   (Continued)

5. DISPOSITION OF INVESTMENT IN REAL ESTATE VENTURE

   On October 22, 1990, the Company acquired title to the property known as the H Street Assemblage located in Washington, D.C. pursuant to an agreement with Banyan Strategic Realty Trust ("BSRT"). On June 5, 1992, the Company and BSRT formed a joint venture (the "Venture") to pursue its development rights. The Company had a 47% interest in the Venture while BSRT owned the remaining 53%. This property consisted of 36,100 square feet of undeveloped land in downtown Washington D.C. plus an approximately 55,900 square foot office building. The entire property was zoned for office development.

   On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as reimbursement of expenses that the Venture incurred in anticipation of this transaction. The Venture received net sales proceeds of $1,828,900. During the three months ended March 31, 1997, the Company received aggregate distributions from the Venture of $859,583, representing its allocation of such sales proceeds. The Company recognized no gain or loss on this sale.

   On July 29, 1997, the Venture sold the remaining land and office building to an unaffiliated third party for $9,000,000 and received additional net sale proceeds of $8,469,821. The Venture has no further ownership interest in the H Street Assemblage property.

6. DEFERRED COMPENSATION

   In December 1997, the Company established an incentive compensation plan (the "Plan") for Messrs. Engle and Coyne (the "Participants"). The Plan provides for all or some of the Participants' salary to be deferred. All such deferred compensation is held subject to the claims of creditors of the Company in a "rabbi" trust until paid to the Participants following the Participants' termination of employment. The amounts deferred are invested in common stock of the Company. Pursuant to the Plan, the Participants deferred $60,000 of compensation during the three months ended March 31, 1998 which represented 94,126 shares of common stock. The number of shares of common stock was determined by dividing the dollar amount of the salary deferred each month by the average of the closing prices of the Company's common stock for the last ten trading days of the month. The deferred amount was expensed by the Company during 1998 and is included in general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 1998. Future compensation will be deferred and invested in common stock which will be issued on a monthly basis to the trust for the benefit of the Participants.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

General

   Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Company's ability to successfully implement a new growth-oriented business plan and favorably resolve certain litigation (see Note 2 to the consolidated financial statements). Actual results could differ materially from those projected in the forward-looking statements.

    The Company, formerly known as Banyan Strategic Land Fund II, was originally established to invest primarily in short-term, junior, pre-development and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Company. As a result of these defaults, the Company suspended the making of new loans, except for advances of additional funds under circumstances in which it was deemed necessary to preserve the value of existing collateral, including instances where the Company had foreclosed upon or taken title, directly or indirectly, to the collateral. In 1990, the Company implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. On February 25, 1997, the Directors of the Company authorized management to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing stockholder value. The Company executed and delivered an Exchange Agreement dated April 30, 1997 (amended as of August 7, 1997, the "Agreement") among the Company, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group Limited Partnership ("EFG") and certain partnerships affiliated with EFG (the "Partnerships"). Pursuant to the Agreement, the Company issued to the Partnerships 1,987,000 shares of the Company's common stock at the price of $1.50 per share. Cash proceeds received by the Company, $2,480,500, were net of related costs of $500,000. In addition, the Partnerships made a three-year loan to the Company in the amount of $4,419,500. These transactions are intended to provide capital to assist the Company in a new growth-oriented business plan, which includes the development of the Company's property known as Rancho Malibu.

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

   Pursuant to the Agreement, the Administrative Services Agreement between the Company and Banyan Management Corp. ("BMC") was amended to provide, among other things, for the immediate payment to BMC of a termination fee in the amount of $251,823 and the transfer of the Company's ownership interest in BMC to BMC's designee. Pursuant to the Agreement, the Company also entered into a new Administrative Services Agreement with EFG (see Note 3 to the consolidated financial statements).

   The Company currently holds an ownership interest in a 274 acre land parcel located in Southern California known as the Rancho Malibu property. The Company also holds a 0.3% beneficial interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Company, which holds interests in various assets. In addition, the Company has two loans referred to as Hemet IV and Lindfield Tract A.

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. EFG's computer programs were designed and written using four digits to define the applicable year. As a result, EFG does not anticipate system failure or miscalculations causing disruptions of operations.

   Based on recent assessments, EFG determined that minimal modification of software is required so that its network operating system will function properly with respect to dates in the year 2000 and thereafter. EFG believes that with these modifications to the existing operating system, the Year 2000 Issue will not pose significant operational problems for its computer systems.

   EFG will utilize internal resources to upgrade software for Year 2000 modifications and anticipates completing the Year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating system. The total cost of the Year 2000 project is expected to be insignificant and have no effect on the results of operations of the Company.

Liquidity and Capital Resources

   Cash and cash equivalents consist of cash and short-term investments. The Company's cash and cash equivalents balance at March 31, 1998 and December 31, 1997 was $7,631,561 and $7,884,593, respectively. The decrease in total cash and cash equivalents of $253,032 is the result of cash used for operating activities.

   Cash Flow From Operating Activities: Net cash used in operating activities decreased by $10,397 for the period ended March 31, 1998 to $253,032 from $263,429 for the same period in 1997.

   Cash Flow From Investing Activities: For the three months ended March 31, 1997, net cash provided by investing activities was $784,522 resulting from the Company's investment in a real estate venture. The Company had a 47% interest in a real estate venture known as the H Street Venture (the "Venture"). On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as reimbursement of expenses that the Venture incurred in anticipation of this transaction. The Venture received net sales proceeds of $1,828,900. During the three months ended March 31, 1997, the Company received aggregate distributions from the Venture of $859,583, representing its allocation of such sales proceeds. See Note 5 to the consolidated financial statements for additional information regarding the sale of this property and subsequent distribution from the Venture.

   The Company's future liquidity needs are dependent upon, among other things:
(i) the level of liquidity required to successfully implement a new growth-oriented business plan (ii) the Company's ability to favorably resolve the La Chusa litigation which impacts the Rancho Malibu property; and (iii) the Company's ability to control its property level and Company level operating expenses.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which was required to be adopted on December 31, 1997. This statement establishes standards for computing and presenting earnings per share. The statement replaces primary earnings per share with basic earnings per share. Basic earnings per share excludes all dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if stock options and stock award grants were exercised. All prior year amounts have been restated to conform to SFAS No. 128.

   As of March 31, 1998 and December 31, 1997, the Company's mortgage loan portfolio consisted of loans with a carrying value totaling $475,000. During the quarter ended March 31, 1998 and 1997, the Company received interest payments of $17,260 and $5,000, respectively, on a purchase money mortgage note (Lindfield Tract A).

Results of Operations

    Total income from lending and investing activities for the three months ended March 31, 1998 increased to $122,224 from $20,138 for the three months ended March 31, 1997. This increase is due primarily to an increase in income earned on investments. The increase in income on investments reflects an increase in cash available for investment resulting primarily from the issuance of stock (see above) and cash distributions received related to the Company's investment in the real estate venture (see Note 5 to the consolidated financial statements).

    Total expenses for the three months ended March 31, 1998 increased to $466,927 from $397,432 for the three months ended March 31, 1997. This increase of $69,495 is due to an increase of $157,083 in total expenses from property operating activities offset by a decrease of $87,588 in total other expenses. The increase in total property operating expenses is due primarily to costs incurred in connection with the Rancho Malibu property relating to entitlement activities, holding costs and litigation. The decrease in total other expenses is due primarily to a decrease in other professional fees and an offset in 1998 of $108,176 reflecting a recovery of amounts previously charged to losses on loans, notes and interest receivable. Other professional fees were higher during 1997 due to legal costs related to the Winding River litigation as discussed below and costs incurred to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value. Other expenses in 1998 also include interest expense of $110,488 related to the loan from the Partnerships discussed above.

    The above discussed changes resulted in a decrease in the net loss for the three months ended March 31, 1998 to $344,703 ($0.03 per share) from $377,294 ($0.04 per share) for the three months ended March 31, 1997. On April 30, 1997, the Company issued 1,987,000 shares of stock. In addition, the Company issued 154,826 shares of common stock on December 30, 1997 and 94,126 shares of common stock during 1998 in connection with the incentive compensation plan (see Note 6 to the consolidated financial statements). As a result, the net loss per share for the three months ended March 31, 1998 is based on the weighted average number of shares outstanding during the period of 12,115,272 as compared to 9,936,421 for the same period in 1997.

    On a quarterly basis, management reviews the mortgage loans in the Company's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including management's analyses of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Company's portfolio. Management also reviews the investment properties held by the Company on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. Management has determined that no reductions are necessary for the three months ended March 31, 1998.

Litigation

    In connection with the Company's interest in a joint venture which owns the Rancho Malibu property (the "Venture"), the Venture has been engaged in zoning and entitlement activities which have been opposed by the City of Malibu and various citizen groups. During the quarter ended March 31, 1998, the Venture incurred approximately $265,000 in costs in connection with Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Company, were included in total expenses from property operating activities on the Company's consolidated statements of operations. See Note 2 to the consolidated financial statements.

   The Company continues to be engaged in litigation involving a real estate development project known as "Winding River". The ultimate outcome of this matter cannot be determined at this time. However, in the opinion of management of the Company, the eventual outcome of this matter will not have a material adverse effect on the financial position of the Company. The financial statements do not include any adjustments for liability, if any, arising from this matter.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 2 to the consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)   A list of exhibits filed or incorporated by reference is as follows:

3.1 Restated Certificate of Incorporation (filed with the Securities and Exchange Commission as Exhibit (3)(i) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated by reference)

3.2 Amended and Restated By-Laws (filed with the Securities and Exchange Commission as Exhibit (3)(ii) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated by reference)

4 Form of new stock certificate (filed with the Securities and Exchange Commission as Exhibit (4) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 and incorporated by reference)

10.1 Executive Employment Agreement for Gary D. Engle (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference)

10.2 Executive Employment Agreement for James A. Coyne (filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference)

10.3 Amended 1994 Executive and Director Stock Option Plan (filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference)

10.4 Incentive Compensation Plan (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference)

10.5 Trust under Semele Group Inc. Incentive Compensation Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference)

10.6 Qualified Stock Option Agreement Executive Option Grant Program dated December 30, 1997 between Semele Group Inc. and Gary D. Engle (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference)

10.7 Qualified Stock Option Agreement Executive Option Grant Program dated December 30, 1997 between Semele Group Inc. and James A. Coyne (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference)

10.8 Director Stock Option Agreement Director Option Grant Program (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference)

10.9 Amendment to Director Stock Option Agreement Director Option Grant Program dated December 30, 1997 between Semele Group Inc. and Gerald L. Nudo (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference)

10.10 Amendment to Director Stock Option Agreement Director Option Grant Program dated December 30, 1997 between Semele Group Inc. and Robert M. Ungerleider (filed with the Securities and Exchange Commission as Exhibit
      10.10 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference)

10.11 Amendment to Director Stock Option Agreement Director Option Grant Program dated December 30, 1997 between Semele Group Inc. and Walter E. Auch (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference)

10.12 Third Amended and Restated Employment Agreement for Leonard G. Levine dated May 1, 1997 (filed with the Securities and Exchange Commission as Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference)

10.13 Amendment No. 1 to Exchange Agreement dated August 7, 1997 (filed with the Securities and Exchange Commission as Exhibit (10)(ii) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference)

10.14 Exchange Agreement dated April 30, 1997 by and among AFG Hato Arrow Limited Partnership, AFG Dove Arrow Limited Partnership, AIP/Larkfield Limited Partnership, Equis Exchange LLC, Equis Financial Group Limited Partnership and the Registrant and related exhibits (filed with the Securities and Exchange Commission as Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 and incorporated by reference)

10.15 Directors Stock Option Agreement dated July 15, 1994

10.16 Executive Stock Option Agreements dated July 1, 1994, July 11, 1995 and April 16, 1996

21    Subsidiaries of the Company

27 Financial Data Schedule (such schedule is not deemed filed as part of this report)

99.1 Press Release dated October 21, 1997 (filed with the Securities and Exchange Commission as Exhibit (99)(i) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated by reference)

(b)   No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

     PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


SEMELE GROUP INC.


By:   /s/ Gary D. Engle                                 Date:  May 15, 1998
      Gary D. Engle, Chairman, Chief Executive
      Officer and Director


By:   /s/ Gary M. Romano                                Date:  May 15, 1998
      Gary M. Romano, Vice President and
      Chief Financial Officer