Form 10QSB
period 1998-06-30
SEMELE GROUP INC
filed 1998-08-14
CIK 812914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

Shares of common stock outstanding as of August 14, 1998:  1,179,636

Transitional Small Business Disclosure Format:  YES   .  NO X .

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                SEMELE GROUP INC.
                           Consolidated Balance Sheets

                       June 30, 1998 and December 31, 1997
                                   (Unaudited)


                                                                                  June 30,           December 31,
                                                                                    1998                 1997
                                                                              ---------------      -----------------
ASSETS
Cash and Cash Equivalents..........................................           $      7,446,844     $      7,884,593
Interest Receivable on Loans.......................................                         --                3,565
Loans Receivable...................................................                    225,000              475,000
Foreclosed Real Estate Held for Sale, Net..........................                  9,961,991            9,961,991
Other Assets.......................................................                     69,155                   --
                                                                              ----------------     ----------------

Total Assets.......................................................           $     17,702,990     $     18,325,149
                                                                              ----------------     ----------------
                                                                              ----------------     ----------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Note Payable - Affiliate...........................................           $      4,419,500     $      4,419,500
Accrued Expenses - Affiliate.......................................                     36,977               49,166
Accounts Payable and Accrued Expenses..............................                    816,303              404,358
                                                                              ----------------     ----------------

Total Liabilities..................................................                  5,272,780            4,873,024
                                                                              ----------------     ----------------

Stockholders' Equity
Shares of Common Stock, $0.01 Par Value,
  5,000,000 Authorized, 2,080,185 and 2,125,327 Shares Issued at...
  June 30, 1998 and  December 31, 1997, respectively...............                170,663,365          171,019,463
Accumulated Deficit................................................               (142,378,948)        (141,713,131)
Deferred Compensation,  32,436 and 15,483 Shares at
  June 30, 1998 and  December 31, 1997, respectively...............                   (551,412)            (263,204)
Treasury Stock at Cost,  900,549 and 917,502 Shares at
  June 30, 1998 and  December 31, 1997, respectively...............                (15,302,795)         (15,591,003)
                                                                              ----------------     ----------------

Total  Stockholders' Equity........................................                 12,430,210           13,452,125
                                                                              ----------------     ----------------

Total Liabilities and Stockholders' Equity........................            $     17,702,990     $     18,325,149
                                                                              ----------------     ----------------
                                                                              ----------------     ----------------
Book Value Per Share of Common Stock
(1,179,636 and 1,207,825 Shares Outstanding at
  June 30, 1998 and  December 31, 1997, respectively...............           $          10.54     $          11.14
                                                                              ----------------     ----------------
                                                                              ----------------     ----------------

     The accompanying notes are an integral part of the consolidated financial statements.

                                SEMELE GROUP INC.
                      Consolidated Statements of Operations

                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)



                                                                                    1998                  1997
                                                                              ----------------      ----------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable.........................................       $         24,705      $        24,694
  Income on Investments ...............................................                196,704               19,411
                                                                              ----------------      ---------------

Total Income From Lending and Investing Activities.....................                221,409               44,105
                                                                              ----------------      ---------------

EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale.....                357,893              332,880
  Net Loss From Disposition of Foreclosed Real Estate Held for Sale....                     --               32,612
  Net Income From Operations of Real Estate Venture ...................                     --              (45,033)
                                                                              ----------------      ---------------

Total Expenses From Property Operating Activities......................                357,893              320,459
                                                                              ----------------      ---------------

Other Expenses:
  Stockholder Expenses ................................................                 34,924               39,120
  Directors' Fees, Expenses, and Insurance ............................                103,369              111,094
  Other Professional Fees .............................................                 61,692              250,780
  General and Administrative ..........................................                139,890              462,758
  Administrative Reimbursement - Affiliate ............................                 75,431                   --
  Interest Expense - Affiliate ........................................                222,203                   --
  Recovery of Losses on Loans, Notes and Interest Receivable...........               (108,176)                  --
                                                                              ----------------      ---------------

Total Other Expenses ..................................................                529,333              863,752
                                                                              ----------------      ---------------

Total Expenses ........................................................                887,226            1,184,211
                                                                              ----------------      ---------------


Net Loss ..............................................................       $       (665,817)     $    (1,140,106)
                                                                              ----------------      ---------------
                                                                              ----------------      ---------------
Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,215,472 and 1,061,705, respectively)................       $          (0.55)     $         (1.07)
                                                                              ----------------      ---------------
                                                                              ----------------      ---------------

     The accompanying notes are an integral part of the consolidated financial statements.

                                SEMELE GROUP INC.
                      Consolidated Statements of Operations

                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)



                                                                                    1998                  1997
                                                                              ----------------      ----------------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable.........................................       $          1,109      $         5,000
  Income on Investments ...............................................                 98,076               18,967
                                                                              ----------------      ---------------

Total Income From Lending and Investing Activities.....................                 99,185               23,967
                                                                              ----------------      ---------------

EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale.....                 92,977              198,122
  Net Loss From Disposition of Foreclosed Real Estate Held for Sale....                     --               32,612
  Net Income From Operations of Real Estate Venture ...................                     --              (18,108)
                                                                              ----------------      ---------------

Total Expenses From Property Operating Activities......................                 92,977              212,626
                                                                              ----------------      ---------------

Other Expenses:
  Stockholder Expenses ................................................                 19,670               22,941
  Directors' Fees, Expenses, and Insurance ............................                 50,916               56,514
  Other Professional Fees .............................................                 39,394              145,986
  General and Administrative ..........................................                 68,650              348,712
  Administrative Reimbursement - Affiliate ............................                 36,977                   --
  Interest Expense - Affiliate ........................................                111,715                   --
                                                                              ----------------      ---------------

Total Other Expenses ..................................................                327,322              574,153
                                                                              ----------------      ---------------

Total Expenses ........................................................                420,299              786,779
                                                                              ----------------      ---------------


Net Loss ..............................................................       $       (321,114)     $      (762,812)
                                                                              ----------------      ---------------
                                                                              ----------------      ---------------
Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,219,374 and 1,129,020, respectively)................       $          (0.26)     $         (0.68)
                                                                              ----------------      ---------------
                                                                              ----------------      ---------------


     The accompanying notes are an integral part of the consolidated financial statements.

                                SEMELE GROUP INC.
                 Consolidated Statement of Stockholders' Equity

                     For the Six Months Ended June 30, 1998
                                   (Unaudited)

                                                        Common Stock                   Accumulated            Deferred
                                                 Shares            Amount                Deficit           Compensation
                                              -----------      -----------             -----------         -------------
Stockholder's Equity,
  December 31, 1997.................           2,125,327       $  171,019,463       $ (141,713,131)     $      (263,204)

Deferred Compensation
  16,953 Shares of Stock............                  --                   --                   --            (288,208)

Net Loss............................                  --                   --             (665,817)                  --

1-for-300 reverse stock split and
30-for-1 forward stock split
(including $356,098 paid for
fractional shares)..................             (45,142)            (356,098)                  --
                                         ---------------      ----------------     ---------------     --------------

Stockholder's Equity,
  June 30, 1998.....................           2,080,185       $  170,663,365       $ (142,378,948)     $      (551,412)
                                         ---------------      ----------------     ---------------     --------------
                                         ---------------      ----------------     ---------------     --------------



                                              Treasury
                                                Stock                  Total
                                             -----------             -----------
Stockholder's Equity,
  December 31, 1997.................     $  (15,591,003)       $    13,452,125

Deferred Compensation
  16,953 Shares of Stock............            288,208                    --

Net Loss............................                 --               (665,817)

1-for-300 reverse stock split and
30-for-1 forward stock split
(including $356,098 paid for
fractional shares)..................                 --               (356,098)
                                        ---------------       ----------------

Stockholder's Equity,
  June 30, 1998.....................     $  (15,302,795)       $    12,430,210
                                        ---------------       ----------------
                                        ---------------       ----------------

     The accompanying notes are an integral part of the consolidated financial statements.

                                SEMELE GROUP INC.
                      Consolidated Statements of Cash Flows

                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                      1998                   1997
                                                                                ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss......................................................................   $     (665,817)       $   (1,140,106)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
  Net Loss From Disposition of Foreclosed Real Estate Held For Sale...........               --                32,612
  Net Income From Operations of Real Estate Venture...........................               --               (45,033)
Net Change In:
  Interest Receivable on Investments..........................................               --               (16,929)
  Interest Receivable on Loans................................................            3,565               (14,694)
  Other Assets................................................................          (69,155)              (24,932)
  Accrued Expenses - Affiliate................................................          (12,189)                   --
  Accounts Payable and Accrued Expenses.......................................           55,847                18,122
  Accrued Real Estate Taxes...................................................               --               (32,715)
                                                                                ---------------       ---------------

Net Cash Used In Operating Activities.........................................         (687,749)           (1,223,675)
                                                                                ----------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of Loans Receivable..............................................          250,000                    --
  Distributions from Investment in Real Estate Venture........................               --               859,583
  Proceeds from Sale of Foreclosed Real Estate Held For Sale..................               --               617,388
  Investment in Real Estate Venture...........................................               --                22,242
                                                                                ---------------       ---------------

Net Cash Provided By Investing Activities.....................................          250,000             1,499,213
                                                                                ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Stock, Net......................................................               --             2,655,500
                                                                                ---------------       ---------------

Net Cash Provided By Financing Activities.....................................               --             2,655,500
                                                                                ---------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents..........................         (437,749)            2,931,038

Cash and Cash Equivalents at Beginning of Period..............................        7,884,593               145,335
                                                                                ---------------       ---------------

Cash and Cash Equivalents at End of Period....................................   $    7,446,844        $    3,076,373
                                                                                ---------------       ---------------
                                                                                ---------------       ---------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest....................................   $      222,203        $           --
                                                                                ---------------       ---------------
                                                                                ---------------       ---------------

     The accompanying notes are an integral part of the consolidated financial statements.

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six month periods ended June 30, 1998 and 1997 have been made and are reflected.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and consolidated ventures which hold title to the Company's property. In April 1996, the Company acquired 100% of the outstanding shares of BMC Banden Corp. The acquired assets had no value, so consolidation had no effect on respected amounts. All intercompany balances and transactions have been eliminated in consolidation. The Company's 47% interest in the H Street Assemblage was accounted for under the equity method and was reported as an investment in real estate venture (see Note 6 for discussion of sale).

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

    CASH EQUIVALENTS

    At June 30, 1998, the Company had $6,685,941 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

    RECLASSIFICATION

    Certain 1997 balances have been reclassified to conform to the 1998 presentation.


2. DISPOSITION OF FORECLOSED REAL ESTATE HELD FOR SALE

    The Lindfield Tract D property is an 8.5-acre parcel of land zoned for commercial use within a multi-use planned unit development, located in Kissimmee, Florida. On June 23, 1997, the Company sold the Lindfield Tract D property to an unaffiliated third party for a purchase price of $675,000. The Company's carrying value for this property at the time of the sale was $650,000. Cash proceeds received, net of transaction costs, were $617,388, resulting in a net loss on disposition of $32,612 for financial reporting purposes.

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements
                                   (Continued)


3. FORECLOSED REAL ESTATE HELD FOR SALE

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

     The Court entered a final judgment in the La Chusa Litigation on March 25, 1997. The Venture filed a notice of appeal of this judgment on April 25, 1997 and is seeking further action by the Supervisors to address the three issues specified by the Court in order to reinstate the entitlements set aside by the Court. The Venture appeared before the Supervisors at a public hearing on November 6, 1997. The matter was heard and continued with no action taken. On January 27, 1998, the Supervisors held a continued public hearing and directed County staff to present the Final SEIR and environmental finding at a future meeting (scheduled for February 24, 1998) for review and consideration for approval. On February 24, 1998, the Supervisors certified the Final SEIR and adopted environmental findings for the Project. The public hearing was continued for the Board to review and consider approval of Project entitlements. On March 31, 1998, the Supervisors considered the Project entitlements. The Supervisors directed the Venture to revise the proposed tract map to relocate lots 23 and 24 from the eastern ridge to the main development cluster and present the revised tract map to the Supervisors for their review and consideration at a future meeting. On June 9, 1998, the Supervisors approved Tentative Tract Map No. 46277 (revised), CUP No. 91-315(3) and Oak Tree Permit No. 91-315(3) for a 46 residential lot and 5 second unit project ("1998 Project"). Pursuant to the Board's direction, the new tract map relocates former lots 23 and 24 to the northeastern portion of the main development cluster. The statute of limitations to challenge the environmental review for the 1998 Project under the California Environmental Quality Act

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements
                                   (Continued)


expired on July, 16, 1998. Neither the County nor the Venture have been served with a lawsuit at this time and the Venture is not aware of any lawsuit having being filed. The statute of limitations to challenge the Project entitlements themselves will expire on September 9, 1998.

    On August 6, 1998, in compliance with the trial court's order, the County and Venture filed a motion seeking a court finding that the 1998 Project is in compliance with the court writ and discharging the writ. The motion is scheduled to be heard on August 21, 1998.

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

    During the six months ended June 30, 1998, the Venture incurred approximately $358,000 in costs in connection with Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Company, were included in total expenses from property operating activities on the Company's consolidated statements of operations. At June 30, 1998, the Company's carrying balance for the property is $9,961,991.


4. TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

    The Company executed and delivered an Exchange Agreement dated April 30, 1997 (amended as of August 7, 1997, the "Agreement") among the Company, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group Limited Partnership ("EFG") and certain partnerships managed by EFG ("the Partnerships"). Pursuant to the Agreement, on April 30, 1997, the Company issued to the Partnerships 198,700 shares of the Company's common stock at the price of $15.00 per share. Cash proceeds received by the Company, $2,480,500, were net of related costs of $500,000. In addition, the Partnerships made a three-year loan (the "Loan") to the Company in the amount of $4,419,500. The Loan has an interest rate of 10% per annum with mandatory principal reductions, if and to the extent net proceeds are received from the sale or refinancing of the Rancho Malibu property. At June 30, 1998, the carrying value of the note payable approximates fair value.

    Pursuant to the Agreement, the Administrative Services Agreement between the Company and Banyan Management Corp. ("BMC") was amended to provide, among other things, for the immediate payment to BMC of a termination fee in the amount of $251,823 and the transfer of the Company's ownership interest in BMC to BMC's designee. Effective May 6, 1997, EFG entered into an Administrative Services Agreement to provide administrative services to the Company, replacing BMC. Administrative costs, primarily salaries and general and administrative expenses, were incurred on the Company's behalf by EFG during the six months ended June 30, 1998 and by BMC during the six months ended June 30, 1997 and were reimbursed at cost by the Company. During the six months ended June 30, 1998 and 1997, the Company incurred administrative costs for services provided by EFG and BMC of $75,431 and $90,835, respectively. The costs incurred by EFG on behalf of the Company are reflected as

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements
                                   (Continued)


Administrative Reimbursement - Affiliate on the Consolidated Statement of Operations for the three and six months ended June 30, 1998.


5. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE

    During the first quarter of 1998, the Company received cash distributions of $18,423 related to its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Company) of VMS Realty Partners and its affiliates. In addition, the Company received $89,753 from its interest in Springtown Partners, a California limited partnership formed by three land owners, including the Company, for the purpose of merging land parcels in order to option them to a third party for use as a wetland mitigation bank. The Company acquired the land from Anden Group as a result of a loan default, but fully reserved for the asset as the land was determined to be "undevelopable" due to certain environmental issues. Since 1993, the Company has sought to realize value from this asset. The Company has treated both amounts as a recovery of amounts previously charged to losses on loans, notes and interest receivable on its consolidated statement of operations for the six months ended June 30, 1998.


6. DISPOSITION OF INVESTMENT IN REAL ESTATE VENTURE

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

    On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as reimbursement of expenses that the Venture incurred in anticipation of this transaction. The Venture received net sales proceeds of $1,828,900. During the six months ended June 30, 1997, the Company received aggregate distributions from the Venture of $859,583, representing its allocation of such sales proceeds. The Company recognized no gain or loss on this sale.

    On July 29, 1997, the Venture sold the remaining land and office building to an unaffiliated third party for $9,000,000 and received additional net sale proceeds of $8,469,821. The Venture has no further ownership interest in the H Street Assemblage property.


7. DEFERRED COMPENSATION

    In December 1997, the Company established an incentive compensation plan (the "Plan") for Messrs. Engle and Coyne (the "Participants"). The Plan provides for all or some of the Participants' salary to be deferred. All such deferred compensation is held subject to the claims of creditors of the Company in a "rabbi" trust until paid to the Participants following the Participants' termination of employment. The amounts deferred are invested in common stock of the Company. Pursuant to the Plan, the Participants deferred $120,000 of compensation during the six months ended June 30, 1998 which represented 16,953 shares of common stock. The number of shares of common stock was determined by dividing the dollar amount of the salary deferred each month by the average of the closing prices of the Company's common stock for the last ten trading days of the month. The deferred amount was expensed by the Company during 1998 and is included in general and administrative expenses on the consolidated statement of operations for the six months ended June 30, 1998. Future compensation will be deferred and invested in common stock which will be issued on a monthly basis to the trust for the benefit of the Participants.

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements
                                   (Continued)


8. STOCK SPLITS

    Effective June 30, 1998, the stockholders approved a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split. As a result of the reverse stock split, each stockholder of record who owned less than 300 shares of common stock immediately prior to the reverse stock split received in lieu of the fractional share resulting from the reverse split, cash in the amount of $.790625 per share (the average daily closing price per share of common stock on the Nasdaq Stock Exchange for the ten trading days prior to effective date) multiplied by the number of shares of common stock owned by such stockholder immediately prior to the reverse stock split. Immediately after the reverse stock split, the number of shares of common stock of each holder (excluding stockholders who held less than 300 shares immediately prior to the reverse split) was converted in a forward split into multiple shares of common stock on the basis of 30 shares of common stock for each share or fraction thereof then held. The Company paid $356,098 to fractional stockholders on July 17, 1998 as a result of the reverse stock split. All share and per share data for prior periods presented have been restated to reflect the stock splits.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation


General

    Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Company's ability to successfully implement a new growth-oriented business plan and favorably resolve certain litigation (see Note 3 to the consolidated financial statements). Actual results could differ materially from those projected in the forward-looking statements.

    The Company, formerly known as Banyan Strategic Land Fund II, was originally established to invest primarily in short-term, junior, pre-development and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Company. As a result of these defaults, the Company suspended the making of new loans, except for advances of additional funds under circumstances in which it was deemed necessary to preserve the value of existing collateral, including instances where the Company had foreclosed upon or taken title, directly or indirectly, to the collateral. In 1990, the Company implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. On February 25, 1997, the Directors of the Company authorized management to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing stockholder value. The Company executed and delivered an Exchange Agreement dated April 30, 1997 (amended as of August 7, 1997, the "Agreement") among the Company, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group Limited Partnership ("EFG") and certain partnerships affiliated with EFG (the "Partnerships"). Pursuant to the Agreement, the Company issued to the Partnerships 198,700 shares of the Company's common stock at the price of $15.00 per share. Cash proceeds received by the Company, $2,480,500, were net of related costs of $500,000. In addition, the Partnerships made a three-year loan to the Company in the amount of $4,419,500. These transactions are intended to provide capital to assist the Company in a new growth-oriented business plan, which includes the development of the Company's property known as Rancho Malibu.

    The transaction also called for a one time $2.00 per share cash dividend to be paid in the event the stockholder proposals were approved. The Company solicited its stockholders for proxies in connection with proposed changes in the Company's Certificate of Incorporation and By-laws. Among the principal changes requested were: (i) the election of new Directors nominated by EFG for terms of up to 3 years and an increase in size of the Board of Directors (the "Board") to as many as nine members, provided a majority of the Board shall consist of members independent of the Company, EFG or any affiliate; (ii) an amendment extending the Company's life to perpetual and changing its name and
(iii) an amendment designed to restrict or deter, to the extent legally permissible, the acquisition of more than 4.9% of the common stock of the Company by any person in such a manner as would cause such person to become a 5% stockholder within the meaning of Section 382 (g) of the Internal Revenue Code. The Consent of the stockholders was obtained and proposals including the changes described in (i) through (iii) above were adopted on October 21, 1997.

    Pursuant to the Agreement, the Administrative Services Agreement between the Company and Banyan Management Corp. ("BMC") was amended to provide, among other things, for the immediate payment to BMC of a termination fee in the amount of $251,823 and the transfer of the Company's ownership interest in BMC to BMC's designee. Pursuant to the Agreement, the Company also entered into a new Administrative Services Agreement with EFG (see Note 4 to the consolidated financial statements).

    The Company currently holds an ownership interest in a 274 acre land parcel located in Southern California known as the Rancho Malibu property. The Company also holds a 0.3% beneficial interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Company, which holds interests in various assets. In addition, the Company has one loan referred to as Hemet IV.

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


Liquidity and Capital Resources

    Cash and cash equivalents consist of cash and short-term investments. The Company's cash and cash equivalents balance at June 30, 1998 and December 31, 1997 was $7,446,844 and $7,884,593, respectively. The decrease in total cash and cash equivalents of $437,749 is the result of cash used for operating activities.

    Cash Flow From Operating Activities: Net cash used in operating activities decreased by $535,926 for the period ended June 30, 1998 to $687,749 from $1,223,675 for the same period in 1997.

    Cash Flow From Investing Activities: For the six months ended June 30, 1998 net cash provided by investing activities was $250,000 resulting from a principal repayment on the Lindfield Tract A loan (see below). For the six months ended June 30, 1997, net cash provided by investing activities was $1,499,213 resulting from distributions from the Company's investment in a real estate venture and proceeds received from the sale of foreclosed real estate of $617,388 (see below). The Company had a 47% interest in a real estate venture known as the H Street Venture (the "Venture"). On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as reimbursement of expenses that the Venture incurred in anticipation of this transaction. The Venture received net sales proceeds of $1,828,900. During the six months ended June 30, 1997, the Company received aggregate distributions from the Venture of $859,583, representing its allocation of such sales proceeds. See Note 6 to the consolidated financial statements for additional information regarding the sale of this property and subsequent distribution from the Venture.

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

    As of June 30, 1998 and December 31, 1997, the Company's mortgage loan portfolio consisted of loans with a carrying value totaling $225,000 and $475,000, respectively. During the six months ended June 30, 1998 the Company received final principal and interest payments on its Lindfield Tract A loan totaling $278,270. During the six months ended June 30, 1997, the Company received interest payments of $10,000 on the Lindfield Tract A loan.

Results of Operations

Six months ended June 30, 1998 compared to the six months ended June 30, 1997:

    Total income from lending and investing activities for the six months ended June 30, 1998 increased to $221,409 from $44,105 for the six months ended June 30, 1997. This increase is due primarily to an increase in income earned on investments. The increase in income on investments reflects an increase in cash available for investment resulting primarily from the issuance of stock (see above) and cash distributions received related to the Company's investment in the real estate venture (see Note 6 to the consolidated financial statements).

    Total expenses for the six months ended June 30, 1998 decreased to $887,226 from $1,184,211 for the six months ended June 30, 1997. This decrease of $296,985 is due primarily to a decrease in total other expenses. The decrease in total other expenses is due to a decrease in other professional fees and general and administrative expenses and an offset in 1998 of $108,176 reflecting a recovery of amounts previously charged to losses on loans, notes and interest receivable. Other professional fees were higher during 1997 due to legal costs related to the Winding River litigation as discussed below and costs incurred to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value. General and administrative expenses were higher in 1997 due to a termination fee of $251,823 paid to BMC in connection with the Exchange Agreement (see Note 4 to the financial statements). Other expenses in 1998 also include interest expense of $222,203 related to the loan from the Partnerships discussed above.

    On June 23, 1997, the Company sold the Lindfield Tract D property, having a carrying value of $650,000, to an unaffiliated third party for a purchase price of $675,000. Cash proceeds received, net of transaction costs, were $617,388 resulting in a loss on disposition of $32,612 for financial reporting purposes.

    The above discussed changes resulted in a decrease in the net loss for the six months ended June 30, 1998 to $665,817 ($0.55 per share) from $1,140,106 ($1.07 per share) for the six months ended June 30, 1997. On April 30, 1997, the Company issued 198,700 shares of stock. In addition, the Company issued 15,483 shares of common stock on December 30, 1997 and 16,953 shares of common stock during 1998 in connection with the incentive compensation plan (see Note 7 to the consolidated financial statements). As a result, the net loss per share for the six months ended June 30, 1998 is based on the weighted average number of shares outstanding during the period of 1,215,472 as compared to 1,061,705 for the same period in 1997.

    Three months ended June 30, 1998 compared to the three months ended June 30, 1997:

    Total income from lending and investing activities for the three months ended June 30, 1998 increased to $99,185 from $23,967 for the three months ended June 30, 1997. This increase is due primarily to an increase in income earned on investments. The increase in income on investments reflects an increase in cash available for investment resulting primarily from the issuance of stock (see above) and cash distributions received related to the Company's investment in the real estate venture (see Note 6 to the consolidated financial statements).

    Total expenses for the three months ended June 30, 1998 decreased to $420,299 from $786,779 for the three months ended June 30, 1997. This decrease of $366,480 is due to a decrease of $119,649 in total expenses from property operating activities and a decrease of $246,831 in total other expenses. The decrease in total property operating expenses reflects a decline in costs associated with the Rancho Malibu property relating to entitlement activities, holding costs and litigation. The decrease in total other expenses is due to a decrease in other professional fees and general and administrative expenses. Other professional fees were higher during 1997 due to legal costs related to the Winding River litigation as discussed below and costs incurred to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value. General and administrative expenses were higher in 1997 due to a termination fee of $251,823 paid to BMC in connection with the Exchange Agreement (see Note 4 to the financial statements). Other expenses in 1998 also include interest expense of $111,715 related to the loan from the Partnerships discussed above.

    On June 23, 1997, the Company sold the Lindfield Tract D property, having a carrying value of $650,000, to an unaffiliated third party for a purchase price of $675,000. Cash proceeds received, net of transaction costs, were $617,388 resulting in a loss on disposition of $32,612 for financial reporting purposes.

    The above discussed changes resulted in a decrease in the net loss for the three months ended June 30, 1998 to $321,114 ($0.26 per share) from $762,812 ($0.68 per share) for the three months ended June 30, 1997. On April 30, 1997, the Company issued 198,700 shares of stock. In addition, the Company issued 15,483 shares of common stock on December 30, 1997 and 16,953 shares of common stock during 1998 in connection with the incentive compensation plan (see Note 7 to the consolidated financial statements). As a result, the net loss per share for the three months ended June 30, 1998 is based on the weighted average number of shares outstanding during the period of 1,219,374 as compared to 1,129,020 for the same period in 1997.

    On a quarterly basis, management reviews the mortgage loans in the Company's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including management's analyses of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Company's portfolio. Management also reviews the investment properties held by the Company on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. Management has determined that no reductions are necessary for the three and six months ended June 30, 1998.


Litigation

    In connection with the Company's interest in a joint venture which owns the Rancho Malibu property (the "Venture"), the Venture has been engaged in zoning and entitlement activities which have been opposed by the City of Malibu and various citizen groups. During the six months ended June 30, 1998, the Venture incurred approximately $358,000 in costs in connection with Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Company, were included in total expenses from property operating activities on the Company's consolidated statements of operations. See Note 3 to the consolidated financial statements.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

See Note 3 to the consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

The Registrant's annual meeting of stockholders was held on June 30, 1998. At the Meeting the following proposals were approved:

1. Election of James A. Coyne as a Director:


                 For              Withheld
                 ---              --------
               7,863,238           271,357

2. Amend Company's Charter to effect a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split of the Company's Common Stock:


                 For               Against          Abstain
                 ---               -------          -------
               7,306,493           603,201           224,901


3. Amend Company's Stock Option Plan:


                 For               Against          Abstain
                 ---               -------          -------
               6,865,509           990,227           278,859


4. Approve terms of Incentive Compensation Plan:


                 For               Against          Abstain
                 ---               -------          -------
               6,753,513         1,104,752          276,330


5. Concur in selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year 1998:


                 For               Against          Abstain
                 ---               -------          -------
               7,899,368            62,519           172,708


Item 5. Other Information

Stockholders who wish to present a stockholder proposal at the 1999 Annual Meeting but who do not seek to have the proposal included in the Company's proxy statement for the 1999 Annual Meeting must notify the Company of the proposal on or prior to April 16, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)      A list of exhibits filed or incorporated by reference is as follows:

3.1      Certificate of Amendment to Amended and Restated Certificate of
         Incorporation (filed herewith)

3.2      Restated Certificate of Incorporation (filed with the Securities and
         Exchange Commission as Exhibit (3)(i) to the Registrant's Report on
         Form 8-K dated October 21, 1997 and incorporated by reference)

3.3      Amended and Restated By-Laws (filed with the Securities and Exchange
         Commission as Exhibit (3)(ii) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated by reference)

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


(b) No Reports on Form 8-K were filed during the quarter ended June 30, 1998.