Form 10-Q
period 1998-09-30
SEMELE GROUP INC
filed 1998-11-17
CIK 812914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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


Shares of common stock outstanding as of November 13, 1998:  1,119,929

Transitional Small Business Disclosure Format:  YES   .  NO X .

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                SEMELE GROUP INC.
                           Consolidated Balance Sheets

                    September 30, 1998 and December 31, 1997
                                   (Unaudited)

                                                                                September 30,        December 31,
                                                                                    1998                 1997
                                                                              ---------------      ----------------
ASSETS
Cash and Cash Equivalents..........................................           $      6,329,310     $      7,884,593
Interest Receivable on Loans.......................................                         --                3,565
Loans Receivable...................................................                    225,000              475,000
Rents Receivable...................................................                     43,894                   --
Accounts Receivable - Affiliate....................................                  1,102,845                   --
Interest Receivable - Affiliate....................................                     46,374                   --
Note Receivable - Affiliate........................................                  2,725,695                   --
Equipment on operating lease, net of accumulated depreciation
  of $13,518 at September 30, 1998.................................                    361,482                   --
Investment in Partnerships and Trusts..............................                  7,747,965                   --
Foreclosed Real Estate Held for Sale, Net..........................                  9,961,991            9,961,991
Other Assets.......................................................                    159,578                   --
                                                                              ----------------     ----------------
Total Assets.......................................................           $     28,704,134     $     18,325,149
                                                                              ----------------     ----------------
                                                                              ----------------     ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes Payable - Affiliates.........................................           $     14,869,500     $      4,419,500
Notes Payable......................................................                  1,124,349                   --
Accrued Interest - Affiliate.......................................                     60,958                   --
Accrued Interest...................................................                     21,201                   --
Accrued Expenses - Affiliates......................................                    108,888               49,166
Accounts Payable and Accrued Expenses..............................                    771,483              404,358
Deferred Rental Income.............................................                     43,218                   --
Minority Interest..................................................                    174,589                   --
                                                                              ----------------     ----------------
Total Liabilities..................................................                 17,174,186            4,873,024
                                                                              ----------------     ----------------
Stockholders' Equity
Shares of Common Stock, $0.01 Par Value,
  5,000,000 Authorized, 2,080,185 and 2,125,327 Shares Issued at
  September 30, 1998 and  December 31, 1997, respectively..........                170,663,365          171,019,463
Accumulated Deficit................................................               (142,924,442)        (141,713,131)
Deferred Compensation, 41,952 and 15,483 Shares at
  September 30, 1998 and December 31, 1997, respectively...........                   (713,184)            (263,204)
Treasury Stock at Cost, 960,256 and 917,502 Shares at
  September 30, 1998 and December 31, 1997, respectively...........                (15,495,791)         (15,591,003)
                                                                              ----------------     ----------------
Total  Stockholders' Equity........................................                 11,529,948           13,452,125
                                                                              ----------------     ----------------
Total Liabilities and Stockholders' Equity........................            $     28,704,134     $     18,325,149
                                                                              ----------------     ----------------
                                                                              ----------------     ----------------
Book Value Per Share of Common Stock
(1,119,929 and 1,207,825 Shares Outstanding at
  September 30, 1998 and  December 31, 1997, respectively..........           $          10.30     $          11.14
                                                                              ----------------     ----------------
                                                                              ----------------     ----------------



        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                      Consolidated Statements of Operations

              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)



                                                                                    1998                  1997
                                                                              ----------------      ----------------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable.........................................       $         24,705      $        29,694
  Income on Investments ...............................................                290,880               90,686
                                                                              ----------------      ---------------
Total Income From Lending and Investing Activities.....................                315,585              120,380
                                                                              ----------------      ---------------
Other Income:
  Lease Revenue........................................................                 28,590                   --
  Interest on Note Receivable - Affiliate..............................                 25,763                   --
  Gain on Sale of Equipment ...........................................                  3,400                   --
                                                                              ----------------      ---------------
Total Other Income.....................................................                 57,753                   --
                                                                              ----------------      ---------------
Total Income ..........................................................                373,338              120,380
                                                                              ----------------      ---------------
EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale.....                605,094              451,418
  Net Loss From Disposition of Foreclosed Real Estate Held for Sale....                     --               32,612
  Net Income From Operations of Real Estate Venture ...................                     --             (412,236)
                                                                              ----------------      ---------------
Total Expenses From Property Operating Activities......................                605,094               71,794
                                                                              ----------------      ---------------
Other Expenses:
  Stockholder Expenses ................................................                 73,960              112,778
  Directors' Fees, Expenses, and Insurance ............................                173,828              167,545
  Other Professional Fees .............................................                 84,800              289,744
  General and Administrative ..........................................                229,845              665,121
  Administrative Reimbursement - Affiliate ............................                113,201               29,700
  Interest Expense - Affiliates .......................................                391,512               10,178
  Depreciation Expense ................................................                 13,518                   --
  Interest Expense ....................................................                  7,067                   --
  Recovery of Losses on Loans, Notes and Interest Receivable...........               (108,176)                  --
                                                                              ----------------      ---------------
Total Other Expenses ..................................................                979,555            1,275,066
                                                                              ----------------      ---------------
Total Expenses ........................................................              1,584,649            1,346,860
                                                                              ----------------      ---------------
Net Loss ..............................................................       $     (1,211,311)     $    (1,226,480)
                                                                              ----------------      ---------------
                                                                              ----------------      ---------------
Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,202,287 and 1,105,729, respectively)................       $          (1.01)     $         (1.11)
                                                                              ----------------      ---------------
                                                                              ----------------      ---------------



        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                      Consolidated Statements of Operations

             For the Three Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                                    1998                  1997
                                                                              ----------------      ---------------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable.........................................       $             --      $         5,000
  Income on Investments ...............................................                 94,176               71,275
                                                                              ----------------      ---------------
Total Income From Lending and Investing Activities.....................                 94,176               76,275
                                                                              ----------------      ---------------
Other Income:
  Lease Revenue........................................................                 28,590                   --
  Interest on Note Receivable - Affiliate..............................                 25,763                   --
  Gain on Sale of Equipment ...........................................                  3,400                   --
                                                                              ----------------      ---------------
Total Other Income.....................................................                 57,753                   --
                                                                              ----------------      ---------------
Total Income ..........................................................                151,929               76,275
                                                                              ----------------      ---------------
EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale.....                247,201              118,538
  Net Income From Operations of Real Estate Venture ...................                     --             (367,203)
                                                                              ----------------      ---------------
Total Expenses From Property Operating Activities......................                247,201             (248,665)
                                                                              ----------------      ---------------
Other Expenses:
  Stockholder Expenses ................................................                 39,036               73,658
  Directors' Fees, Expenses, and Insurance ............................                 70,459               56,451
  Other Professional Fees .............................................                 23,108               38,964
  General and Administrative ..........................................                 89,955              202,363
  Administrative Reimbursement - Affiliate ............................                 37,770               29,700
  Interest Expense - Affiliates .......................................                169,309               10,178
  Depreciation Expense ................................................                 13,518                   --
  Interest Expense ....................................................                  7,067                   --
                                                                              ----------------      ---------------
Total Other Expenses ..................................................                450,222              411,314
                                                                              ----------------      ---------------
Total Expenses ........................................................                697,423              162,649
                                                                              ----------------      ---------------
Net Loss ..............................................................       $       (545,494)     $       (86,374)
                                                                              ----------------      ---------------
                                                                              ----------------      ---------------
Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,176,346 and 1,192,342, respectively)................       $          (0.46)     $         (0.07)
                                                                              ----------------      ---------------
                                                                              ----------------      ---------------







        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                 Consolidated Statement of Stockholders' Equity

                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)


                                                    Common Stock
                                             ---------------------------  Accumulated     Deferred        Treasury
                                                 Shares        Amount       Deficit      Compensation       Stock          Total
                                             -------------   -----------  ------------   ------------   -------------  -------------
Stockholder's Equity,
 December 31, 1997 ........................   2,125,327   $ 171,019,463 $(141,713,131)   $ (263,204)  $ (15,591,003)  $  13,452,125
Deferred Compensation
  26,469 Shares of Stock ..................          --              --            --      (449,980)        449,980              --

1-for-300 reverse stock split and
 30-for-1 forward stock split
 (including $356,098 paid for fractional
 shares) ..................................     (45,142)       (356,098)           --            --              --        (356,098)
Acquisition of 69,223 Shares of Treasury
 Stock, at Cost ...........................          --              --            --            --        (354,768)       (354,768)
Net Loss ..................................          --              --    (1,211,311)           --              --      (1,211,311)
                                             -------------   -----------  -------------   -----------   -------------  -------------
Stockholder's Equity,
  September 30, 1998 ......................   2,080,185   $ 170,663,365  $(142,924,442)  $  (713,184)  $ (15,495,791)  $ 11,529,948
                                             ------------- -------------  -------------   -----------   -------------   ------------
                                             ------------- -------------  -------------   -----------   -------------   ------------






        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)



                                                                                      1998                  1997
                                                                                ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss......................................................................   $   (1,211,311)       $   (1,226,480)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
  Net Loss From Disposition of Foreclosed Real Estate Held For Sale...........               --                32,612
  Net Income From Operations of Real Estate Venture...........................               --              (412,236)
  Depreciation Expense........................................................           13,518                    --
  Minority Interest...........................................................             (373)                   --
Net Change In:
  Interest Receivable on Loans................................................            3,565               (14,694)
  Rents Receivable............................................................        1,027,638                    --
  Accounts Receivable - Affiliate.............................................       (1,061,605)                   --
  Interest Receivable - Affiliate.............................................          (25,763)                   --
  Investment in Partnerships and Trusts.......................................            8,607                    --
  Other Assets................................................................         (159,578)              (17,922)
  Accrued Interest - Affiliate................................................           60,958                    --
  Accrued Interest............................................................            7,067                    --
  Accrued Expenses - Affiliates...............................................          (11,396)                   --
  Accounts Payable and Accrued Expenses.......................................          322,105               441,809
  Deferred Rental Income......................................................           43,218                    --
                                                                                ---------------       ---------------
Net Cash Used In Operating Activities.........................................         (983,350)           (1,196,911)
                                                                                ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Ariston ......................................................         (111,067)                   --
  Collection of Loans Receivable..............................................          250,000                    --
  Distributions from Investment in Real Estate Venture........................               --             4,713,101
  Proceeds from Sale of Foreclosed Real Estate Held For Sale..................               --               617,388
                                                                                ---------------       ---------------
Net Cash Provided By Investing Activities.....................................          138,933             5,330,489
                                                                                ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for Fractional Shares as a Result of Reverse Stock Split............         (356,098)                   --
  Acquisition of Treasury Stock...............................................         (354,768)                   --
  Issuance of Stock, Net......................................................               --             2,655,500
                                                                                ---------------       ---------------
Net Cash Provided By (Used In) Financing Activities...........................         (710,866)            2,655,500
                                                                                ---------------       ---------------
Net Increase (Decrease) in Cash and Cash Equivalents..........................       (1,555,283)            6,789,078
Cash and Cash Equivalents at Beginning of Period..............................        7,884,593               145,335
                                                                                ---------------       ---------------
Cash and Cash Equivalents at End of Period....................................   $    6,329,310        $    6,934,413
                                                                                ---------------       ---------------
                                                                                ---------------       ---------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest....................................   $      330,554        $           --
                                                                                ---------------       ---------------
                                                                                ---------------       ---------------







        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements
                               September 30, 1998

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and results of operations for the three and nine month periods ended September 30, 1998 and 1997 have been made and are reflected.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and consolidated ventures which hold title to the Company's property. In August 1998, the Company acquired Ariston Corporation (see Transactions with Affiliates and Related Parties - Note 6 herein). In April 1996, the Company acquired 100% of the outstanding shares of BMC Banden Corp. The net assets of BMC Banden Corp. had no value, therefore, the consolidated financial statements of the Company were not affected by this purchase. All intercompany balances and transactions have been eliminated in consolidation. The Company's 47% interest in the H Street Assemblage was accounted for under the equity method and was reported as an investment in real estate venture (see Note 8 for discussion of sale).

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which was required to be adopted on December 31, 1997. This statement established standards for computing and presenting earnings per share. The statement replaced primary earnings per share with basic earnings per share. Basic earnings per share excludes all dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if stock options and stock award grants were exercised. All prior year amounts have been restated to conform to SFAS No. 128.

     CASH EQUIVALENTS

     At September 30, 1998, the Company had $3,559,470 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

     RECLASSIFICATION

     Certain 1997 balances have been reclassified to conform to the 1998 presentation.


2.    EQUIPMENT ON OPERATING LEASE

     The Company acquired equipment on operating leases as a result of the Ariston acquisition which is depreciated using the straight-line method over the equipment's remaining estimated useful life. Rental income and interest expense on associated indebtedness are recognized as earned and incurred, respectively. At September 30, 1998, the Company's equipment portfolio consisted of equipment with a cost and accumulated depreciation of $375,000 and $13,518, respectively.

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements

                                   (Continued)



At September 30, 1998, future minimum rents due in connection with equipment on operating leases was as follows:


       For the year ending September 30, 1999        $   184,101
                                         2000            137,346
                                                     -----------
                                        Total        $   321,447
                                                     -----------
                                                     -----------



3.   NOTES PAYABLE

     Through its acquisition of Ariston, the Company acquired a limited partnership interest in a real estate investment program and assumed $872,406 of related debt. The note bears a fluctuating interest rate based on Prime plus a margin and requires quarterly payments of principal and interest. The note matures on January 15, 2003 and is secured by the associated limited partnership interest. Repayment of the debt is partially guaranteed by certain individuals, including Messrs. Engle and Coyne.

     Additionally, the Company assumed $251,943 of non-recourse debt, consisting of installment notes that are collateralized by certain equipment held on operating leases. The installment notes will be repaid fully by non-cancelable rents generated by the associated lease agreements. At September 30, 1998, the interest rate on these obligations was 7.1%.

       The annual maturities of the installment notes payable are as follows:


       For the year ending September 30, 1999             $     211,393
                                         2000                   263,797
                                         2001                   180,094
                                         2002                   197,339
                                         2003                   271,726
                                                          -------------
                                        Total             $   1,124,349
                                                          -------------
                                                          -------------



4.   DISPOSITION OF FORECLOSED REAL ESTATE HELD FOR SALE

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


5.   FORECLOSED REAL ESTATE HELD FOR SALE

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

     The Venture has engaged in zoning and entitlement activities that have been opposed by the City of Malibu and various citizen groups since the acquisition of the property. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, both of which were ultimately resolved in favor of the Venture.

     Concurrent with the aforementioned litigation, the Venture pursued entitlements before the Board of Supervisors for the County of Los Angeles. In September 1995, the Los Angeles County Regional Planning Commission, by a 3 to 2 vote,

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements

                                   (Continued)



approved a revised plan to develop a fifty-one unit housing community on the Rancho Malibu property. The Los Angeles County Regional Planning Commission's approval was appealed to the Los Angeles County Board of Supervisors. On May 14, 1996, the Los Angeles County Board of Supervisors approved a compromise project (the "Project") to create forty-six single family lots. These approvals are specified in Los Angeles County CUP No. 91-315(3), Oak Tree Permit No. 91-315(3) and Tentative Tract No. 46277 (revised), approved May 14, 1996. On June 17, 1996, a neighboring homeowners association filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The Company, Legend and the Venture are named as real parties in interest. The La Chusa Litigation was tried before a Court on January 27, 1997. On February 5, 1997, the Court issued its ruling, granting the Petitioner's Writ and remanding the matter to the County Board of Supervisors for further action on three separate grounds: (i) the Supervisors' analyses and findings relating to the consistency of the Projects' cul de sacs and streets within certain County of Los Angeles Code provisions restricting the length of cul de sacs to 1,000 feet were deemed inadequate; (2) a proposed deed restriction requiring the Venture to "diligently seek" approval for a second living unit on five of the forty-six lots was held to be too abstract to comply with the low income housing requirement of state law and (3) the Court found that the County acted improperly when it approved the Project in January of 1996 and later approved a Supplemental Environmental Impact Report ("SEIR") in May of 1996 ("Court Writ"). The Court's Writ specifically rejected challenges to the Project's entitlements predicated on (i) the adequacy of the Supervisors' analyses of the environmental impacts of the Project under the SEIR; (ii) the consistency of the Project with the County General Plan; (iii) the approval of a sewage treatment plant and (iv) the density of the Project under the Hillside Management Ordinance.

     The Court entered a final judgment in the La Chusa Litigation on March 25, 1997. The Venture filed a notice of appeal of the Court Writ on April 25, 1997. In addition to appealing the Court Writ, the Venture sought further action by the Supervisors to address the three issues specified in the Court Writ in order to reinstate the entitlements set aside by the Court. The Venture appeared before the Supervisors at a public hearing on November 6, 1997. The matter was heard and continued with no action taken. On January 27, 1998, the Supervisors held a continued public hearing and directed County staff to present the Final SEIR and environmental finding at a future meeting (scheduled for February 24, 1998) for review and consideration for approval. On February 24, 1998, the Supervisors certified the Final SEIR and adopted environmental findings for the Project. The public hearing was continued for the Board to review and consider approval of Project entitlements. On March 31, 1998, the Supervisors considered the Project entitlements. The Supervisors directed the Venture to revise the proposed tract map to relocate lots 23 and 24 from the eastern ridge to the main development cluster and present the revised tract map to the Supervisors for their review and consideration at a future meeting. On June 9, 1998, the Supervisors approved Tentative Tract Map No. 46277 (revised), CUP No. 91-315(3) and Oak Tree Permit No. 91-315(3) for a 46 residential lot and 5 second unit project ("1998 County Project"). Pursuant to the Board's direction, the new tract map relocates former lots 23 and 24 to the northeastern portion of the main development cluster. The statute of limitations to challenge the environmental review for the 1998 County Project under the California Environmental Quality Act expired on July 16, 1998. Neither the County nor the Venture has been served with a lawsuit under the California Environmental Quality Act at this time and the Venture is not aware of any lawsuit having being filed. The statute of limitations to challenge the Project entitlements themselves expired on September 9, 1998. The Venture and La Chusa extended this statute of limitations for La Chusa only until October 23, 1998, in order to discuss settlement. Since a settlement agreement was entered into between the Venture, the County, and La Chusa on October 22, 1998 (see discussion below), no lawsuit was filed by La Chusa prior to the expiration of the extended statute of limitations. Neither the County nor the Venture has been served with a lawsuit challenging the Project entitlements at this time and the Venture is not aware of any lawsuit having been filed.

     On August 6, 1998, in compliance with the Court Writ, the County and Venture filed a motion seeking a court finding that the 1998 County Project is in compliance with the court writ and discharging the writ. The motion was scheduled to be heard on August 21, 1998. The Venture took the motion off the calendar to discuss settlement with La Chusa. On or about October 30, 1998, the Venture filed in the trial court a stipulation signed by La Chusa, the County and the Venture requesting the court to discharge the writ and dismiss the action with prejudice. The trial court rejected the stipulation and requested a formal, noticed motion. On November 13, 1998 the Venture, the County and La Chusa requested the trial court to discharge the writ. The Court issued a minute order on November 13, 1998 discharging the Court Writ.

     On April 29, 1997, counsel for La Chusa Highlands Property Owners Association, Inc., presented a petition for an award of attorney's fees in connection with the Court's judgment of March 25, 1997. The Court heard argument on the petition and

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements

                                   (Continued)



on April 30, 1997 awarded the petitioner's counsel the sum of $126,711 in attorney's fees and related costs. An appeal of this order has been incorporated into the Company's appeal of the March 25, 1997 judgment discussed above. The Company's initial brief on appeal was filed on October 9, 1997. The petitioner's response was filed on February 9, 1998. On March 2, 1998, the Company filed its reply brief. On or about October 27, 1998, the Venture and the County filed a Request for Dismissal of the appeal pursuant to the Settlement Agreement (see discussion below). On or about October 29, 1998, at the request of the court of appeal, the Venture, the County and La Chusa filed a stipulation in the court of appeal stipulating that each party shall bear its own costs in connection with the appeal. The court of appeal issued an order dismissing the appeal on October 30, 1998.

     On October 22, 1998, the Venture, the County and La Chusa entered into a Settlement Agreement to resolve the La Chusa Litigation, the appeal, and any challenge to the 1998 County Project or future Coastal Commission action on the 1998 County Project. The settlement is contingent upon dismissal of the La Chusa action. On October 23, 1998, the Venture transferred the amount of One Hundred and Twenty Five Thousand Dollars ($125,000) to La Chusa's counsel of record. That amount is to be held in a trust account until the trial court discharges the writ and dismisses the La Chusa Lawsuit with prejudice. On October 23, 1998, the Venture transferred an additional amount of One Hundred and Twenty Five Thousand Dollars ($125,000) to an escrow account established at Boston Private Bank & Trust Company. On November 12, 1998 the Venture directed the Bank to wire that amount to La Chusa's Counsel of Record. That amount is also to be in a trust account until the trial court discharges the writ and dismisses the La Chusa Lawsuit.

     On November 4, 1998, the California Coastal Commission unanimously approved an amendment to the Coastal Development Permit for the 51 lot Project previously approved in 1993. The amendment revised the Coastal Development Permit to conform to the 46 lot 1998 County Project. On November 4, 1998, the California Coastal Commission also approved an extension of the term of the Coastal Development Permit to August 11, 1999. The statute of limitations to challenge the Coastal Commission actions will expire on January 4, 1999. Neither the Coastal Commission nor the Venture has been served with a lawsuit at this time and the Venture is not aware of any lawsuit being filed.

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

     During the nine months ended September 30, 1998, the Venture incurred approximately $605,000 in costs in connection with Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Company, were included in total expenses from property operating activities on the Company's consolidated statements of operations. At September 30, 1998, the Company's carrying balance for the property is $9,961,991.


6.   TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

     ACQUISITION OF ARISTON CORPORATION

     On August 31, 1998, the Company executed an agreement to acquire all of the common stock of Ariston Corporation ("Ariston") for a total purchase price of $12,450,000. Ariston is a holding company having two investments: (i) a 99%

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements

                                   (Continued)



limited partnership interest in AFG Eireann Limited Partnership ("AFG Eireann"), a Massachusetts limited partnership having a tax interest in a diversified pool of lease contracts owned by an institutional investor and (ii) a 98% limited partnership interest in Old North Capital Limited Partnership ("ONC"), a Massachusetts limited partnership with investments in cash and notes, equipment leases, and limited partnerships that are engaged in either equipment leasing or real estate. Gary D. Engle, Chairman, Chief Executive Officer and a director of the Company and James A. Coyne, President, Chief Operating Officer and a director of the Company both are affiliated with ONC and Gary D. Engle is affiliated with AFG Eireann. Ariston was organized on July 31, 1998 as a Delaware corporation. On August 3, 1998, Equis Financial Group Limited Partnership ("EFG") contributed its limited partnership interests in AFG Eireann and ONC to Ariston in exchange for Ariston common stock. Ariston was a wholly-owned subsidiary of EFG until its acquisition by the Company and was formed principally to facilitate the transfer of limited partnership interests held by EFG in AFG Eireann and ONC. Gary D. Engle controls EFG and is the sole director of Ariston.

     The acquisition of Ariston was approved by the Company's independent directors. (Both Messrs. Engle and Coyne elected to abstain from any votes conducted by the Company's Board of Directors in connection with this acquisition.) In addition, the Company, through its independent directors, engaged an independent investment banking firm (the "Investment Banker"), to evaluate the transaction and express its opinion as to whether the acquisition was fair to the Company's shareholders from a financial point of view. The Investment Banker concluded that the terms of the acquisition were fair to the Company's shareholders.

     The Company purchased all of the common stock of Ariston from EFG for cash of $2 million and a purchase-money note of $10,450,000 (the "Note"). The Note bears interest at the annualized rate of 7%, payable quarterly in arrears, and requires principal reductions based upon the cash flows generated by the limited partnership interests owned by Ariston. The Note matures on August 31, 2003 and is recourse only to the common stock of Ariston. The cost of the Ariston acquisition has been preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company.

     The following summarized, unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1997, assume that the Company effected the acquisition at the beginning of the respective periods:


                                             1998                 1997
                                       ---------------      ---------------
     Revenue and Other Income          $     5,910,416      $    3,972,304

     Net Income                        $     3,865,338      $    1,935,647

     Net Income Per Share of
       Common Stock Basic              $          3.21      $         1.75



     AFG Eireann is a special purpose limited partnership created in 1994 having a tax interest in a diversified pool of lease contracts owned by a institutional investor. Gary D. Engle is a 50% owner and a director of the general partner of AFG Eireann. ONC is a Massachusetts limited partnership established in 1995. ONC has investments in (i) cash of approximately $1.9 million, (ii) a portfolio of equipment leases, (iii) limited partnership units of several direct-participation equipment leasing programs sponsored and managed by EFG,
(iv) general and limited partnership interests in a real estate partnership sponsored by EFG that owns two commercial buildings leased to an investment-grade educational institution, and (v) a note receivable having a principal balance of approximately $2.7 million that is due from Messrs. Engle and Coyne. Gary D. Engle owns all of the voting stock, and has a one-third equity interest in, and is a director of the general partner of ONC. James A. Coyne owns non-voting stock, and has a one-third equity interest in, and is a director of the general partner of ONC.

     OTHER RELATED PARTY TRANSACTIONS

     The Company executed and delivered an Exchange Agreement dated April 30, 1997 (amended as of August 7, 1997, the "Agreement") among the Company, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements

                                   (Continued)



Financial Group Limited Partnership ("EFG") and certain partnerships managed by EFG ("the Partnerships"). Pursuant to the Agreement, on April 30, 1997, the Company issued to the Partnerships 198,700 shares of the Company's common stock at the price of $15.00 per share. Cash proceeds received by the Company, $2,480,500, were net of related costs of $500,000. In addition, the Partnerships made a three-year loan (the "Loan") to the Company in the amount of $4,419,500. The Loan has an interest rate of 10% per annum with mandatory principal reductions, if and to the extent net proceeds are received from the sale or refinancing of the Rancho Malibu property. At September 30, 1998, the carrying value of the note payable approximates fair value.

     Pursuant to the Agreement, the Administrative Services Agreement between the Company and Banyan Management Corp. ("BMC") was amended to provide, among other things, for the payment to BMC of a termination fee in the amount of $251,823 and the transfer of the Company's ownership interest in BMC to BMC's designee. Effective May 6, 1997, EFG entered into an Administrative Services Agreement to provide administrative services to the Company, replacing BMC. Administrative costs, primarily salaries and general and administrative expenses, of $113,201 were incurred on the Company's behalf by EFG during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Company incurred $29,700 in administrative costs for services provided by EFG and $107,781 for services provided by BMC. The costs incurred by EFG on behalf of the Company are reflected as Administrative Reimbursement - Affiliate on the Consolidated Statements of Operations. The costs incurred by BMC on behalf of the Company are included in General and Administrative expenses on the Consolidated Statements of Operations.

     In connection with the Ariston acquisition, the Company recorded certain outstanding accounts receivable totaling $1,102,845 that are reflected as Accounts Receivable - Affiliate on the accompanying Consolidated Balance Sheet. These funds were collected by the Company in October 1998.


7.    RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE

     During the first quarter of 1998, the Company received cash distributions of $18,423 related to its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Company) of VMS Realty Partners and its affiliates. In addition, the Company received $89,753 from its interest in Springtown Partners, a California limited partnership formed by three land owners, including the Company, for the purpose of merging land parcels in order to option them to a third party for use as a wetland mitigation bank. The Company acquired the land from Anden Group as a result of a loan default, but fully reserved for the asset as the land was determined to be "undevelopable" due to certain environmental issues. Since 1993, the Company has sought to realize value from this asset. The Company has treated both amounts as a recovery of amounts previously charged to losses on loans, notes and interest receivable on its consolidated statement of operations for the nine months ended September 30, 1998.


8.   DISPOSITION OF INVESTMENT IN REAL ESTATE VENTURE

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

     On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration ("GSA") for a purchase price of $1,828,900, including $150,000 paid by GSA for reimbursement of expenses that the Venture incurred in anticipation of this transaction. On July 29, 1997, the Venture sold the remaining land and office building to an unaffiliated third party for net sale proceeds of $8,469,821. The Company's share of the gain on disposition recognized by the Venture was $371,979 and is included in net income from operations of real estate venture for the three and nine months ended September 30, 1997 on the accompanying consolidated statements of operations. During the

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements

                                   (Continued)



nine September 30, 1997, the Company received aggregate distributions from the Venture of $4,713,101, including its allocation of sales proceeds. The Venture has no further ownership interest in the H Street Assemblage property.

9.   DEFERRED COMPENSATION

     In December 1997, the Company established an incentive compensation plan (the "Plan") for Messrs. Engle and Coyne (the "Participants"). The Plan provides for all or some of the Participants' salary to be deferred. All such deferred compensation is held subject to the claims of creditors of the Company in a "rabbi" trust until paid to the Participants following the Participants' termination of employment. The amounts deferred are invested in common stock of the Company. Pursuant to the Plan, the Participants deferred $180,000 of compensation during the nine months ended September 30, 1998 which represented 26,469 shares of common stock. The number of shares of common stock was determined by dividing the dollar amount of the salary deferred each month by the average of the closing prices of the Company's common stock for the last ten trading days of the month. The deferred amount was expensed by the Company during 1998 and is included in general and administrative expenses on the consolidated statement of operations for the nine months ended September 30, 1998. Future compensation will be deferred and invested in common stock which will be issued on a monthly basis to the trust for the benefit of the Participants.


10.  STOCK SPLITS

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


11.  TREASURY STOCK

     On September 23, 1998, the Company purchased 69,223 shares of common stock, or approximately 6.2% of the Company's common stock outstanding. The Company paid cash in the amount of $5 1/8 per share, for a total purchase price of $354,768.


12.  NASDAQ POTENTIAL DELISTING

     The Company has not consistently satisfied the conditions for continued inclusion on the NASDAQ National Market. NASDAQ has notified the Company that it intends to delist the stock from the NASDAQ National Market. On November 6, 1998, a representative from the Company attended a hearing on this matter. As of the date hereof, a decision by NASDAQ has not been rendered. In the event of a delisting, the stock may be eligible to trade on the NASD OTC Bulletin Board system. The Company may also consider listing on another exchange.

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements

                                   (Continued)



13.  SUBSEQUENT EVENT

     During 1994, in connection with the restructuring of Anden, the Company was conveyed an interest in a first mortgage loan collateralized by a parcel of land located in Hemet, California. The borrower was Hemet Phase IV Partners, L.P. ("Hemet"). The Company also was conveyed a limited partnership interest in Hemet. The Company recorded its interest in the loan acquired at $500,000 as of the date of foreclosure. During 1994, the Company recorded a provision for losses on loans, notes and interest receivable relating to the Hemet loan in the amount of $275,000. Pursuant to the Company's valuation of the underlying collateral, the loan was placed on non-accrual status. On October 8, 1998, the Company received $744,795 as payment in full on the loan and interest. The Company recorded $225,000 as a principal repayment, $275,000 as a recovery of amounts previously charged to losses on loans, notes and interest receivable and the remainder as interest income.


14.  FUTURE FILINGS WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION

     Pursuant to the Rules of Item 7 of Form 8-K, the Company expects to file audited financial statements of Ariston Corporation. The audit of Ariston Corporation is pending at this date. As soon as the audit is complete, the Company will file Form 8-K with the Securities and Exchange Commission containing such financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation


General

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Company's ability to successfully implement a new growth-oriented business plan. Actual results could differ materially from those projected in the forward-looking statements.

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

     The transaction also called for a one time $2.00 per share cash dividend to be paid in the event certain stockholder proposals were approved. The Company solicited its stockholders for proxies in connection with proposed changes in the Company's Certificate of Incorporation and By-laws. Among the principal changes requested were: (i) the election of new Directors nominated by EFG for terms of up to 3 years and an increase in size of the Board of Directors (the "Board") to as many as nine members, provided a majority of the Board shall consist of members independent of the Company, EFG or any affiliate; (ii) an amendment extending the Company's life to perpetual and changing its name and
(iii) an amendment designed to restrict or deter, to the extent legally permissible, the acquisition of more than 4.9% of the common stock of the Company by any person in such a manner as would cause such person to become a 5% stockholder within the meaning of Section 382 (g) of the Internal Revenue Code. The Consent of the stockholders was obtained and the proposals, including the changes described in (i) through (iii) above, were adopted on October 21, 1997.

     Pursuant to the Agreement, the Administrative Services Agreement between the Company and Banyan Management Corp. ("BMC") was amended to provide, among other things, for the immediate payment to BMC of a termination fee in the amount of $251,823 and the transfer of the Company's ownership interest in BMC to BMC's designee. Pursuant to the Agreement, the Company also entered into a new Administrative Services Agreement with EFG (see Note 6 to the consolidated financial statements).

     On August 31, 1998, the Company executed an agreement to acquire all of the common stock of Ariston Corporation ("Ariston") for a total purchase price of $12,450,000. Ariston is a holding company having two investments: (i) a 99% limited partnership interest in AFG Eireann Limited Partnership ("AFG Eireann"), a Massachusetts limited partnership having a tax interest in a diversified pool of lease contracts owned by an institutional investor and (ii) a 98% limited partnership interest in Old North Capital Limited Partnership ("ONC"), a Massachusetts limited partnership with investments in cash and notes, equipment leases, and limited partnerships that are engaged in either equipment leasing or real estate. Gary D. Engle, Chairman, Chief Executive Officer and a director of the Company and James A. Coyne, President, Chief Operating Officer and a director of the Company both are affiliated with ONC and Gary D. Engle is affiliated with AFG Eireann. Ariston was organized on July 31, 1998 as a Delaware corporation. On August 3, 1998, EFG contributed its limited partnership interests in AFG Eireann and ONC to Ariston in exchange for Ariston common stock. Ariston was a wholly-owned subsidiary of EFG until its acquisition by the Company and was formed principally to facilitate the transfer of limited partnership interests held by EFG in AFG Eireann and ONC. Gary D. Engle controls EFG and is the sole director of Ariston.

     The acquisition of Ariston was approved by the Company's independent directors. (Both Messrs. Engle and Coyne elected to abstain from any votes conducted by the Company's Board of Directors in connection with this acquisition.) In addition, the Company, through its independent directors, engaged an independent investment banking firm (the "Investment Banker"), to evaluate the transaction and express its opinion as to whether the acquisition was fair to the Company's shareholders from a financial point of view. The Investment Banker concluded that the terms of the acquisition were fair to the Company's shareholders.

     The Company purchased all of the common stock of Ariston from EFG for cash of $2 million and a purchase-money note of $10,450,000 (the "Note"). The Note bears interest at the annualized rate of 7%, payable quarterly in arrears, and requires principal reductions based upon the cash flows generated by the limited partnership interests owned by Ariston. The Note matures on August 31, 2003 and is recourse only to the common stock of Ariston. The cost of the Ariston acquisition has been preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company.

     The Company currently holds an ownership interest in a 274 acre land parcel located in Southern California known as the Rancho Malibu property. The Company also holds a 0.3% beneficial interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Company, which holds interests in various assets. In addition, the Company has one loan referred to as Hemet IV (see Note 13 to the financial statements concerning subsequent repayment).

Year 2000 Issue

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Company uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. Presently, EFG anticipates completing its Year 2000 project by December 31, 1998 at a di minimus cost to the Company. Aggregate costs for the entire project are anticipated to be less than $50,000, all of which will have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll and electronic banking, have been evaluated for potential programming changes and are expected to require only minor modifications to function properly with respect to dates in the year 2000 and thereafter. Moreover, EFG understands that each of its and the Company's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems will be Year 2000 compliant by the end of 1998. Presently, EFG is not aware of any outside servicer with a Year 2000 Issue that would have a material effect on the Company's results of operations, liquidity, or financial position.

     EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Company's business operations. However, EFG has no means of ensuring that all vendors and third-party servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Company is not determinable.


Liquidity and Capital Resources

     Cash and cash equivalents consist of cash and short-term investments. The Company's cash and cash equivalents balance at September 30, 1998 and December 31, 1997 was $6,329,310 and $7,884,593, respectively. The decrease in total cash and cash equivalents of $1,555,283 is the result of cash used for operating and financing activities.

     Cash Flow From Operating Activities: Net cash used in operating activities decreased by $213,561 for the period ended September 30, 1998 to $983,350 from $1,196,911 for the same period in 1997.

     Cash Flow From Investing Activities: During the nine months ended September 30, 1998, net cash provided by investing activities resulted from a $250,000 principal repayment on the Lindfield Tract A loan (see below) offset by the Company's investment in Ariston. During the nine months ended September 30, 1997, net cash provided by investing activities was $5,330,489 resulting from distributions from the Company's investment in a real estate venture of $4,713,101 (see below) and proceeds received from the sale of foreclosed real estate of $617,388 (see below).

     Cash Flow From Financing Activities: During the nine months ended September 30, 1998, net cash used in financing activities resulted from $356,098 cash used to pay fractional shareholders as a result of the reverse stock split and $354,768 to purchase 69,223 shares of the Company's common stock. During the nine months ended September 30, 1997, net cash provided by financing activities was $2,655,500 resulting from the issuance of stock pursuant to the Exchange Agreement described above.

     The Company's future liquidity needs are dependent upon, among other things: (i) the level of liquidity required to successfully implement a new growth-oriented business plan and (ii) the Company's ability to control its property level and Company level operating expenses. In addition, the Company will have future cash flows as a result of the Ariston acquisition (see above), which will be used to service associated acquisition indebtedness.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which was required to be adopted on December 31, 1997. This statement established standards for computing and presenting earnings per share. The statement replaced primary earnings per share with basic earnings per share. Basic earnings per share excludes all dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if stock options and stock award grants were exercised. All prior year amounts have been restated to conform to SFAS No. 128.

     As of September 30, 1998 and December 31, 1997, the Company's mortgage loan portfolio consisted of loans with a carrying value totaling $225,000 and $475,000, respectively. During the nine months ended September 30, 1998, the Company received final principal and interest payments on its Lindfield Tract A loan totaling $278,270. See Note 13 to the financial statements for subsequent repayment of the Hemet IV loan.


Results of Operations

Nine months ended September 30, 1998 compared to the nine months ended September 30, 1997:

     Total income for the nine months ended months ended September 30, 1998 increased to $373,338 from $120,380 for the nine months ended September 30, 1997. The increase is due primarily to an increase in income earned on investments. The increase in income earned on investments reflects an increase in cash available for investment resulting primarily from the issuance of stock (see above) and cash distributions received related to the Company's investment in the real estate venture (see below). Other income during the nine months ended September 30, 1998 resulted from the acquisition of Ariston (see above) which included: (i) equipment on operating leases generating lease revenue and
(ii) a note receivable-affiliate generating interest income. Interest income on the note receivable-affiliate is subordinate to the repayment of certain institutional indebtedness.

     Total expenses for the nine months ended September 30, 1998 increased to $1,584,649 from $1,346,860 for the nine months ended September 30, 1997. This increase of $237,789 for the nine months ended September 30, 1998 when compared to the same period in 1997 is due to an increase in total expenses from property operating activities offset by a decrease in total other expenses. The increase in total property operating expenses is due primarily to costs incurred in connection with the Rancho Malibu property relating to entitlement activities, holding costs and litigation (see Note 5 to the consolidated financial statements for discussion of settlement). The Company also recognized net income from operations of the real estate venture of $412,236, relating to the Company's interest in the H Street property (see discussion below) during 1997. The decrease in total other expenses is due to a decrease in other professional fees and general and administrative expenses and an offset in 1998 of $108,176 reflecting a recovery of amounts previously charged to losses on loans, notes and interest receivable. Other professional fees were higher during 1997 due to legal costs related to the Winding River litigation as discussed below and costs incurred to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value. General and administrative expenses were higher in 1997 due to a termination fee of $251,823 paid to BMC in connection with the Exchange Agreement (see Note 6 to the consolidated financial statements) and incentive compensation accrued in connection with the H-Street sale. Other expenses in 1998 include interest expense of $391,512 related to the loan from the Partnerships as a result of the Exchange Agreement (see above) and the purchase money note to EFG as a result of the Ariston acquisition (see above). Interest expense during 1997 was $10,178 related to the loan from the Partnerships.

     During the nine months ended September 30, 1997, the Company recorded net income of $412,236 from the operations of a real estate venture. This net income reflects the Company's 47% interest in the H Street Venture (the "Venture"). The Venture owned an office building with approximately 55,900 square feet of gross leasable area (the "Victor Building") and an adjacent land parcel consisting of 36,100 square feet (the "H Street Assemblage") located in Washington, D.C. On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration ("GSA") for a net purchase price of $1,828,900, including $150,000 paid by the GSA as a reimbursement of expenses that the Venture incurred in anticipation of this transaction. On July 29, 1997, the Venture sold the remaining land and office building to an unaffiliated third party for net sale proceeds of $8,469,821. The Company's share of the gain on disposition recognized by the Venture was $371,979 and is included in net income from operations of real estate venture for the nine months ended September 30, 1997 on the accompanying Consolidated Statement of Operations. During the nine months ended September 30, 1997, the Company received aggregate distributions from the Venture of $4,713,101, including its allocation of such sales proceeds. The Venture has no further ownership interest in the H Street Assemblage property. See Note 8 to the consolidated financial statements for additional information regarding the sale of this property and subsequent cash distribution from the Venture.

     On June 23, 1997, the Company sold the Lindfield Tract D property, having a carrying value of $650,000, to an unaffiliated third party for a purchase price of $675,000. Cash proceeds received, net of transaction costs, were $617,388 resulting in a loss on disposition of $32,612 for financial reporting purposes.

     The above discussed changes resulted in a decrease in the net loss for the nine months ended September 30, 1998 to $1,211,311 ($1.01 per share) from $1,226,480 ($1.11 per share) for the nine months ended September 30, 1997. On April 30, 1997, the Company issued 198,700 shares of stock. In addition, the Company issued 15,483 shares of common stock on December 30, 1997 and 26,469 shares of common stock during 1998 in connection with the incentive compensation plan (see Note 9 to the consolidated financial statements). On September 23, 1998, the Company purchased 69,223 shares of common stock, which are reflected as treasury stock on the accompanying balance sheet at September 30, 1998. As a result of these changes, the net loss per share for the nine months ended September 30, 1998 is based on the weighted average number of shares outstanding during the period of 1,202,287 as compared to 1,105,729 for the same period in 1997.

Three months ended September 30, 1998 compared to the three months ended September 30, 1997:

     Total income for the three months ended months ended September 30, 1998 increased to $151,929 from $76,275 for the three months ended September 30, 1997. This increase is due primarily to income generated through the acquisition of Ariston (see above). The Company acquired: (i) equipment on operating leases which generated lease revenue and (ii) a note receivable-affiliate which generated interest income. Interest income on the note receivable-affiliate is subordinate to the repayment of certain institutional indebtedness. Income earned on investments further contributed to an increase in income during the period. This increase reflects an increase in cash available for investment resulting primarily from cash distributions received related to the Company's investment in the real estate venture (see Note 8 to the consolidated financial statements).

     Total expenses for the three months ended September 30, 1998 increased to $697,423 from $162,649 for the three months ended September 30, 1997. This increase of $534,774 is due to an increase in both total expenses from property operating activities and total other expenses. The increase in total property operating expenses is due to additional costs incurred in connection with the Rancho Malibu property relating to entitlement activities, holding costs and litigation (see Note 5 to the consolidated financial statements for discussion of settlement). The Company also recognized net income from operations of the real estate venture of $367,203, relating to the Company's interest in the H Street property (see discussion above) in 1997 which partially offset property operating expenses. The increase in total other expenses is due primarily to an increase in interest expense - affiliates offset by a decrease in general and administrative expenses and stockholders expenses. General and administrative expenses were higher during the three months ended September 30, 1997 as compared to the same period in 1998 due to incentive compensation accrued in connection with the H Street sale and executive compensation. Stockholder expenses were higher during the three months ended September 30, 1997 as compared to the same period in 1998 due to costs incurred in connection with obtaining the stockholder consent to, among other things, change the Company's Certificate of Incorporation and By-Laws as discussed above. Other expenses in 1998 include interest expense of $169,309 related to the loan from the Partnerships as a result of the Exchange Agreement (see above) and the loan from EFG as a result of the Ariston acquisition (see above). Interest expense during 1997 was $10,178 related to the loan from the Partnerships.

     The above discussed changes resulted in an increase in net loss for the three months ended September 30, 1998 to $545,494 ($0.46 per share) from $86,374 ($0.07 per share) for the three months ended September 30, 1997. On April 30, 1997, the Company issued 198,700 shares of stock. In addition, the Company issued 15,483 shares of common stock on December 30, 1997 and 26,469 shares of common stock during 1998 in connection with the incentive compensation plan (see
Note 9 to the consolidated financial statements). On September 23, 1998, the Company purchased 69,223 shares of common stock, which are reflected as treasury stock on the accompanying balance sheet at September 30, 1998. As a result of these changes, the net loss per share for the three months ended September 30, 1998 is based on the weighted average number of shares outstanding during the period of 1,176,346 as compared to 1,192,342 for the same period in 1997.

     On a quarterly basis, management reviews the mortgage loans in the Company's portfolio and records appropriate loss provisions. The provisions are based upon a number of factors, including management's analyses of the value of the collateral and, in certain cases, ongoing negotiations regarding disposition of this collateral, as well as consideration of the general business conditions affecting the Company's portfolio. Management also reviews the investment properties held by the Company on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. Management has determined that no reductions are necessary for the three and nine months ended September 30, 1998.



Litigation

     In connection with the Company's interest in a joint venture which owns the Rancho Malibu property (the "Venture"), the Venture has been engaged in zoning and entitlement activities which have been opposed by the City of Malibu and various citizen groups. During the nine months ended September 30, 1998, the Venture incurred approximately $605,000 in costs in connection with Rancho Malibu relating to entitlement activities, holding costs and litigation. These costs, treated as capital contributions to the Venture by the Company, were included in total expenses from property operating activities on the Company's consolidated statements of operations. See Note 5 to the consolidated financial statements for discussion of settlement.

     The Company continues to be engaged in litigation involving a real estate development project known as "Winding River." The ultimate outcome of this matter cannot be determined at this time. However, in the opinion of management of the Company, the eventual outcome of this matter will not have a material adverse effect on the financial position of the Company. The financial statements do not include any adjustments for liability, if any, arising from this matter.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

See Note 5 to the consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a) A list of exhibits filed or incorporated by reference is as follows:

3.1           Certificate of Amendment to Amended and Restated Certificate of
              Incorporation (filed with the Securities and Exchange Commission as Exhibit (3.1) to the Registrant's Quarterly Report on Form
              10-QSB for the quarter ended June 30, 1998 and incorporated by reference)

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

10.15         Directors Stock Option Agreement dated July 15, 1994

10.16         Executive Stock Option Agreements dated July 1, 1994, July 11,
              1995 and April 16, 1996

10.17 Agreement for Purchase and Sale of Stock dated August 31, 1998 between Semele Group Inc. and Equis Financial Group Limited
              Partnership (filed herewith)

10.18         Promissory Note dated August 31, 1998 between Semele Group Inc.
              and Equis Financial Group Limited Partnership (filed herewith)

10.19         Security Agreement dated August 31, 1998 between Semele Group
              Inc. and Equis Financial Group Limited Partnership (filed herewith)

21            Subsidiaries of the Company

27 Financial Data Schedule (such schedule is not deemed filed as part of this report)

99.1 Press Release dated October 21, 1997 (filed with the Securities and Exchange Commission as Exhibit (99)(i) to the Registrant's
              Report on Form 8-K dated October 21, 1997 and incorporated by reference)

(b) A current report on Form 8-K, dated August 31, 1998, was filed by the Registrant on September 15, 1998 with the Securities and Exchange Commission.


                                   SIGNATURES


PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


SEMELE GROUP INC.




By:   /s/ Gary D. Engle                                Date:  November 16, 1998
   -------------------------------------------
      Gary D. Engle, Chairman, Chief Executive
      Officer and Director




By:   /s/ Gary M. Romano                               Date:  November 16, 1998
   -------------------------------------------
      Gary M. Romano, Vice President and
      Chief Financial Officer