Form 10KSB
period 1998-12-31
SEMELE GROUP INC
filed 1999-04-15
CIK 812914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________.

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

                             Shares of Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Issuer's revenues for the fiscal year ended December 31, 1998 were $1,158,216. Shares of common stock outstanding as of March 2, 1999: 1,145,491. The aggregate market value of the Issuer's shares of common stock held by non-affiliates on such date was approximately $3,550,466

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1998 (Part I and II)

         Transitional Small Business Disclosure Format: YES |_|  NO |X|.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS                                              1
ITEM 2    DESCRIPTION OF PROPERTY                                              2
ITEM 3    LEGAL PROCEEDINGS                                                    3
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  3

                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             4
ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            4
ITEM 7    FINANCIAL STATEMENTS                                                 5
ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                             5

                                    PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS         6
ITEM 10   EXECUTIVE COMPENSATION                                               7
ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      11
ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      13
ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K    14

SIGNATURES                                                                    17

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OPERATION

      The Issuer, Semele Group Inc. (the "Company"), formerly known as Banyan Strategic Land Fund II, is a Delaware corporation, organized pursuant to a Certificate of Incorporation filed on April 14, 1987 under the name VMS Strategic Land Fund II.

      The Company was originally established to invest primarily in short-term, junior, pre-development and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Company. As a result of these defaults, the Company suspended the making of new loans, except for advances of additional funds under circumstances in which it was deemed necessary to preserve the value of existing collateral, including instances where it had foreclosed upon or taken title, directly or indirectly, to the collateral. In 1990, the Company implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. On February 25, 1997, the Directors of the Company authorized management to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing stockholder value. The Company executed and delivered an Exchange Agreement dated April 30, 1997 (amended as of August 7, 1997, the "Agreement") among the Company, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group Limited Partnership ("EFG") and certain partnerships managed by EFG ("the Partnerships"). Pursuant to the Agreement, on April 30, 1997, the Company issued to the Partnerships 198,700 shares of the Company's common stock at the price of $15.00 per share. Cash proceeds received by the Company, $2,480,500, were net of related costs of $500,000. In addition, the Partnerships made a three-year loan (the "Loan") to the Company in the amount of $4,419,500. The Loan has an interest rate of 10% per annum with mandatory principal reductions, if and to the extent net proceeds are received from the sale or refinancing of the Company's property known as Rancho Malibu. The transaction also called for a one time $2.00 per share cash dividend to be paid in the event certain stockholder proposals were approved. The Consent of the stockholders was obtained and the proposals were adopted on October 21, 1997.

      On August 31, 1998, the Company executed an agreement to acquire all of the common stock of Ariston Corporation ("Ariston") for a total purchase price of $12,450,000. Ariston is a holding company having two investments: (i) a 99% limited partnership interest in AFG Eireann Limited Partnership ("AFG Eireann"), a Massachusetts limited partnership having a tax interest in a diversified pool of lease contracts owned by an institutional investor and (ii) a 98% limited partnership interest in Old North Capital Limited Partnership ("ONC"), a Massachusetts limited partnership with investments in cash and notes, equipment leases, and limited partnerships that are engaged in either equipment leasing or real estate. The latter includes two commercial buildings located in Washington D.C. and Sydney, Australia that are leased to an investment-grade educational institution. Gary D. Engle, Chairman, Chief Executive Officer and a director of the Company and James A. Coyne, President, Chief Operating Officer and a director of the Company both are affiliated with ONC and Gary D. Engle is affiliated with AFG Eireann. Ariston was organized on July 31, 1998 as a Delaware corporation. On August 3, 1998, Equis Financial Group Limited Partnership ("EFG") contributed its limited partnership interests in AFG Eireann and ONC to Ariston in exchange for Ariston common stock. Ariston was a wholly-owned subsidiary of EFG until its acquisition by the Company and was formed principally to facilitate the transfer of limited partnership interests held by EFG in AFG Eireann and ONC. Gary D. Engle controls EFG and is the sole director of Ariston.

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

      The Company purchased all of the common stock of Ariston from EFG for cash of $2 million and a purchase-money note of $10,450,000 (the "Note"). The Ariston acquisition was accounted for under the purchase method of accounting. The balance sheet and statement of operations of Ariston were consolidated effective September 1, 1998. The Note bears interest at the annualized rate of 7%, payable quarterly in arrears, and requires principal reductions based upon the cash flows generated by the limited partnership interests owned by Ariston. The Note matures on August 31, 2003 and is recourse only to the common stock of Ariston. The cost of the Ariston acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company. Until the Note is retired, future cash distributions by Ariston require the consent of EFG.

      AFG Eireann is a special purpose limited partnership created in 1994 having a "tax interest" in a diversified pool of lease contracts owned by an institutional investor. Gary D. Engle is a 50% owner and a director of the general partner of AFG Eireann. ONC is a Massachusetts limited partnership established in 1995. ONC has investments in (i) cash, (ii) a portfolio of equipment leases, (iii) limited partnership units of several direct-participation equipment leasing programs sponsored and managed by EFG,
(iv) general and limited partnership interests in a real estate partnership sponsored by EFG that owns two commercial buildings leased to an investment-grade educational institution, and (v) a note receivable having a principal balance of approximately $2.7 million that is due from Messrs. Engle and Coyne. Gary D. Engle owns all of the voting stock, and has a one-third equity interest in, and is a director of the general partner of ONC. James A. Coyne owns non-voting stock, and has a one-third equity interest in, and is a director of the general partner of ONC.

      The Company's business plan contemplates making additional acquisitions or other investments where its sizable net operating loss carryforward can make it a value added buyer.

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

      On February 23, 1998, new requirements for continued inclusion on the NASDAQ National Market system became effective. The Company has not consistently met the new bid price criteria for continued listing based on the Company's stock price. Effective January 8, 1999, the Company's began trading on the NASDAQ SmallCap system.

      The Company reviews and monitors compliance with federal, state and local ordinances that have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1998, the Company did not incur any material environmental expenditures.

ITEM 2. DESCRIPTION OF PROPERTY

      Incorporated herein by reference to Note 4 to the Consolidated Financial Statements in the 1998 annual report.

ITEM 3. LEGAL PROCEEDINGS

      Incorporated herein by reference to Notes 4 and 15 to the Consolidated Financial Statements in the 1998 annual report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On June 30, 1998, the stockholders approved a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split. As a result of the reverse stock split, each stockholder of record who owned less than 300 shares of common stock immediately prior to the reverse stock split received in lieu of the fractional share resulting from the reverse split, cash in the amount of $.790625 per share (the average daily closing price per share of common stock on the NASDAQ Stock Exchange for the ten trading days prior to effective date) multiplied by the number of shares of common stock owned by such stockholder immediately prior to the reverse stock split. Immediately after the reverse stock split, the number of shares of common stock of each holder (excluding stockholders who held less than 300 shares immediately prior to the reverse split) was converted in a forward split into multiple shares of common stock on the basis of 30 shares of common stock for each share or fraction thereof then held. The Company paid $356,098 to fractional stockholders on July 17, 1998 as a result of the reverse stock split. All share and per share data for prior periods presented have been restated to reflect the stock splits.

      The Company's shares were included for quotation on the NASDAQ National Market (symbol - VSLF) during 1998 and 1997 (see Item 1). The table below shows the quarterly high and low bid prices as reported by NASDAQ National Market for the years ended December 31, 1998 and 1997:

                                           Share Price
          Quarter              ----------------------------------
           Ended                     1998             1997
          -------                    ----             ----
          3/31       High          $10.000           $11.250
                     Low            $5.000            $9.063

          6/30       High           $9.375           $10.000
                     Low            $7.500            $8.125

          9/30       High           $8.500           $12.500
                     Low            $4.625            $6.875

          12/31      High           $4.750           $12.500
                     Low            $3.750            $4.063

      In connection with the Consent of the stockholders (described in Item 1), the Company declared a one-time cash dividend to its stockholders of $2.00 per share during the fourth quarter of 1997. The Company had not paid a dividend to its stockholders since 1990 as a result of the defaults by borrowers on the Company's mortgage loans, the resultant interruption in the Company's cash flow, the uncertainties regarding its assets and the Company's future cash requirements. The Company will continue to periodically evaluate its dividend policy, however, the Company's management currently does not anticipate additional dividends in the foreseeable future.

      The Company's ability to pay future dividends to its stockholders is dependent upon, among other things, the level of liquidity required to successfully implement a growth-oriented business plan and the Company's ability to control its property and Company level operating expenses. The Company will have future cash inflows as a result of the Ariston acquisition (see Item 1), which will be used to service associated acquisition indebtedness.

      At March 2, 1999, there were 1,479 record holders of the Company's shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Incorporated herein by reference to the section entitled "Management's Discussion and Analysis or Plan of Operation" in the 1998 annual report.

ITEM 7. FINANCIAL STATEMENTS

      Incorporated herein by reference to the Company's Consolidated Financial Statements included in the 1998 annual report.

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

      WALTER E. AUCH, SR., age 76, was the Chairman and Chief Executive Officer of the Chicago Board Options Exchange. Prior to that time, Mr. Auch was Executive Vice President, Director and a member of the executive committee of Paine Webber. Mr. Auch is a Director of Pimco Advisors L.P., Geotek Communications, Inc., Smith Barney Concert Series Funds, Smith Barney Trak Fund, The Brinson Partners Funds, and Nicholas Applegate Funds. He is also a Trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a Director of the Company since 1987. Mr. Auch is also a Trustee of Banyan Strategic Realty Trust and a Director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) and Banyan Management Corp.

      ROBERT M. UNGERLEIDER, age 57, is presently the President of Pilot Books, a book publisher located in Greenport, New York. Mr. Ungerleider has founded, developed and sold a number of start-up ventures including Verifone Finance, an equipment leasing service, SmartPage, a paging service company and Financial Risk Underwriting Agency, Inc., an insurance firm specializing in financial guarantee transactions. Prior to these endeavors, Mr. Ungerleider practiced real estate and corporate law in New York City for ten years. Mr. Ungerleider received his B. A. Degree from Colgate University and his Law Degree from Columbia University Law School. Mr. Ungerleider has been a Director of the Company since 1987. Mr. Ungerleider is also a Director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) and Banyan Management Corp. and is counsel to the law firm of Lane Felcher Kurlander & Fox.

      JOSEPH W. BARTLETT, age 65, is a partner in the law firm of Morrison & Foerster LLP, which he joined in March 1996. From July 1991 until March 1996 he was a partner in the law firm of Mayer, Brown & Platt. Mr. Bartlett is also a Director of Cyrk, Inc., which designs, manufactures and distributes products for promotional programs and custom-designed sports apparel and accessories. Mr. Bartlett became a Director of the Company in October 1997.

      GARY D. ENGLE, age 50, is Chairman and Chief Executive Officer of the Company which position he assumed in November 1997. Mr. Engle is President and Chief Executive Officer of EFG, which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December, 1994. He is also President of AFG Realty, Inc. From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company, with principal offices in Florida. From 1980 to 1987, Mr. Engle served in various capacities with Arvida Disney Company, a large scale community real estate development company owned by the Walt Disney Company with real estate development projects worldwide. Mr. Engle became a Director of the Company in May 1997.

      JAMES A. COYNE, age 38, is President and Chief Operating Officer of the Company which position he assumed in 1997. Mr. Coyne is Executive Vice President, Capital Markets of EFG and is also Vice President of AFG Realty Inc., an affiliate of EFG. He is responsible for EFG's real estate activities in both the United States and Australia. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. In September 1997, Mr. Coyne was appointed Executive Vice President of EFG. From May 1993 through November 1994, he was employed by the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985, he was with the accounting firm of Ernst & Whinney

(now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant. Mr. Coyne became a Director of the Company in October 1997.

      GARY M. ROMANO, 39, is Chief Financial Officer of the Company which position he assumed in November 1997. Mr. Romano is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates. Mr. Romano joined EFG in November 1989, became Vice President and Controller in April 1993 and Chief Financial Officer in April 1995. Mr. Romano assumed his current position at EFG in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately held real estate development and mortgage origination company that he joined in 1987. Previously, Mr. Romano was an Audit Manager at Ernst & Whinney (now Ernst & Young LLP), where he was employed from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a B.S. degree from Boston College.

      MICHAEL J. BUTTERFIELD, 39, is Treasurer of the Company which position he assumed in November 1997. Mr. Butterfield joined EFG in June 1992, became Vice President, Finance and Treasurer of EFG and certain of it's affiliates in April 1996 and in July 1998, was promoted to Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

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

B. EXECUTIVE COMPENSATION

      Compensation paid to Mr. Engle for the years ended December 31, 1998 and 1997, Mr. Coyne for the year ended December 31, 1998 and Mr. Levine, the former President and Chief Executive Officer of the Company, for the years ended December 31, 1997 and 1996 is as follows:

                             Annual Compensation (1)
                             -----------------------

                                                                                     Other Annual
                                   Year              Salary         Bonus (3)        Compensation
                                   ----           ------------    -------------    -----------------
Gary D. Engle, (2)                 1998           $   120,000              n/a           n/a
Chairman and Chief                 1997           $    48,383              n/a           n/a
Executive Officer

James A. Coyne,                    1998           $   120,000              n/a           n/a
President and Chief                1997           $    48,383              n/a           n/a
Operating Officer

Leonard G. Levine,                 1997           $   111,926     $      7,164           n/a
Former President and Chief         1996           $   108,141     $    217,135           n/a
Executive Officer

                           Long-Term Compensation (1)
                           --------------------------

                                                       Awards                   Payouts
                                            ----------------------------       ---------------------------------
                                            Restricted
                                              Stock            Options/           LTIP             All Other
                                Year          Awards           SARSs (#)        Payouts           Compensation
                                ----        ----------        ----------       ---------        ----------------
Gary D. Engle, (2)              1998           n/a               n/a              n/a                        n/a
Chairman and Chief              1997           n/a               n/a              n/a                        n/a
Executive Officer

James A. Coyne,                 1998           n/a               n/a              n/a                        n/a
President and Chief
Operating Officer

Leonard G. Levine,              1997           n/a               n/a              n/a              $     400,000
Former President and Chief      1996           n/a               n/a              n/a                        n/a
Executive Officer

(1) Total compensation for each of the next three highest paid executive officers did not exceed $100,000 in 1998, 1997 or 1996.

(2) Mr. Engle became Chairman and Chief Executive Officer on November 10, 1997, following Mr. Levine's resignation.

(3) Pursuant to Mr. Levine's employment agreement the incentive amounts which were earned in 1996 and 1995 were paid or awarded to him by the Company in 1997 and 1996, respectively.

      Mr. Engle serves as Chief Executive Officer of the Company pursuant to an Executive Employment Agreement dated November 10, 1997, and Mr. Coyne serves as Chief Operating Officer of the Company pursuant to an Executive Employment Agreement dated May 1, 1997. The provisions of the two Agreements (the "Agreements") are identical.

      Pursuant to the Agreements, the Company paid each executive a base salary of $120,000 and $48,383 for services rendered to the Company in 1998 and 1997, respectively. For 1998 and thereafter, the Agreements provide that the Company will pay each executive a base salary at the rate of not less than $120,000 per year, subject to adjustment by the Board of Directors based upon performance by the executive of his duties and the financial performance of the Company. Under the Agreements, each executive is also entitled to receive such incentive or performance cash bonuses as the Board may determine from time to time.

      The Agreements provide that the executives' salary will be deferred under an Incentive Compensation Plan, unless the executive in any prospective period elects to have such salary paid to him directly. Pursuant to the Agreements and the Incentive Plan, the Participants deferred $240,000 and $96,766 of compensation during the years ended December 31, 1998 and 1997, respectively, which represented 41,400 and 15,483 shares of common stock, respectively. During 1997, the number of shares of Common Stock was determined by dividing the dollar amount of the salary deferred by $6.25, the closing price of a share of the Company's Common Stock on December 30, 1997, the effective date of the Incentive Plan. During 1998, such shares of Common Stock was determined by dividing the dollar amount of the salary deferred each month by the average of the closing prices of a share of the Company's Common Stock for the last ten trading days of the month.

      The Agreements also provide for the grant of 40,000 options to each executive, subject to approval by the stockholders. Incentive stock options to purchase 40,000 shares of Common Stock of the Company at an exercise price of $9.25 per share were granted to each executive on December 30, 1997. These grants were approved by stockholders at the 1998 Annual Meeting. One-third of such options vest on each anniversary of the date of grant, subject to acceleration in the event of a Change-in-Control, which is defined as an occurrence whereby (i) any person, partnership, corporation, entity or group (as such term is used in the Exchange Act), in a single transaction or series of related transactions, directly or indirectly, acquires beneficial ownership of more than 50 percent of the Company's securities or substantially all of the Company's assets, or (ii) individuals who were members of the Board immediately prior to a meeting of stockholders involving a contest for directors do not constitute a majority of the Board following such election or (iii) the executive fails to be elected or re-elected to the Board, unless the executive was not nominated with his consent.

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

      On April 1, 1997 and March 1, 1996, Mr. Levine was paid (i) $7,164 and $217,135, respectively, in cash, representing 80% of his incentive compensation earned for the fiscal years ended December 31, 1996 and 1995, respectively; and
(ii) received 191 shares and 4,308.3 shares, respectively, of Phantom Stock, representing 20% of the incentive compensation earned for those years. The value of the Phantom Stock on the date of grant was $9.375 per share or $1,790 for shares issued in 1997, $12.60 per share or $54,284 for shares issued in 1996.

      Under the Levine Agreement, Mr. Levine received a termination fee of $400,000 in connection with the termination of his employment, and all of his Phantom Shares were forfeited by him.

C. EXECUTIVE AND DIRECTORS STOCK OPTION PLAN

      On June 30, 1994, the stockholders approved and adopted the 1994 Executive and Directors Stock Option Plan (the "Plan"). As originally adopted, the Plan authorized the grant of non-statutory stock options only. On December 30, 1997, the Board of Directors of the Company adopted an amendment to the Plan to permit the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The stockholders approved the Amendment to the Plan at the 1998 Annual Meeting of Stockholders. The Plan granted the Board of Directors the authority to issue up to 100,000 shares of the Company's common stock for stock option awards. The Plan consists of an Executive Option Grant Program and a Director Option Grant Program. Under the Director Option Grant Program, each of the Directors, in consideration of their length of service on the Board, received an option to acquire 5,000 shares. The exercise price of the options initially granted to the Board of Directors on July 15, 1994 under the Director Option Grant Program was $11.25. The exercise price was reduced to $9.25 by a vote of the Board of Directors on December 30, 1997. No executive is eligible to receive options under the Director Option Grant Program.

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

      The Board granted 9,000 options on each of April 16, 1996, July 11, 1995 and January 18, 1994 (27,000 options in total) to management under the Plan, at a price equal to the closing price of the Company's stock as reported by NASDAQ on the day of the grant of options ($12.50 per share at April 16, 1996, $15.00 per share at July 11, 1995 and $11.25 per share at January 18, 1994).

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

      During 1998, unexercised stock options issued to a former Director, Mr. Nudo under the Director Option Grant Program were canceled and surrendered in connection with his resignation. Mr. Nudo was paid $20,000 by the Company as consideration for his options.

      During 1997, the Company's former executives who held unexercised options issued under the Executive Option Grant Program agreed to cancel and surrender these options in consideration of the Company paying each holder $2.00 in cash for each share of Common Stock subject to such holder's options. The Company retired 6,850 options to purchase shares of the Company's common stock at a price of $2.00 per share or $13,700. The options held by Mr. Levine (18,000 options), were canceled and surrendered in connection with his resignation.

      On December 30, 1997, the Board voted to grant nonstatutory stock options for 5,000 shares at an exercise price of $9.25 per share to Joseph W. Bartlett under the Director Option Grant Program and incentive stock options for 40,000 shares at an exercise price of $9.25 per share to each of Gary D. Engle and James A. Coyne under the Executive Option Grant Program. These grants were approved by the stockholders at the June 30, 1998 Annual Meeting. The closing price for a share of the Company's Common Stock as reported by NASDAQ was $6.25 and $8.125 at December 30, 1997 and June 30, 1998, respectively.

      Stock Options granted or exercised under the Option Plan by executive officers named in the executive compensation table for the year ended December 31, 1998, are as follows:

                     STOCK OPTION GRANTS IN 1998 FISCAL YEAR

                     Number of Securities   % of Total Options Granted
                          Underlying               to Employees           Exercise or    Expiration
Name                   Options Granted            in Fiscal Year          Base Price         Date
-----------------      ---------------            --------------          ----------        -------
Gary D. Engle                none                       n/a                   n/a             n/a
James A. Coyne               none                       n/a                   n/a             n/a

                  AGGREGATED STOCK OPTION EXERCISES DURING 1998
                         AND DECEMBER 1998 OPTION VALUES

                                                                     Number of Securities
                                                                    Underlying Unexercised    Value of Unexercised
                                                                           Options            In-the-Money Options
                                                                        at December 31            at December 31
                         Shares Acquired            Value                Exercisable/             Exercisable/
Name                       on Exercise             Realized              Unexercisable            Unexercisable
----------------           ------------            ---------             --------------           -------------
Gary D. Engle                None                     $0                13,320/26,680               n/a / n/a
James A. Coyne               None                     $0                13,320/26,680               n/a / n/a

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial owners of Common Stock as of March 2, 1999 by: (i) each person or entity who is known by the Company to own more than five percent of the Common Stock (together with such person's address); (ii) each director and each executive officer of the Company named in the executive compensation table; and (iii) all current directors and officers as a group. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares of Common Stock that are not outstanding but may be acquired by that person or entity upon exercise of all options and warrants exercisable by that person or entity within 60 days. However, such shares of Common Stock are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person or entity. Messrs. Romano and Butterfield do not own any shares of Common Stock of the Company.

Name of Person or Entity                                      Number of Shares           Percent of Total Shares
------------------------                                      ----------------           -----------------------
AFG Hato Arrow Limited Partnership                                 198,700 (1)                    17.5%
AFG Dove Arrow Limited Partnership
AIP/Larkfield Limited Partnership
c/o Equis Corporation
88 Broad Street
Boston, Massachusetts 02110

Gary D. Engle, Chairman, Chief Executive                            34,857 (2) (3)                  3%
Officer and Director

James A. Coyne, President, Chief Operating                          36,757 (4)                     3.2%
Officer and Director

Joseph W. Bartlett, Director                                         5,000 (5)                 Less than 1%

Robert M. Ungerleider, Director                                      5,600 (5)                 Less than 1%

Walter E. Auch, Sr., Director                                        6,600 (5)                 Less than 1%

All Directors and Officers of the Company,                          21,300                         1.9%
as a group (7 persons)

(1) Certain affiliates of EFG have filed reports with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), indicating ownership of five percent or more of the outstanding Common Stock. At March 2, 1999: (i) AFG Hato Arrow Limited Partnership owns 63,544 shares, amounting to 5.5% of the outstanding Common Stock; (ii) AFG Dove Arrow Limited Partnership owns 61,673 shares, amounting to 5.4% of the outstanding Common Stock and (iii) AIP/Larkfield Limited Partnership owns 73,483 shares, amounting to 6.4% of the outstanding Common Stock. Gary D. Engle, Chairman, Chief Executive Officer and a director of the Company, has effective control over the operation of each of these limited partnerships.

(2) Because Mr. Engle has effective control over AFG Hato Arrow Limited Partnership, AFG Dove Arrow Limited Partnership and AIP/Larkfield Limited Partnership, he is also deemed to beneficially own 198,700 shares owned by those partnerships.

(3) Includes 33,757 shares held by a rabbi trust for the benefit of Mr. Engle representing salary deferred by the officer through March 2, 1999 pursuant to the Company's Incentive Compensation Plan.

(4) Includes 33,757 shares held by a rabbi trust for the benefit of Mr. Coyne representing salary deferred by the officer through March 2, 1999 pursuant to the Company's Incentive Compensation Plan.

(5) Includes currently exercisable options granted under the Company's 1994 Executive and Director Stock Option Plan to purchase 5,000 shares of Common Stock.

      The Company is not aware of any other person who, alone or as part of a group, beneficially owns more than five percent of the outstanding shares of Common Stock at March 2, 1999. The Company is not aware of any arrangement, the operation of which may at a subsequent date result in a change of control of the Company.

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

      To the Company's knowledge, based solely on its review of the copies of these forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during 1998.

      See Item 10, Executive Compensation, for information on Stock Options of the Company held by officers and directors pursuant to the 1994 Executive and Directors Stock Option Plan and for information on shares held by a rabbi trust for the benefit of certain officers pursuant to the Company's Incentive Compensation Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      ACQUISITION OF ARISTON CORPORATION

      As described in Item 1, the Company acquired Ariston on August 31, 1998 for a total purchase price of $12,450,000. Ariston is a holding company having two investments: (i) a 99% limited partnership interest in AFG Eireann Limited Partnership ("AFG Eireann"), a Massachusetts limited partnership having a tax interest in a diversified pool of lease contracts owned by an institutional investor and (ii) a 98% limited partnership interest in Old North Capital Limited Partnership ("ONC"), a Massachusetts limited partnership with investments in cash and notes, equipment leases, and limited partnerships that are engaged in either equipment leasing or real estate. The latter includes two commercial buildings located in Washington D.C. and Sydney, Australia that are leased to an investment-grade educational institution. Gary D. Engle, Chairman, Chief Executive Officer and a director of the Company and James A. Coyne, President, Chief Operating Officer and a director of the Company both are affiliated with ONC and Gary D. Engle is affiliated with AFG Eireann.

      OTHER RELATED PARTY TRANSACTIONS

      As described in Item 1, The Company executed and delivered an Exchange Agreement dated April 30, 1997 (amended as of August 7, 1997, the "Agreement") among the Company, Equis, EFG and certain partnerships managed by EFG. Pursuant to the Agreement, the Administrative Services Agreement between the Company and Banyan Management Corp. ("BMC") was amended to provide, among other things, for the payment to BMC of a termination fee in the amount of $251,823 and the transfer of the Company's ownership interest in BMC to BMC's designee. Effective May 6, 1997, EFG entered into an Administrative Services Agreement to provide administrative services to the Company, replacing BMC. Administrative costs, primarily salaries and general and administrative expenses, of $152,201 were incurred on the Company's behalf by EFG during the year ended December 31, 1998. During the year ended December 31, 1997, the Company incurred $49,166 in administrative costs for services provided by EFG and $107,781 for services provided by BMC. The costs incurred by EFG on behalf of the Company are reflected as Administrative Reimbursement - Affiliate on the Consolidated Statements of Operations. The costs incurred by BMC on behalf of the Company are included in General and Administrative expenses on the Consolidated Statements of Operations.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of Semele Group Inc. included in its Annual Report for the year ended December 31, 1998 are incorporated by reference in Item 7 hereof:

            Consolidated Balance sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations For the Years Ended December 31, 1998 and 1997
            Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1998 and 1997
            Consolidated Statements of Cash Flows For the Years Ended December 31, 1998 and 1997
            Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

None required.

(3) Exhibits

A list of exhibits filed or incorporated by reference is as follows:

3.1 Restated Certificate of Incorporation (filed with the Securities and Exchange Commission as Exhibit (3)(i) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated by reference)

3.2 Amended and Restated By-Laws (filed with the Securities and Exchange Commission as Exhibit (3)(ii) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated by reference)

4 Form of new stock certificate (filed with the Securities and Exchange Commission as Exhibit (4) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 and incorporated by reference)

10.1 Executive Employment Agreement for Gary D. Engle (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.1 and is incorporated herein by reference)

10.2 Executive Employment Agreement for James A. Coyne (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.2 and is incorporated herein by reference)

10.3 Amended 1994 Executive and Director Stock Option Plan (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.3 and is incorporated herein by reference)

10.4 Incentive Compensation Plan (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.4 and is incorporated herein by reference)

10.5 Trust under Semele Group Inc. Incentive Compensation Plan (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.5 and is incorporated herein by reference)

10.6 Qualified Stock Option Agreement Executive Option Grant Program dated December 30, 1997 between Semele Group Inc. and Gary D. Engle (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.6 and is incorporated herein by reference)

10.7 Qualified Stock Option Agreement Executive Option Grant Program dated December 30, 1997 between Semele Group Inc. and James A. Coyne (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.7 and is incorporated herein by reference)

10.8 Director Stock Option Agreement Director Option Grant Program (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.8 and is incorporated herein by reference)

10.9 Amendment to Director Stock Option Agreement Director Option Grant Program dated December 30, 1997 between Semele Group Inc. and Gerald
            L. Nudo (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.9 and is incorporated herein by reference)

10.10 Amendment to Director Stock Option Agreement Director Option Grant Program dated December 30, 1997 between Semele Group Inc. and Robert
            M. Ungerleider (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.10 and is incorporated herein by reference)

10.11 Amendment to Director Stock Option Agreement Director Option Grant Program dated December 30, 1997 between Semele Group Inc. and Walter
            E. Auch (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.11 and is incorporated herein by reference)

10.12 Third Amended and Restated Employment Agreement for Leonard G. Levine dated May 1, 1997 (filed with the Securities and Exchange Commission as Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference)

10.13 Amendment No. 1 to Exchange Agreement dated August 7, 1997 (filed with the Securities and Exchange Commission as Exhibit (10)(ii) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference)

10.14 Exchange Agreement dated April 30, 1997 by and among AFG Hato Arrow Limited Partnership, AFG Dove Arrow Limited Partnership, AIP/Larkfield Limited Partnership, Equis Exchange LLC, Equis Financial Group Limited Partnership and the Registrant and related exhibits (filed with the Securities and Exchange Commission as Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 and incorporated by reference)

10.15       Directors Stock Option Agreement dated July 15, 1994

10.16 Executive Stock Option Agreements dated July 1, 1994, July 11, 1995 and April 16, 1996.

13 The Company's Annual Report to Stockholders for the year ended December 31, 1998

21          Subsidiaries of the Company

23          Consent of Independent Auditors

27 Financial Data Schedule (such schedule is not deemed filed as part of this report)

99.1 Press Release dated October 21, 1997 (filed with the Securities and Exchange Commission as Exhibit (99)(i) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated by reference)

(b)         No Reports on Form 8-K were filed during the quarter ended December
            31, 1998.

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

SEMELE GROUP INC.


By:  /s/Gary D. Engle                                      Date:  April 15, 1999
     Gary D. Engle, Chairman, Chief Executive
     Officer and Director

      IN ACCORDANCE WITH the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:  /s/Gary D. Engle                                      Date:  April 15, 1999
     Gary D. Engle, Chairman, Chief Executive
     Officer and Director


By:  /s/James A. Coyne                                     Date:  April 15, 1999
     James A. Coyne, President, Chief
     Operating Officer and Director


By:  /s/Gary M. Romano                                     Date:  April 15, 1999
     Gary M. Romano, Vice President and
     Chief Financial Officer


By:  /s/Walter E. Auch                                     Date:  April 15, 1999
     Walter E. Auch, Sr., Director


By:  /s/Robert M. Ungerleider                              Date:  April 15, 1999
     Robert M. Ungerleider, Director


By:  /s/Joseph W. Bartlett                                 Date:  April 15, 1999
     Joseph W. Bartlett, Director

                                   SIGNATURES

      IN ACCORDANCE WITH Section 13 or 15(d) of the Exchange Act, the Issuer has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMELE GROUP INC.


By:  ____________________________________                  Date:  April 15, 1999
     Gary D. Engle, Chairman, Chief Executive
     Officer and Director

      IN ACCORDANCE WITH the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:  ____________________________________                  Date:  April 15, 1999
     Gary D. Engle, Chairman, Chief Executive
     Officer and Director


By:  ____________________________________                  Date:  April 15, 1999
     James A. Coyne, President, Chief Operating
     Officer and Director


By:  ____________________________________                  Date:  April 15, 1999
     Gary M. Romano, Vice President and
     Chief Financial Officer


By:  ____________________________________                  Date:  April 15, 1999
     Walter E. Auch, Sr., Director


By:  ____________________________________                  Date:  April 15, 1999
     Robert M. Ungerleider, Director


By:  ____________________________________                  Date:  April 15, 1999
     Joseph W. Bartlett, Director

EXHIBIT 13

                                SEMELE GROUP INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Pages
                                                                                                              -----
Management's Discussion and Analysis of Financial Condition or Plan of Operation                              19-23

Report of Independent Auditors                                                                                   24

Consolidated Balance Sheets as of December 31, 1998 and 1997                                                     25

Consolidated Statements of Operations
   For the Years Ended December 31, 1998 and 1997                                                                26

Consolidated Statements of Stockholders' Equity
   For the Years Ended December 31, 1998 and 1997                                                                27

Consolidated Statements of Cash Flows
   For the Years Ended December 31, 1998 and 1997                                                                28

Notes to Consolidated Financial Statements                                                                    29-41

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

      The Company, formerly known as Banyan Strategic Land Fund II, was originally established to invest primarily in short-term, junior, pre-development and construction mortgage loans. The borrowers subsequently defaulted on these mortgage loan obligations, adversely affecting the Company. As a result of these defaults, the Company suspended the making of new loans, except for advances of additional funds under circumstances in which it was deemed necessary to preserve the value of existing collateral, including instances where the Company had foreclosed upon or taken title, directly or indirectly, to the collateral. In 1990, the Company implemented a plan designed to preserve its assets and manage its properties acquired through foreclosure or otherwise until they would be disposed of in an orderly manner. On February 25, 1997, the Directors of the Company authorized management to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing stockholder value. The Company executed and delivered an Exchange Agreement dated April 30, 1997 (amended as of August 7, 1997, the "Agreement") among the Company, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), Equis Financial Group Limited Partnership ("EFG") and certain partnerships affiliated with EFG (the "Partnerships"). Pursuant to the Agreement, the Company issued to the Partnerships 198,700 shares of the Company's common stock at the price of $15.00 per share. Cash proceeds received by the Company, $2,480,500, were net of related costs of $500,000. In addition, the Partnerships made a three-year loan to the Company in the amount of $4,419,500. These transactions are intended to provide capital to assist the Company in a new growth-oriented business plan, which includes the development of the Company's property known as Rancho Malibu. The transaction also called for a one time $2.00 per share cash dividend to be paid in the event certain stockholder proposals were approved. The Consent of the stockholders was obtained and the proposals were adopted on October 21, 1997.

      Pursuant to the Agreement, the Administrative Services Agreement between the Company and Banyan Management Corp. ("BMC") was amended to provide, among other things, for the immediate payment to BMC of a termination fee in the amount of $251,823 and the transfer of the Company's ownership interest in BMC to BMC's designee. Pursuant to the Agreement, the Company also entered into a new Administrative Services Agreement with EFG (see Note 5 to the consolidated financial statements).

      On August 31, 1998, the Company executed an agreement to acquire all of the common stock of Ariston Corporation ("Ariston") for a total purchase price of $12,450,000. Ariston is a holding company having two investments: (i) a 99% limited partnership interest in AFG Eireann Limited Partnership ("AFG Eireann"), a Massachusetts limited partnership having a tax interest in a diversified pool of lease contracts owned by an institutional investor and (ii) a 98% limited partnership interest in Old North Capital Limited Partnership ("ONC"), a Massachusetts limited partnership with investments in cash and notes, equipment leases, and limited partnerships that are engaged in either equipment leasing or real estate. The latter includes two commercial buildings located in Washington D.C. and Sydney, Australia that are leased to an investment-grade educational institution. Gary D. Engle, Chairman, Chief Executive Officer and a director of the Company and James A. Coyne, President, Chief Operating Officer and a director of the Company both are affiliated with ONC and Gary D. Engle is affiliated with AFG Eireann. Ariston was organized on July 31, 1998 as a Delaware corporation. On August 3, 1998, EFG contributed its limited partnership interests in AFG Eireann and ONC to Ariston in exchange for Ariston common stock. Ariston was a wholly-owned subsidiary of EFG until its acquisition by the Company and was formed principally to facilitate the transfer of limited partnership interests held by EFG in AFG Eireann and ONC. Gary D. Engle controls EFG and is the sole director of Ariston.

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

      The Company purchased all of the common stock of Ariston from EFG for cash of $2 million and a purchase-money note of $10,450,000 (the "Note"). The Ariston acquisition was accounted for under the purchase method of accounting. The balance sheet and statement of operations of Ariston were consolidated effective September 1, 1998. The Note bears interest at the annualized rate of 7%, payable quarterly in arrears, and requires principal reductions based upon the cash flows generated by the limited partnership interests owned by Ariston. The Note matures on August 31, 2003 and is recourse only to the common stock of Ariston. The cost of the Ariston acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company. Until the Note is retired, future cash distributions by Ariston require the consent of EFG.

      The Company currently holds an ownership interest in a 274 acre land parcel located in Southern California known as the Rancho Malibu property. The Company also holds a 0.3% beneficial interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Company, which holds interests in various assets.

Year 2000 Issue

      The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Company uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG completed substantially all of its Year 2000 project by December 31, 1998 at an aggregate cost of less than $50,000 and at a di minimus cost to the Company. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

      EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. All of the Company's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Company's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems would be Year 2000 compliant by the end of 1998.

      Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Company's results of operations, liquidity, or financial position. The Company's equipment leases were structured as triple net leases, meaning that the lessees are responsible for, among other things, (i) maintaining and servicing all equipment during the lease term, (ii) ensuring that all equipment functions properly and is returned in good condition, normal wear and tear excepted, and (iii) insuring the assets against casualty and other events of loss. Non-compliance with lease terms on the part of a lessee, including failure to address Year 2000 Issues, could result in lost revenues and impairment of residual values of the Company's equipment assets under a worst-case scenario.

      EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Company's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Company is not determinable.

Liquidity and Capital Resources

      Cash and cash equivalents consist of cash and short-term investments. The Company's cash and cash equivalents balance at December 31, 1998 and 1997 was $7,788,124 and $7,884,593, respectively. The decrease in total cash and cash equivalents of $96,469 was the result of cash used in financing activities offset by cash provided by operating and investing activities (see below).

      Cash Flow From Operating Activities: Net cash from operating activities was $279,607 during the year ended December 31, 1998 compared to net cash used in operating activities of $2,103,061 for the same period in 1997. Net cash used in 1997 resulted from cash used to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value and costs incurred to implement a growth-oriented business plan. See Results of Operations for additional discussion.

      Cash Flow From Investing Activities: During the year ended December 31, 1998, net cash provided by investing activities resulted from $475,000 of principal repayments on the Hemet IV and Lindfield Tract A loans (see below) and $148,843 from investment in partnerships and trusts offset by cash used to acquire Ariston. During the year ended December 31, 1997, net cash provided by investing activities was $5,330,489 resulting from distributions from the Company's investment in a real estate venture of $4,713,101 (see below) and proceeds received from the sale of foreclosed real estate of $617,388 (see below).

      Cash Flow From Financing Activities: During the year ended December 31, 1998, net cash used in financing activities resulted from $356,098 of cash used to pay fractional shareholders as a result of the reverse stock split, $354,768 to purchase 69,223 shares of the Company's common stock, $72,755 to repay certain debt obligations assumed in connection with the Ariston acquisition and $105,232 to pay certain distributions as a result of the Ariston acquisition. During the year ended December 31, 1997, net cash provided by financing activities was $4,511,830 resulting from the issuance of stock pursuant to the Exchange Agreement described above, offset by $2,388,170 cash used in connection with the dividend to stockholders and proceeds of $4,419,500 from note payable - affiliate received pursuant to the Exchange Agreement described above.

      At December 31, 1997, the Company's mortgage loan portfolio consisted of two loans with a carrying value totaling $475,000. During the year ended December 31, 1998, the Company received final principal and interest payments on these loans (Lindfield Tract A and Hemet IV loans).

      The Company's future liquidity needs will be dependent upon, among other things, the level of liquidity required to successfully implement a growth-oriented business plan and the Company's ability to control its property and Company level operating expenses. The Company will have future cash inflows as a result of the Ariston acquisition (see above), which will be used to service associated acquisition indebtedness.

Results of Operations

      Total income for the year ended December 31, 1998 increased to $1,158,216 from $234,641 for the same period in 1997. Income from lending and investing activities increased due to (i) interest received on the Hemet IV loan of $244,795 (see Note 8 to the financial statements) and (ii) an increase in interest earned on investments, resulting from additional cash available for investment due to the issuance of stock and cash distributions received related to the Company's investment in the real estate venture (see below). Other income during 1998 resulted from the acquisition of Ariston (see above) which included:
(i) property and equipment on operating leases generating rental income and (ii) a note receivable-affiliates generating interest income. Interest income on the note receivable-affiliates is subordinate to the repayment of certain institutional indebtedness. Ariston's operating results are consolidated in the Company's financial statements.

      Total expenses for the year ended December 31, 1998 decreased to $2,618,063 from $3,339,108 for the same period in 1997. This decrease of $721,045 for the year ended December 31, 1998 when compared to the same period in 1997 is due to an increase in total expenses from property operating activities offset by a decrease in total other expenses. The increase in total property operating expenses is due primarily to costs incurred in connection with the Rancho Malibu property relating to entitlement activities, holding costs and litigation (see Note 4 to the consolidated financial statements for discussion of settlement). The Company also recognized net income from operations of the real estate venture of $412,236, relating to the Company's interest in the H Street property (see discussion below) during 1997. The decrease in total other expenses is due to a decrease in other professional fees and general and administrative expenses and an offset in 1998 of $383,176 reflecting a recovery of amounts previously charged to losses on loans, notes, advances and interest receivable. During 1997, the Company recorded a provision for losses on loans, notes, advances and interest receivable in the amount of $1,166,246 in connection with amounts loaned to Northholme Partners (see Note 8 to the Consolidated Financial Statements). Other professional fees were higher during 1997 due to legal costs related to the Winding River litigation as discussed below and costs incurred to engage an investment banking firm for purposes of evaluating strategic alternatives for maximizing shareholder value. General and administrative expenses were higher in 1997 due to a termination fee of $251,823 paid to BMC in connection with the Exchange Agreement (see Note 5 to the consolidated financial statements) and incentive compensation accrued in connection with the H-Street sale. Other expenses in 1998 include interest expense of $685,783 related to the loan from the Partnerships as a result of the Exchange Agreement (see above) and the purchase money note to EFG as a result of the Ariston acquisition (see above). Interest expense during 1997 was $108,947 related to the loan from the Partnerships.

      During the year ended December 31, 1997, the Company recorded net income of $412,236 from the operations of a real estate venture. This net income reflects the Company's 47% interest in the H Street Venture (the "Venture"). The Venture owned an office building with approximately 55,900 square feet of gross leasable area (the "Victor Building") and an adjacent land parcel consisting of 36,100 square feet (the "H Street Assemblage") located in Washington, D.C. On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration ("GSA") for a net purchase price of $1,828,900, including $150,000 paid by the GSA as a reimbursement of expenses that the Venture incurred in anticipation of this transaction. On July 29, 1997, the Venture sold the remaining land and office building to an unaffiliated third party for net sale proceeds of $8,469,821. The Company's share of the gain on disposition recognized by the Venture was $371,979 and is included in net income from operations of real estate venture for the year ended December 31, 1997 on the accompanying Consolidated Statement of Operations. During the year ended December 31, 1997, the Company received aggregate distributions from the Venture of $4,713,101, including its allocation of such sales proceeds. The Venture has no further ownership interest in the H Street Assemblage property. See Note 7 to the consolidated financial statements for additional information regarding the sale of this property and subsequent cash distribution from the Venture.

      On June 23, 1997, the Company sold the Lindfield Tract D property, having a carrying value of $650,000, to an unaffiliated third party for a purchase price of $675,000. Cash proceeds received, net of transaction costs, were $617,388 resulting in a loss on disposition of $32,612 for financial reporting purposes.

      The above discussed changes resulted in a decrease in the net loss for the year ended December 31, 1998 to $1,459,847 ($1.23 per share) from $3,104,467
($2.75 per share) for the year ended December 31, 1997. On April 30, 1997, the Company issued 198,700 shares of stock. In addition, the Company issued 15,483 shares of common stock on December 30, 1997 and 41,400 shares of common stock during 1998 in connection with the incentive compensation plan (see Note 10 to the consolidated financial statements). On September 23, 1998, the Company purchased 69,223 shares of common stock, which are reflected as treasury stock on the accompanying balance sheet at December 31, 1998. As a result of these changes, the net loss per share for the year ended December 31, 1998 is based on the weighted average number of shares outstanding during the period of 1,182,810 as compared to 1,127,645 for the same period in 1997.

      On a quarterly basis, management reviews the investment properties held by the Company and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. Management has determined that no reductions are necessary for the year ended December 31, 1998.

Litigation

      In connection with the Company's interest in a joint venture which owns the Rancho Malibu property (the "Venture"), the Venture had been engaged in zoning and entitlement activities which have been opposed by the City of Malibu and various citizen groups. During the year ended December 31, 1998, the Venture incurred approximately $730,000 in costs in connection with Rancho Malibu relating principally to litigation. These costs, treated as capital contributions to the Venture by the Company, were included in total expenses from property operating activities on the Company's consolidated statements of operations. See Note 4 to the consolidated financial statements for discussion of settlement.

      The Company has been engaged in litigation involving a real estate development project known as "Winding River." On December 15, 1998 the Court granted summary judgments in favor of BMC Westholme Corporation (a wholly owned subsidiary of the Company and a defendant in this lawsuit) on all remaining counts of the complaint and also granted BMC Westholme's motions for reimbursement of certain attorney's fees and costs. On January 21, 1999 the same Court awarded the sum of $15,178 to BMC Westholme in consideration of attorney's fees and expenses. The Court's order of December 15, 1998, granting summary judgment in favor of BMC Westholme has been appealed by Coastal Group, Inc. See
Note 15 to the consolidated financial statements for discussion of settlement.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Semele Group Inc.

      We have audited the accompanying consolidated balance sheets of Semele Group Inc. (formerly Banyan Strategic Land Fund II) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semele Group Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Boston, Massachusetts
April 13, 1999

                                SEMELE GROUP INC.
                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                                                                                    1998                 1997
                                                                              ----------------     ----------------
ASSETS
Cash and Cash Equivalents..........................................           $      7,788,124     $      7,884,593
Interest Receivable on Loans.......................................                         --                3,565
Loans Receivable...................................................                         --              475,000
Rents Receivable...................................................                     91,038                   --
Accounts Receivable - Affiliate....................................                      6,652                   --
Interest Receivable - Affiliates...................................                    125,382                   --
Note Receivable - Affiliates.......................................                  2,725,695                   --
Foreclosed Real Estate Held for Sale, Net..........................                  9,961,991            9,961,991
Investment in Partnerships and Trusts..............................                  3,884,755                   --
Land ..............................................................                  1,929,000                   --
Building, net of accumulated depreciation of $820,478
 at December 31, 1998..............................................                 11,112,519                   --
Other Assets.......................................................                    543,763                   --
                                                                              ----------------     ----------------
Total Assets.......................................................           $     38,168,919     $     18,325,149
                                                                              ================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes Payable - Affiliates.........................................           $     14,869,500     $      4,419,500
Notes Payable......................................................                  7,011,202                   --
Accrued Interest - Affiliate.......................................                    243,833                   --
Accrued Interest...................................................                     67,659                   --
Accrued Expenses - Affiliates......................................                     71,118               49,166
Accounts Payable and Accrued Expenses..............................                    853,189              404,358
Distributions Payable..............................................                     48,875                   --
Minority Interest..................................................                  3,722,131                   --
                                                                              ----------------     ----------------
Total Liabilities..................................................                 26,887,507            4,873,024
                                                                              ----------------     ----------------
Stockholders' Equity
Shares of Common Stock, $0.01 Par Value,
  5,000,000 Authorized, 2,080,185 and 2,125,327 Shares Issued
  at December 31, 1998 and 1997, respectively......................                170,663,365          171,019,463
Accumulated Deficit................................................               (143,172,978)        (141,713,131)
Deferred Compensation, 56,883 and 15,483 Shares at
  December 31, 1998 and 1997, respectively.........................                   (967,004)            (263,204)
Treasury Stock at Cost,  945,325 and 917,502 Shares at
  December 31, 1998 and 1997, respectively.........................                (15,241,971)         (15,591,003)
                                                                              ----------------     ----------------
Total  Stockholders' Equity........................................                 11,281,412           13,452,125
                                                                              ----------------     ----------------
Total Liabilities and Stockholders' Equity........................            $     38,168,919     $     18,325,149
                                                                              ================     ================
Book Value Per Share of Common Stock
  (1,134,860 and 1,207,825 Shares Outstanding at
  December 31, 1998 and 1997, respectively)........................           $           9.94     $          11.14
                                                                              ================     ================

         The accompanying notes are an integral part of the consolidated financial statements.

                                SEMELE GROUP INC.
                      Consolidated Statements of Operations

                 For the Years ended December 31, 1998 and 1997

                                                                                    1998                  1997
                                                                              ----------------      ----------------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable.........................................       $        269,000      $         28,333
  Income on Investments ...............................................                382,282               206,308
                                                                              ----------------      ----------------
Total Income From Lending and Investing Activities.....................                651,282               234,641
                                                                              ----------------      ----------------
Other Income:
  Rental Income........................................................                395,163                    --
  Interest on Note Receivable - Affiliates.............................                104,771                    --
  Gain on Sale of Equipment ...........................................                  7,000                    --
                                                                              ----------------      ----------------
Total Other Income.....................................................                506,934               234,641
                                                                              ----------------      ----------------
Total Income...........................................................              1,158,216               234,641
                                                                              ----------------      ----------------
EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale.....                730,249               660,994
  Net Loss From Disposition of Foreclosed Real Estate Held for Sale....                     --                32,612
  Net Income From Operations of Real Estate Venture ...................                     --              (412,236)
                                                                              ----------------      ----------------
Total Expenses From Property Operating Activities......................                730,249               281,370
                                                                              ----------------      ----------------
Other Expenses:
  Stockholder Expenses ................................................                138,549               120,031
  Directors' Fees, Expenses, and Insurance ............................                234,709               234,075
  Other Professional Fees .............................................                124,091               371,966
  General and Administrative ..........................................                496,836             1,007,307
  Administrative Reimbursement - Affiliate ............................                152,201                49,166
  Interest Expense - Affiliates .......................................                685,783               108,947
  Interest Expense ....................................................                187,006                    --
  Depreciation  and Amortization Expense ..............................                251,815                    --
  (Recovery of) Provision for Losses on Loans, Notes, Advances
    and Interest Receivable............................................               (383,176)            1,166,246
                                                                              ----------------      ----------------
Total Other Expenses ..................................................              1,887,814             3,057,738
                                                                              ----------------      ----------------
Total Expenses ........................................................              2,618,063             3,339,108
                                                                              ----------------      ----------------

Net Loss ..............................................................       $     (1,459,847)     $     (3,104,467)
                                                                              ================      ================
Net Loss Per Share of Common Stock  Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,182,810 and 1,127,645, respectively)................       $          (1.23)     $          (2.75)
                                                                              ================      ================

         The accompanying notes are an integral part of the consolidated financial statements.

                                SEMELE GROUP INC.
                 Consolidated Statements of Stockholders' Equity

                 For the years ended December 31, 1998 and 1997

                                            Common Stock
                                   ------------------------------    Accumulated      Deferred         Treasury
                                       Shares           Amount         Deficit      Compensation         Stock            Total
                                   -------------    -------------   -------------   -------------    -------------    -------------
Stockholder's Equity,
  December 31, 1996 .............      1,926,627    $ 170,927,133   $(138,608,664)  $          --    $ (15,854,207)   $  16,464,262

Issuance of Stock, Net ..........        198,700        2,480,500              --              --               --        2,480,500

Dividend to Stockholders ........             --       (2,388,170)             --              --               --       (2,388,170)

Deferred Compensation
  15,483 Shares of Stock ........             --               --              --        (263,204)         263,204               --

Net Loss ........................             --               --      (3,104,467)             --               --       (3,104,467)
                                   -------------    -------------   -------------   -------------    -------------    -------------

Stockholder's Equity,
  December 31, 1997 .............      2,125,327      171,019,463    (141,713,131)       (263,204)     (15,591,003)      13,452,125

Deferred Compensation
  41,400 Shares of Stock ........             --               --              --        (703,800)         703,800               --

1-for-300 reverse stock split and
   30-for-1 forward stock split
  (including $356,098 paid  for
   fractional shares) ...........        (45,142)        (356,098)             --              --               --         (356,098)

Acquisition of 69,223 Shares of
  Treasury Stock, at Cost .......             --               --              --              --         (354,768)        (354,768)

Net Loss ........................             --               --      (1,459,847)             --               --       (1,459,847)
                                   -------------    -------------   -------------   -------------    -------------    -------------

Stockholder's Equity,
  December 31, 1998 .............      2,080,185    $ 170,663,365   $(143,172,978)  $    (967,004)   $ (15,241,971)   $  11,281,412
                                   =============    =============   =============   =============    =============    =============

         The accompanying notes are an integral part of the consolidated financial statements.

                                SEMELE GROUP INC.
                      Consolidated Statements of Cash Flows

                 For the Years ended December 31, 1998 and 1997

                                                                                      1998                  1997
                                                                                ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss......................................................................   $   (1,459,847)       $   (3,104,467)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In)
 Operating Activities:
  Provision for Losses on Loans, Notes, Advances and Interest Receivable......               --             1,166,246
  Net Loss From Disposition of Foreclosed Real Estate Held For Sale...........               --                32,612
  Net Income From Operations of Real Estate Venture...........................               --              (412,236)
  Depreciation and Amortization Expense.......................................          251,815                    --
  Minority Interest...........................................................           31,315                    --
Net Change In:
  Interest Receivable on Loans................................................            3,565                   657
  Rents Receivable............................................................          977,678                    --
  Accounts Receivable - Affiliate.............................................           36,912                    --
  Interest Receivable - Affiliate.............................................         (104,771)                   --
  Other Receivables...........................................................           65,374                    --
  Other Assets................................................................           (7,375)               60,221
  Accrued Interest - Affiliate................................................          243,833                    --
  Accrued Interest............................................................           14,387                    --
  Accrued Expenses - Affiliates...............................................           25,681                49,166
  Accounts Payable and Accrued Expenses.......................................          198,914               104,740
  Distributions Payable.......................................................            2,126                    --
                                                                                ---------------       ---------------
Net Cash Provided By (Used In) Operating Activities...........................          279,607            (2,103,061)
                                                                                ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Ariston Corporation..........................................         (111,066)                   --
  Collection of Loans Receivable..............................................          475,000                    --
  Investment in Partnerships and Trusts.......................................          148,843                    --
  Distributions from Investment in Real Estate Venture........................               --             4,713,101
  Proceeds from the Sale of Foreclosed Real Estate Held for Sale..............               --               617,388
                                                                                ---------------       ---------------
Net Cash Provided By Investing Activities.....................................          512,777             5,330,489
                                                                                ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for Fractional Shares as a Result of Reverse Stock Split............         (356,098)                   --
  Acquisition of Treasury Stock...............................................         (354,768)                   --
  Principal Payments on Notes Payable.........................................          (72,755)                   --
  Proceeds from Note Payable - Affiliate......................................               --             4,419,500
  Issuance of Stock, Net......................................................               --             2,480,500
  Distributions Paid by Investee..............................................         (105,232)                   --
  Dividend to Stockholders....................................................               --            (2,388,170)
                                                                                ---------------       ---------------
Net Cash (Used In) Provided By Financing Activities...........................         (888,853)            4,511,830
                                                                                ---------------       ---------------
Net (Decrease) Increase in Cash and Cash Equivalents..........................          (96,469)            7,739,258

Cash and Cash Equivalents at Beginning of Year................................        7,884,593               145,335
                                                                                ---------------       ---------------
Cash and Cash Equivalents at End of Year......................................   $    7,788,124        $    7,884,593
                                                                                 ==============        ==============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest .....................................   $      463,151        $      108,947
                                                                                 ==============        ==============

         The accompanying notes are an integral part of the consolidated financial statements.

                                SEMELE GROUP INC.

                   Notes To Consolidated Financial Statements
                                December 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      Semele Group Inc. (the "Company"), formerly known as Banyan Strategic Land Fund II, was organized as a corporation under the laws of the State of Delaware, pursuant to the Certificate of Incorporation filed April 14, 1987.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and consolidated ventures which hold title to the Company's property. In August 1998, the Company acquired Ariston Corporation, the results of which are consolidated in the Company's financial statements (see Transactions with Affiliates and Related Parties -
Note 5 herein). All intercompany balances and transactions have been eliminated in consolidation. The Company's 47% interest in the H Street Assemblage was accounted for under the equity method and was reported as an investment in real estate venture (see Note 7 for discussion of sale).

      The Company accounts for its investment in partnerships and trusts using the cost method as the investment in each partnership or trust is minor.

REVENUE RECOGNITION

      Interest income is accrued when earned. The accrual of interest is discontinued when the borrower acknowledges its inability to make payments or when payments become contractually delinquent ninety days or more, unless the loan is in the process of collection. Once a loan has been placed in a non-accrual status, all cash received is applied against the outstanding loan balance until such time as the borrower has demonstrated an ability to make payments under the terms of the then current loan agreement. That portion of accrued interest income which the Company considers to be unlikely of collection is reflected in the accompanying consolidated statements of operations in the provision for losses on loans, notes, advances and interest receivable. However, the Company intends to pursue the collection of all amounts contractually due from the borrowers.

      Rental income from operating leases is recognized on a straight-line basis over the life of the lease agreements.

FORECLOSED REAL ESTATE HELD FOR SALE

      Foreclosed real estate held for sale is recorded at its estimated fair market value, net of selling costs.

INCOME TAXES

      Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Tax provisions are made based upon earnings reported for financial statement purposes and includes deferred taxes for the effects of timing differences between financial accounting and taxable earnings. Reserves are recorded against deferred tax assets in accordance with FAS 109.

CASH EQUIVALENTS

      The Company considers liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. From time to time, the Company invests excess cash with large institutional banks in federal agency discount notes and reverse repurchase agreements with overnight maturities. Under the terms of the agreements, title to the underlying securities passes to the Company. The securities underlying the agreements are book entry securities. At December 31, 1998, the Company had $5,747,945 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

INVESTMENTS IN REAL ESTATE PROPERTY

      Investments in real estate property, consisting of buildings and land, are recorded at cost. Impairment losses on investments are recognized where indicators of impairment are present and the undiscounted cash flows (net realizable value) estimated to be generated by the Company's investments is less than the carrying amount of such investments. The determination of net realizable value includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions.

DEPRECIATION AND AMORTIZATION

      Depreciation is computed using the straight-line depreciation method over the estimated useful lives of the related assets (2 years for equipment of operating leases and 27.5 and 40 years for buildings). Amortization is computed using the straight-line depreciation method over the estimated useful lives of the related intangible assets.

VALUATION OF STOCK OPTIONS

      The Company's Stock Options awarded pursuant to its 1994 Directors and Executive Option Plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

MINORITY INTEREST

      Ariston owns approximately 51% of a real estate investment program that is consolidated in the Company's financial statements. The outside investors' interest in this investment is reflected on the accompanying consolidated balance sheet as minority interest and its share of the respective loss is included in general and administrative expenses on the accompanying consolidated statement of operations. Additionally, Ariston's investments include a 98% interest in Old North Capital Limited Partnership ("ONC"). The remaining 2% interest has been recorded as a minority interest adjustment.

RECLASSIFICATION

      Certain 1997 balances have been reclassified to conform to the 1998 presentation.

2. OTHER ASSETS

      Other assets principally include equipment on operating lease and deferred financing costs, both of which pertain to Ariston. The deferred financing costs are being amortized over the life of the loan to which they pertain and equipment on operating leases is being depreciated using the straight-line method over the equipment's remaining estimated useful life. Rental income and interest expense associated with equipment on operating leases are recognized as earned and incurred, respectively. At December 31, 1998, future minimum rents due in connection with equipment on operating leases was as follows:

       For the year ending December 31, 1999        $   139,551
                                        2000             68,673
                                                    -----------
                                        Total       $   208,224
                                                    ===========

      In addition, the Company, through its consolidation of Ariston, has an interest in future rental income from leasing two commercial buildings to an investment-grade educational institution. Future minimum lease payments pertaining to these contracts are as follows:

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

       For the year ending December 31, 1999        $   985,000
                                        2000          1,005,000
                                        2001            786,500
                                        2002            786,500
                                                    -----------
                                        Total       $ 3,563,000
                                                    ===========

3. NOTES PAYABLE

      Through its acquisition of Ariston, the Company acquired a limited partnership interest in a real estate investment program and assumed related debt. The note bears a fluctuating interest rate based on Prime plus a margin and requires quarterly payments of principal and interest. The note matures on January 15, 2003 and is secured by the associated limited partnership interest. Repayment of the debt is partially guaranteed by certain individuals, including Messrs. Engle and Coyne. In connection with the acquisition of Ariston, the Company has consolidated certain additional indebtedness pertaining to a commercial property leased to an investment-grade educational institution. The interest rate on this debt is fixed at 7.86%.

      Additionally, the Company assumed non-recourse debt, consisting of installment notes that are collateralized by certain equipment held on operating leases. The installment notes will be repaid fully by non-cancelable rents generated by the associated lease agreements. At December 31, 1998, the interest rate on these obligations was 7.1%.

      The annual maturities of the notes payable are as follows:

       For the year ending December 31,  1999        $   446,429
                                         2000            399,054
                                         2001            546,607
                                         2002            593,781
                                         2003            643,321
                                   Thereafter          4,382,010
                                                     -----------
                                        Total        $ 7,011,202
                                                     ===========

      The notes payable balance sheet value approximates fair value at December 31, 1998.

4. FORECLOSED REAL ESTATE HELD FOR SALE

      Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California ("Project"). On July 1, 1992, a joint venture (the "Venture") between the Company and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) ("Legend") acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Company owns a 98.6% general partner interest in the Venture while Legend holds the remaining 1.4% interest as a limited partner. The Venture's results are consolidated in the accompanying financial statements.

      The Venture has engaged in zoning and entitlement activities that have been opposed by the City of Malibu and various citizen groups since the acquisition of the property. The city initiated two separate legal actions intended to preclude the issuance of a Coastal Development Permit, both of which were ultimately resolved in favor of the Venture.

1995 - 1996 County of Los Angeles Action on Project

      Concurrent with the aforementioned litigation, the Venture pursued entitlements before the Board of Supervisors for the County of Los Angeles. In September 1995, the Los Angeles County Regional Planning

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

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

Litigation on 1996 County Project Approval

      On June 17, 1996, a neighboring homeowners association filed an action entitled La Chusa Highlands Property Owners Association, Inc. v. Los Angeles County, et al., Los Angeles County Superior Court Case No. BS039789 (the "La Chusa Litigation"), challenging the aforesaid approvals. The Company, Legend and the Venture were named as real parties in interest. The La Chusa Litigation was tried before a Court on January 27, 1997. On February 5, 1997, the Court issued its ruling, granting the Petitioner's Writ and remanding the matter to the County Board of Supervisors for further action on three separate grounds: (i) the Supervisors' analyses and findings relating to the consistency of the Projects' cul de sacs and streets within certain County of Los Angeles Code provisions restricting the length of cul de sacs to 1,000 feet were deemed inadequate; (2) a proposed deed restriction requiring the Venture to "diligently seek" approval for a second living unit on five of the forty-six lots was held to be too abstract to comply with the low income housing requirement of state law and (3) the Court found that the County acted improperly when it approved the Project in January of 1996 and later approved a Supplemental Environmental Impact Report ("SEIR") in May of 1996 ("Court Writ"). The Court's Writ specifically rejected challenges to the Project's entitlements predicated on (i) the adequacy of the Supervisors' analyses of the environmental impacts of the Project under the SEIR; (ii) the consistency of the Project with the County General Plan; (iii) the approval of a sewage treatment plant and (iv) the density of the Project under the Hillside Management Ordinance.

      The Court entered a final judgment in the La Chusa Litigation on March 25, 1997. The Venture filed a notice of appeal ("Appeal") of the Court Writ on April 25, 1997. On April 29, 1997, counsel for La Chusa Highlands Property Owners Association, Inc., presented a petition for an award of attorney's fees in connection with the Court's judgment of March 25, 1997. The Court heard argument on the petition and on April 30, 1997 awarded the petitioner's counsel the sum of $126,711 in attorney's fees and related costs. An appeal of this order was incorporated into the Company's Appeal of the March 25, 1997 judgment discussed above. The Company's initial brief on appeal was filed on October 9, 1997. The petitioner's response was filed on February 9, 1998. On March 2, 1998, the Company filed its reply brief. On or about October 27, 1998, the Venture and the County filed a Request for Dismissal of the Appeal pursuant to the Settlement Agreement (see discussion below). On or about October 29, 1998, at the request of the court of appeal, the Venture, the County and La Chusa filed a stipulation in the court of appeal stipulating that each party shall bear its own costs in connection with the Appeal. The court of appeal issued an order dismissing the Appeal on October 30, 1998.

1997 - 1998 Action on Project Pursuant to Court Writ

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

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

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

      On August 6, 1998, in compliance with the Court Writ, the County and Venture filed a motion seeking a court finding that the 1998 County Project is in compliance with the Court Writ and discharging the Writ. The motion was scheduled to be heard on August 21, 1998. The Venture took the motion off the calendar to discuss settlement with La Chusa. On or about October 30, 1998, the Venture filed in the trial court a stipulation signed by La Chusa, the County and the Venture requesting the court to discharge the writ and dismiss the action with prejudice. The trial court rejected the stipulation and requested a formal, noticed motion. On November 13, 1998 the Venture, the County and La Chusa requested the trial court to discharge the writ. The Court issued a minute order on November 13, 1998 discharging the Court Writ. On November 19, 1998, the Court entered a final order dismissing the Writ proceedings.

Settlement Agreement with La Chusa on Project

      On October 22, 1998, the Venture, the County and La Chusa entered into a Settlement Agreement to resolve the La Chusa Litigation, the appeal, and any challenge to the 1998 County Project or future Coastal Commission action on the 1998 County Project. The settlement was contingent upon dismissal of the La Chusa action. On October 23, 1998, the Venture transferred the amount of One Hundred and Twenty Five Thousand Dollars ($125,000) to a trust account pursuant to the Settlement Agreement. This amount was released to La Chusa's counsel of record after the Court dismissed the Court Writ on November 18, 1998. On October 23, 1998, the Venture transferred an additional amount of One Hundred and Twenty Five Thousand Dollars ($125,000) to an escrow account established at Boston Private Bank & Trust Company. This amount was released to La Chusa's counsel of record after the Coastal Commission approved the 1998 County Project on November 4, 1998.

1998 Coastal Commission Action on Project

      On November 4, 1998, the California Coastal Commission unanimously approved an amendment to the Coastal Development Permit for the 51 lot Project previously approved in 1993. The amendment revised the Coastal Development Permit to conform to the 46 lot 1998 County Project. On November 4, 1998, the California Coastal Commission also approved an extension of the term of the Coastal Development Permit to August 11, 1999. The statute of limitations to challenge the Coastal Commission actions expired on January 4, 1999. Neither the Coastal Commission nor the Venture has been served with a lawsuit at this time and the Venture is not aware of any lawsuit being filed.

Litigation and Settlement Agreement with City of Malibu on Project

      In an earlier action, the Venture challenged the General Plan and the Environmental Impact Report adopted by the City of Malibu on November 20, 1995 in a lawsuit entitled BMIF/BSLFII Rancho Malibu Limited Partnership v. City of Malibu, Los Angeles County Superior Court Case No. SS006374. On July 31, 1996, the Venture and the City of Malibu executed and delivered a settlement agreement which, among other things, resulted in a dismissal of the lawsuit challenging the City's General Plan and which precludes the City from challenging the Venture's

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

entitlements before any public body (in the absence of a significant requested change). The City also was precluded by the settlement agreement from participating in the La Chusa Litigation.

      During the year ended December 31, 1998, the Venture incurred approximately $730,000 in costs in connection with Rancho Malibu relating principally to litigation. These costs, treated as capital contributions to the Venture by the Company, were included in total expenses from property operating activities on the Company's consolidated statements of operations. At December 31, 1998, the Company's carrying balance for the property is $9,961,991.

5. TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

      ACQUISITION OF ARISTON CORPORATION

      On August 31, 1998, the Company executed an agreement to acquire all of the common stock of Ariston Corporation ("Ariston") for a total purchase price of $12,450,000. Ariston is a holding company having two investments: (i) a 99% limited partnership interest in AFG Eireann Limited Partnership ("AFG Eireann"), a Massachusetts limited partnership having a tax interest in a diversified pool of lease contracts owned by an institutional investor and (ii) a 98% limited partnership interest in Old North Capital Limited Partnership ("ONC"), a Massachusetts limited partnership with investments in cash and notes, equipment leases, and limited partnerships that are engaged in either equipment leasing or real estate. The latter includes two commercial buildings located in Washington D.C. and Sydney, Australia that are leased to an investment-grade educational institution. Gary D. Engle, Chairman, Chief Executive Officer and a director of the Company and James A. Coyne, President, Chief Operating Officer and a director of the Company both are affiliated with ONC and Gary D. Engle is affiliated with AFG Eireann. Ariston was organized on July 31, 1998 as a Delaware corporation. On August 3, 1998, Equis Financial Group Limited Partnership ("EFG") contributed its limited partnership interests in AFG Eireann and ONC to Ariston in exchange for Ariston common stock. Ariston was a wholly-owned subsidiary of EFG until its acquisition by the Company and was formed principally to facilitate the transfer of limited partnership interests held by EFG in AFG Eireann and ONC. Gary D. Engle controls EFG and is the sole director of Ariston.

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

      The Company purchased all of the common stock of Ariston from EFG for cash of $2 million and a purchase-money note of $10,450,000 (the "Note"). The total fair value of assets acquired was $12,450,000. The Ariston acquisition was accounted for under the purchase method of accounting. The balance sheet and statement of operations of Ariston were consolidated effective September 1, 1998. The Note bears interest at the annualized rate of 7%, payable quarterly in arrears, and requires principal reductions based upon the cash flows generated by the limited partnership interests owned by Ariston. The Note matures on August 31, 2003 and is recourse only to the common stock of Ariston. The cost of the Ariston acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company. Until the Note is retired, future cash distributions by Ariston require the consent of EFG.

      The following summarized, unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assume that the Company effected the acquisition at the beginning of the respective periods:

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

                                                              1998                 1997
                                                        ---------------      --------------
        Revenue and Other Income                        $     6,808,297      $    5,886,149

        Net Income                                      $     3,616,802      $    1,560,358

        Net Income Per Share of Common Stock Basic      $          3.06      $         1.38

      The combined pro forma results of operations includes activities that were not ongoing as of the date of the Ariston purchase.

      AFG Eireann is a special purpose limited partnership created in 1994 having a tax interest in a diversified pool of lease contracts owned by a institutional investor. Gary D. Engle is a 50% owner and a director of the general partner of AFG Eireann. ONC is a Massachusetts limited partnership established in 1995. ONC has investments in (i) cash, (ii) a portfolio of equipment leases, (iii) limited partnership units of several direct-participation equipment leasing programs sponsored and managed by EFG,
(iv) general and limited partnership interests in a real estate partnership sponsored by EFG that owns two commercial buildings leased to an investment-grade educational institution, and (v) a note receivable having a principal balance of approximately $2.7 million that is due from Messrs. Engle and Coyne. Gary D. Engle owns all of the voting stock, and has a one-third equity interest in, and is a director of the general partner of ONC. James A. Coyne owns non-voting stock, and has a one-third equity interest in, and is a director of the general partner of ONC.

      OTHER RELATED PARTY TRANSACTIONS

      The Company executed and delivered an Exchange Agreement dated April 30, 1997 (amended as of August 7, 1997, the "Agreement") among the Company, Equis Exchange L.L.C., a Massachusetts limited liability company ("Equis"), EFG and certain partnerships managed by EFG ("the Partnerships"). Pursuant to the Agreement, on April 30, 1997, the Company issued to the Partnerships 198,700 shares of the Company's common stock at the price of $15.00 per share. Cash proceeds received by the Company, $2,480,500, were net of related costs of $500,000. In addition, the Partnerships made a three-year loan (the "Loan") to the Company in the amount of $4,419,500. The Loan has an interest rate of 10% per annum with mandatory principal reductions, if and to the extent net proceeds are received from the sale or refinancing of the Rancho Malibu property. At December 31, 1998, the carrying value of the note payable approximates fair value.

      Pursuant to the Agreement, the Administrative Services Agreement between the Company and Banyan Management Corp. ("BMC") was amended to provide, among other things, for the payment to BMC of a termination fee in the amount of $251,823 and the transfer of the Company's ownership interest in BMC to BMC's designee. Effective May 6, 1997, EFG entered into an Administrative Services Agreement to provide administrative services to the Company, replacing BMC. Administrative costs, primarily salaries and general and administrative expenses, of $152,201 were incurred on the Company's behalf by EFG during the year ended December 31, 1998. During the year ended December 31, 1997, the Company incurred $49,166 in administrative costs for services provided by EFG and $107,781 for services provided by BMC. The costs incurred by EFG on behalf of the Company are reflected as Administrative Reimbursement - Affiliate on the Consolidated Statements of Operations. The costs incurred by BMC on behalf of the Company are included in General and Administrative expenses on the Consolidated Statements of Operations.

6. DISPOSITION OF FORECLOSED REAL ESTATE HELD FOR SALE

      The Lindfield Tract D property is an 8.5-acre parcel of land zoned for commercial use within a multi-use planned unit development, located in Kissimmee, Florida. On June 23, 1997, the Company sold the Lindfield Tract D property to an unaffiliated third party for a purchase price of $675,000. The Company's carrying value for this

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

property at the time of the sale was $650,000. Cash proceeds received, net of transaction costs, were $617,388, resulting in a net loss on disposition of $32,612 for financial reporting purposes.

7. DISPOSITION OF INVESTMENT IN REAL ESTATE VENTURE

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

      On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration ("GSA") for a purchase price of $1,828,900, including $150,000 paid by GSA for reimbursement of expenses that the Venture incurred in anticipation of this transaction. On July 29, 1997, the Venture sold the remaining land and office building to an unaffiliated third party for net sale proceeds of $8,469,821. The Company's share of the gain on disposition recognized by the Venture was $371,979 and is included in net income from operations of real estate venture for the year ended December 31, 1997 on the accompanying consolidated statement of operations. During the year ended December 31, 1997, the Company received aggregate distributions from the Venture of $4,713,101, including its allocation of sales proceeds. The Venture has no further ownership interest in the H Street Assemblage property.

8. (RECOVERY OF) PROVISION FOR LOSSES ON LOANS, NOTES, ADVANCES AND INTEREST RECEIVABLE

      During 1998, the Company received cash distributions of $18,423 related to its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Company) of VMS Realty Partners and its affiliates. In addition, the Company received $89,753 from its interest in Springtown Partners, a California limited partnership formed by three land owners, including the Company, for the purpose of merging land parcels in order to option them to a third party for use as a wetland mitigation bank. The Company acquired the land from Anden Group as a result of a loan default, but fully reserved for the asset as the land was determined to be "undevelopable" due to certain environmental issues. Since 1993, the Company has sought to realize value from this asset. The Company has treated both amounts as a recovery of amounts previously charged to losses on loans, notes, advances and interest receivable on its consolidated statement of operations for the year ended December 31, 1998.

      During 1994, in connection with the restructuring of Anden, the Company was conveyed an interest in a first mortgage loan collateralized by a parcel of land located in Hemet, California. The borrower was Hemet Phase IV Partners, L.P. ("Hemet"). The Company also was conveyed a limited partnership interest in Hemet. The Company recorded its interest in the loan acquired at $500,000 as of the date of foreclosure. During 1994, the Company recorded a provision for losses on loans, notes, advances and interest receivable relating to the Hemet loan in the amount of $275,000. Pursuant to the Company's valuation of the underlying collateral, the loan was placed on non-accrual status. On October 8, 1998, the Company received $744,795 as payment in full on the loan and interest. The Company recorded $225,000 as a principal repayment, $275,000 as a recovery of amounts previously charged to losses on loans, notes, advances and interest receivable and the remainder as interest income.

      Northholme Partners ("Northholme"), of which the Company holds an 80% limited partnership interest, was created by the Company and a partner of the Anden Group on August 31, 1992. On September 2, 1992, the Company and Northholme entered into a loan agreement whereby the Company committed to lend Northholme $700,000. The

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

partner associated with the Anden Group, Eugene S. Rosenfeld, owns a 20% participation in the loan. The loan pertains to a 1,000-acre land parcel located north of Los Angeles, California which is owned by a third party (the "Owner"). The Company also advanced $491,647 for costs associated with the completion of the zoning and entitlement work for the property. Northholme has a profit participation arrangement with the Owner based on the proceeds received from the sale or refinancing of the property. Based on the Owner's disclosure related to the property, it was determined that a reserve should be established in the amount of the loan and all advances plus accrued interest. The Company recorded a provision for losses on loans, notes, advances and interest receivable in the amount of $1,166,246 for the year ended December 31, 1997. Notwithstanding the reserve, the Company intends to pursue its rights to collect on its investment.

9. EXECUTIVE AND DIRECTOR STOCK OPTION PLAN

      On June 30, 1994, the stockholders approved and adopted the 1994 Executive and Directors Stock Option Plan (the "Plan"). As originally adopted, the Plan authorized the grant of non-statutory stock options only. On December 30, 1997, the Board of Directors of the Company adopted an amendment to the Plan to permit the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The stockholders approved the Amendment to the Plan at the 1998 Annual Meeting of Stockholders. The Plan granted the Board of Directors the authority to issue up to 100,000 shares of the Company's common stock for stock option awards. The Plan consists of an Executive Option Grant Program and a Director Option Grant Program. Under the Director Option Grant Program, each of the Directors, in consideration of their length of service on the Board, received an option to acquire 5,000 shares. The exercise price of the options initially granted to the Board of Directors on July 15, 1994 under the Director Option Grant Program was $11.25. The exercise price was reduced to $9.25 by a vote of the Board of Directors on December 30, 1997. No executive is eligible to receive options under the Director Option Grant Program.

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

      The Board granted 9,000 options on each of April 16, 1996, July 11, 1995 and January 18, 1994 (27,000 options in total) to management under the Plan, at a price equal to the closing price of the Company's stock as reported by NASDAQ on the day of the grant of options ($12.50 per share at April 16, 1996, $15.00 per share at July 11, 1995 and $11.25 per share at January 18, 1994).

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

      During 1998, unexercised stock options issued to a former Director, Mr. Nudo under the Director Option Grant Program were canceled and surrendered in connection with his resignation. Mr. Nudo was paid $20,000 by the Company as consideration for his options.

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

      During 1997, the Company's former executives who held unexercised options issued under the Executive Option Grant Program agreed to cancel and surrender these options in consideration of the Company paying each holder $2.00 in cash for each share of Common Stock subject to such holder's options. The Company retired 6,850 options to purchase shares of the Company's common stock at a price of $2.00 per share or $13,700. The options held by Mr. Levine (18,000 options), were canceled and surrendered in connection with his resignation.

      On December 30, 1997, the Board voted to grant nonstatutory stock options for 5,000 shares at an exercise price of $9.25 per share to Joseph W. Bartlett under the Director Option Grant Program and incentive stock options for 40,000 shares at an exercise price of $9.25 per share to each of Gary D. Engle and James A. Coyne under the Executive Option Grant Program. These grants were approved by the stockholders at the June 30, 1998 Annual Meeting. The closing price for a share of the Company's Common Stock as reported by NASDAQ was $6.25 and $8.125 at December 30, 1997 and June 30, 1998, respectively.

      SFAS No. 123 "Accounting for Stock-Based Compensation," became effective for 1996. This statement addresses accounting and reporting standards for stock-based employee compensation plans. The Company has elected to continue to recognize compensation expense using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25. Proforma information regarding net income and earnings per share is required by SFAS 123. Proforma disclosures must include all stock-based compensation grants made in fiscal years that begin after December 15, 1994.

      Proforma results of net income and earnings per share using the fair value method for accounting for stock-based employer compensation plans for the year ended December 31, 1998 and 1997 are not presented, as results differ by two or less percent from those reported. For the purpose of SFAS 123, compensation expense was not recognized in 1997 for the 24,850 options canceled.

      For purposes of estimating the fair value of the Company's employee stock options at the grant date, a Black-Scholes option pricing model was used with the following weighted average assumptions for 1998: risk-free interest rate of 6.01%, dividend yield of 0%, and volatility factors of the expected market price of the Company's common stock of .474. The weighted average life of the stock options was 2.5 and 3 years as of December 31, 1998 and 1997, respectively. For purposes of the proforma calculation, the estimated fair value of the options was amortized to expense over the options vesting period.

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

      The effects on 1998 and 1997 pro forma net income and pro forma basic earnings per common share and common share equivalent of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.

      A summary of the Company's stock option activity, and related information for the years ended December 31, 1998 and 1997 is as follows:

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

                                                                         Weighted Average
                                               Shares Subject to        Exercise Price Per
                                                    Option                     Share
                                              ------------------        -------------------
Balance at January 1, 1997......                          39,850                      12.31
   Options canceled.............                         (24,850)                     12.94
                                              ------------------        -------------------
Balance at December 31, 1997....                          15,000                       9.25
   Options granted..............                          85,000                       9.25
   Options canceled.............                          (5,000)                      9.25
                                              ------------------        -------------------
Balance at December 31, 1998 ...              $           95,000        $              9.25
                                              ==================        ===================

      At December 31, 1998, Options on 39,140 shares were exercisable. The exercise price of these options was $9.25 per share.

10. DEFERRED COMPENSATION

      In December 1997, the Company established an incentive compensation plan (the "Plan") for Messrs. Engle and Coyne (the "Participants"). The Plan provides for all or some of the Participants' salary to be deferred. All such deferred compensation is held subject to the claims of creditors of the Company in a "rabbi" trust until paid to the Participants following the Participants' termination of employment. The amounts deferred are invested in common stock of the Company. Pursuant to the Plan, the Participants deferred $240,000 of compensation during the year ended December 31, 1998 which represented 41,400 shares of common stock. The number of shares of common stock was determined by dividing the dollar amount of the salary deferred each month by the average of the closing prices of the Company's common stock for the last ten trading days of the month. The Participants deferred $96,766 of compensation during 1997 which represented 15,483 shares of common stock using the December 30, 1997 closing price of $0.625. The Company transfers these shares from treasury stock to the rabbi trust. The deferred amounts were expensed by the Company during 1998 and 1997 and are included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 1998 and 1997. Future compensation will be deferred and invested in common stock which will be issued on a monthly basis to the trust for the benefit of the Participants.

11. STOCK SPLITS

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

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

12. TREASURY STOCK

      On September 23, 1998, the Company purchased 69,223 shares of common stock, or approximately 6.1% of the Company's common stock outstanding. The Company paid cash in the amount of $5 1/8 per share, for a total purchase price of $354,768.

13. NASDAQ SMALLCAP MARKET STOCK LISTING

      On February 23, 1998, new requirements for continued inclusion on the NASDAQ National Market system became effective. The Company has not consistently met the new bid price criteria for continued listing based on the Company's stock price. Effective January 8, 1999, the Company's began trading on the NASDAQ SmallCap system.

14. INCOME TAXES

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Deferred income taxes consist of the following at December 31,:

                                                                     1998                       1997
                                                               ---------------            ---------------
Deferred tax assets:
  Loans receivable                                             $            --            $        93,000
  Mortgage loans in substantive foreclosure                          2,327,000                  2,327,000
  Foreclosed real estate held for sale, net                          1,195,000                  1,195,000
  Investment in real estate venture                                     40,000                     40,000
  Net operating loss carry forwards                                 30,035,000                 28,558,000
                                                               ---------------            ---------------
  Sub-total                                                         33,597,000                 32,213,000
  Less valuation allowance for deferred tax assets                 (33,597,000)               (32,213,000)
                                                               ---------------            ---------------
  Total deferred tax assets                                                 --                         --
Deferred tax liabilities:
     Note payable                                                           --                         --
                                                               ---------------            ---------------
Net deferred tax assets                                        $            --            $            --
                                                               ===============            ===============

      As of December 31, 1998, the Company had net operating loss carry forwards of approximately $83,995,000 which expire as follows: $18,817,000 in 2005; $47,337,000 in 2006; $281,000 in 2007; $2,981,000 in 2008; $4,086,000 in 2009;
$1,265,000 in 2010; $2,028,000 in 2011 and $7,200,000 in 2012.

15. LITIGATION

      On June 16, 1994, Coastal Group, Inc. brought an action against Westholme Partners, (an entity in which the Company has a limited partnership interest), Bank of America (f/k/a Continental Bank, N.A.) ("CINB"), BMC Westholme Corp., (a wholly owned subsidiary of the Company); the Anden Group ("Anden"), William A. Brandt, Jr. and Kent Kneblekamp in the New Jersey Superior Court, Middlesex County. The case was subsequently removed to the United States District Court for the District of New Jersey and assigned case # 94-3010. The case involves a real estate development project located in New Jersey known as "Winding River."

                                SEMELE GROUP INC.

                 Notes to the Consolidated Financial Statements
                                   (Continued)

      BMC Westholme Corp. was served with Summons and Complaint in June of 1994, but was not actively involved in the various motions and other procedural matters which extended for approximately thirty months. On February 10, 1997, BMC Westholme Corp. filed its Answer and began to take a more active role in the case.

      The plaintiff's complaint was substantially reduced by favorable rulings, entered October 3, 1996, on various motions to dismiss whereby ten of plaintiff's sixteen counts were dismissed and another count was limited in scope. The reduced complaint alleged breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, fraudulent transfer and also sought relief under a theory of promissory estoppel and requested the creation of a constructive trust for the benefit of plaintiff.

      The case arose from a failed development and a subsequent foreclosure filed by defendant CINB. The plaintiff alleged, among other things, that CINB and BMC Westholme conspired with Anden to deprive the plaintiff of its interest in the Winding River project, damaging plaintiff's reputation as a homebuilder and causing it to lose business opportunities. A motion for summary judgment was filed by CINB. The Company joined in that motion.

      On December 15, 1998 the Court granted summary judgments in favor of BMC Westholme Corporation on all remaining counts of the complaint and also granted BMC Westholme's motions for reimbursement of certain attorney's fees and costs. On January 21, 1999 the same Court awarded the sum of $15,178 to BMC Westholme in consideration of attorney's fees and expenses.

      The Court's order of December 15, 1998, granting summary judgment in favor of BMC Westholme has been appealed by Coastal Group, Inc. Management does not believe that the resolution of the appeal will have a material adverse effect on the Company's financial position or results of operations.