Form 10QSB
period 1999-03-31
SEMELE GROUP INC
filed 1999-05-14
CIK 812914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1999

                                          OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from          to          .
                                                         ---------   ---------


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


Shares of common stock outstanding as of May 14, 1999:  1,156,540

Transitional Small Business Disclosure Format:  YES   .  NO X .

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                 SEMELE GROUP INC.
                                            CONSOLIDATED BALANCE SHEETS

                                       MARCH 31, 1999 AND DECEMBER 31, 1998
                                                    (UNAUDITED)

                                                                                        March 31,          December 31,
                                                                                           1999                1998
                                                                                           ----                ----
ASSETS
Cash and Cash Equivalents..........................................            $      7,038,453     $      7,788,124
Rents Receivable...................................................                      61,456               91,038
Accounts Receivable - Affiliate....................................                      12,855                6,652
Interest Receivable - Affiliates...................................                     202,672              125,382
Note Receivable - Affiliates.......................................                   2,725,695            2,725,695
Foreclosed Real Estate Held for Sale, Net..........................                   9,961,991            9,961,991
Investment in Partnerships and Trusts..............................                   3,787,886            3,884,755
Land                                                                                  1,929,000            1,929,000
Building, net of accumulated depreciation of $909,660 and $820,478
 at March 31, 1999 and December 31, 1998, respectively.............                  11,023,337           11,112,519
Other Assets.......................................................                     618,415              543,763
                                                                               ----------------     ----------------

Total Assets.......................................................            $     37,361,760     $     38,168,919
                                                                               ----------------     ----------------
                                                                               ----------------     ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes Payable - Affiliates.........................................            $     14,869,500     $     14,869,500
Notes Payable......................................................                   6,889,236            7,011,202
Accrued Interest - Affiliates......................................                     108,974              243,833
Accrued Interest...................................................                      60,574               67,659
Accrued Expenses - Affiliates......................................                     110,108               71,118
Accounts Payable and Accrued Expenses..............................                     753,891              853,189
Distributions Payable..............................................                      49,938               48,875
Minority Interest..................................................                   3,740,737            3,722,131
                                                                               ----------------     ----------------

Total Liabilities..................................................                  26,582,958           26,887,507
                                                                               ----------------     ----------------

Stockholders' Equity
Shares of Common Stock, $0.01 Par Value,
  5,000,000 Authorized, 2,080,185 Shares Issued...................                  170,663,365          170,663,365
Accumulated Deficit................................................                (143,675,588)        (143,172,978)
Deferred Compensation, 73,148 and 56,883 Shares at
  March 31, 1999 and December 31, 1998, respectively...............                  (1,243,509)            (967,004)
Treasury Stock at Cost, 929,060 and 945,325 Shares at
  March 31, 1999 and December 31, 1998, respectively...............                 (14,965,466)         (15,241,971)
                                                                               ----------------     ----------------

Total  Stockholders' Equity........................................                  10,778,802           11,281,412
                                                                               ----------------     ----------------

Total Liabilities and Stockholders' Equity........................             $     37,361,760     $     38,168,919
                                                                               ----------------     ----------------
                                                                               ----------------     ----------------
Book Value Per Share of Common Stock
  (1,151,125 and 1,134,860 Shares Outstanding at
  March 31, 1999 and December 31, 1998, respectively)..............            $           9.36     $           9.94
                                                                               ----------------     ----------------
                                                                               ----------------     ----------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                         1999                 1998
                                                                                         ----                 ----
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable.........................................         $             --     $        23,596
  Income on Investments ...............................................                   77,377              98,628
                                                                                ----------------     ---------------

Total Income From Lending and Investing Activities.....................                   77,377             122,224
                                                                                ----------------     ---------------

Other Income:
  Lease Revenue........................................................                  291,473                  --
  Interest on Note Receivable - Affiliates.............................                   77,290                  --
  Gain on Sale of Equipment ...........................................                    5,325                  --
  Other Income ........................................................                   12,196                  --
                                                                                ----------------     ---------------

Total Other Income.....................................................                  386,284                  --
                                                                                ----------------     ---------------

Total Income ..........................................................                  463,661             122,224
                                                                                ----------------     ---------------


EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale.....                   38,942             264,916
                                                                                ----------------     ---------------

Total Expenses From Property Operating Activities......................                   38,942             264,916
                                                                                ----------------     ---------------

Other Expenses:
  Stockholder Expenses ................................................                   14,486              15,254
  Directors' Fees, Expenses, and Insurance ............................                   46,149              52,453
  Other Professional Fees .............................................                  120,501              22,298
  General and Administrative ..........................................                  113,979              71,240
  Administrative Reimbursement - Affiliate ............................                   38,990              38,454
  Interest Expense - Affiliates .......................................                  291,849             110,488
  Depreciation and Amortization Expense ...............................                  135,629                  --
  Interest Expense ....................................................                  137,122                  --
  Recovery of Losses on Loans, Notes and Interest Receivable ..........                       --            (108,176)
                                                                                ----------------     ---------------

Total Other Expenses ..................................................                  898,705             202,011
                                                                                ----------------     ---------------

Total Expenses ........................................................                  937,647             466,927
                                                                                ----------------     ---------------


Net Loss ..............................................................         $       (473,986)    $      (344,703)
                                                                                ----------------     ---------------
                                                                                ----------------     ---------------
Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,140,351 and 1,211,527, respectively)................         $          (0.42)    $         (0.28)
                                                                                ----------------     ---------------
                                                                                ----------------     ---------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                SEMELE GROUP INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)



                                                         COMMON STOCK              ACCUMULATED           DEFERRED
                                                 SHARES              AMOUNT           DEFICIT         COMPENSATION
                                                 ------              ------           -------         ------------
Stockholder's Equity,
  December 31, 1998 ....................       2,080,185       $  170,663,365  $  (143,172,978)     $      (967,004)

Deferred Compensation
  16,265 Shares of Stock................              --                   --              --             (276,505)

Distributions Declared By Subsidiary....              --                   --          (28,624)                  --

Net Loss................................              --                   --         (473,986)                  --
                                         ---------------      --------------- ----------------     ----------------

Stockholder's Equity,
  March 31, 1999........................       2,080,185       $  170,663,365  $  (143,675,588)     $    (1,243,509)
                                         ---------------      --------------- ----------------     ----------------
                                         ---------------      --------------- ----------------     ----------------

                                                 TREASURY
                                                    STOCK                 TOTAL
                                                    -----                 -----

Stockholder's Equity,
  December 31, 1998 ....................    $  (15,241,971)      $    11,281,412

Deferred Compensation
  16,265 Shares of Stock................           276,505                   --

Distributions Declared By Subsidiary....                --               (28,624)

Net Loss................................                --              (473,986)
                                           ---------------      ----------------

Stockholder's Equity,
  March 31, 1999........................    $  (14,965,466)      $    10,778,802
                                           ---------------      ----------------
                                           ---------------      ----------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)



                                                                                                1999                  1998
                                                                                                ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.......................................................................         $     (473,986)       $     (344,703)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
  Depreciation and Amortization Expense........................................                135,629                    --
  Minority Interest............................................................                 18,606                    --

Net Change In:
  Interest Receivable on Loans.................................................                     --                (6,336)
  Rents Receivable.............................................................                 29,582                    --
  Accounts Receivable - Affiliate..............................................                 (6,203)                   --
  Interest Receivable - Affiliate..............................................                (77,290)                   --
  Investment in Partnerships and Trusts........................................                 96,869                    --
  Other Assets.................................................................               (121,099)             (103,733)
  Accrued Interest - Affiliates................................................               (134,859)                   --
  Accrued Interest.............................................................                 (7,085)                   --
  Accrued Expenses - Affiliates................................................                 38,990               (10,712)
  Accounts Payable and Accrued Expenses........................................                (99,298)              212,452
                                                                                       ---------------       ---------------

Net Cash Used In Operating Activities..........................................               (600,144)             (253,032)
                                                                                       ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Notes Payable..........................................               (121,966)                   --
  Distributions Paid By Subsidiary.............................................                (27,561)                   --
                                                                                       ---------------       ---------------

Net Cash Used In Financing Activities..........................................               (149,527)                   --
                                                                                       ---------------       ---------------

Net Decrease in Cash and Cash Equivalents......................................               (749,671)             (253,032)

Cash and Cash Equivalents at Beginning of Period...............................              7,788,124             7,884,593
                                                                                       ---------------       ---------------

Cash and Cash Equivalents at End of Period.....................................         $    7,038,453        $    7,631,561
                                                                                       ---------------       ---------------
                                                                                       ---------------       ---------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.....................................         $      570,915        $      110,488
                                                                                       ---------------       ---------------
                                                                                       ---------------       ---------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                   (UNAUDITED)

     Readers of this quarterly report should refer to the audited consolidated financial statements of Semele Group Inc. (the "Company"), formerly known as Banyan Strategic Land Fund II, for the year ended December 31, 1998, which are included in the Company's 1998 Annual Report on Form 10-KSB, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1999 and December 31, 1998 and results of operations for the three month periods ended March 31, 1999 and 1998 have been made and are reflected.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and consolidated ventures which hold title to the Company's property. In August 1998, the Company acquired Ariston Corporation ("Ariston"), the results of which are consolidated in the Company's financial statements. All intercompany balances and transactions have been eliminated in consolidation.

     The Company's investment in partnerships and trusts represents limited partner or beneficiary interests and is accounted for using the cost method.

     CASH EQUIVALENTS

     At March 31, 1999, the Company had $6,121,000 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

     RECLASSIFICATION

     Certain 1998 balances have been reclassified to conform to the 1999 presentation.


2.   OTHER ASSETS

     Other assets principally include equipment on operating lease and deferred financing costs, both of which pertain to Ariston. The deferred financing costs are being amortized over the life of the loan to which they pertain and equipment on operating leases is being depreciated using the straight-line method over the equipment's remaining estimated useful life. Rental income and interest expense associated with equipment on operating leases are recognized as earned and incurred, respectively. At March 31, 1999, future minimum rents due in connection with equipment on operating leases was as follows:

           For the year ending March 31, 2000        $   138,816
                                         2001             68,673
                                                     -----------
                                        Total        $   207,489
                                                     -----------
                                                     -----------

     In addition, the Company, through its consolidation of Ariston, has an interest in future rental income from two commercial buildings that are leased to an investment-grade educational institution. Future minimum lease payments pertaining to these contracts are as follows:

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)



           For the year ending March 31, 2000        $   984,996
                                         2001          1,038,832
                                         2002          1,146,504
                                         2003            884,336
                                                     -----------
                                        Total        $ 4,054,668
                                                     -----------
                                                     -----------

3.   NOTES PAYABLE

     Through its acquisition of Ariston, the Company acquired a limited partnership interest in a real estate investment program and assumed related indebtedness. The note bears a fluctuating interest rate based on Prime plus a margin and requires quarterly payments of principal and interest. The note matures on January 15, 2003 and is secured by the associated limited partnership interest. Repayment of the debt is partially guaranteed by Messrs. Engle and Coyne. In connection with the acquisition of Ariston, the Company has consolidated certain additional indebtedness pertaining to a commercial property leased to an investment-grade educational institution. The interest rate on this debt is fixed at 7.86%.

     Additionally, the Company assumed non-recourse debt, consisting of installment notes that are collateralized by certain equipment held on operating leases. The installment notes will be repaid fully by non-cancelable rents generated by the associated lease agreements. At March 31, 1999, the interest rate on these obligations was 7.1%.

     The annual maturities of all notes payable are as follows:

           For the year ending March 31, 2000        $   393,170
                                         2001            462,781
                                         2002            558,038
                                         2003            772,284
                                         2004            432,201
                                   Thereafter          4,270,762
                                                     -----------
                                        Total        $ 6,889,236
                                                     -----------
                                                     -----------

     The notes payable balance sheet value approximates fair value at March 31, 1999.


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

     Since 1992, the Venture has been engaged in zoning and entitlement activities that have been opposed by the City of Malibu and various citizen groups. The city and a neighboring homeowners association initiated several legal actions intended to preclude the development of the property, all of which were ultimately resolved in favor of the Venture or settled during 1998. The Venture currently is entitled to develop a 46 unit housing community on approximately 40 acres of the property. The remaining 234 acres will be allocated as follows: (i) 167 acres will be dedicated to a public agency, (ii) approximately 47 acres will be deed restricted within privately owned lots and
(iii) approximately 20 acres will be preserved as private open space.

     During the three months ended March 31, 1999, the Venture incurred approximately $39,000 in costs in connection with Rancho Malibu. These costs, treated as capital contributions to the Venture by the Company, were included in total expenses from property operating activities on the Company's consolidated statements of operations. At March 31, 1999, the Company's carrying balance for the property is $9,961,991.


5.   TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

     ACQUISITION OF ARISTON CORPORATION

     The Company purchased all of the common stock of Ariston from Equis Financial Group Limited Partnership ("EFG") for cash of $2 million and a purchase-money note of $10,450,000 (the "Note") on September 1, 1998. The total fair value of the assets acquired was estimated to be $12,450,000. The Ariston acquisition was accounted for under the purchase method of accounting and the balance sheet and statement of operations of Ariston were consolidated effective September 1, 1998. The Note bears interest at the annualized rate of 7%, payable quarterly in arrears, and requires principal reductions based upon the cash flows generated by Ariston. The Note matures on August 31, 2003 and is recourse only to the common stock of Ariston. The cost of the Ariston acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company. Until the Note is retired, future cash distributions by Ariston require the consent of EFG.

     INDEBTEDNESS

     The Company obtained a loan of $4,419,500 from certain affiliates in 1997. The loan bears interest at an annualized rate of 10% and provides for mandatory principal reductions, if and to the extent the Company realizes any net cash proceeds from the sale or refinancing of the Rancho Malibu property. Notwithstanding the foregoing, the loan is scheduled to mature in full on April 30, 2000. During each of the three month periods ended March 31, 1999 and 1998, the Company incurred interest expense of $108,974 and $110,488, respectively, in connection with this indebtedness. At March 31, 1999, the carrying value of the note approximates its estimated fair value.

     ADMINISTRATIVE SERVICES

     The Company's administrative functions are performed by an affiliate, EFG, pursuant to an Administrative Services Agreement between the Company and EFG dated May 7, 1997. EFG is reimbursed at actual cost for expenses it incurs on the Company's behalf. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses. The Company incurred total administrative costs of $38,990 and $38,454 during each of the three month periods ended March 31, 1999 and 1998, respectively.


6    DEFERRED COMPENSATION

     The Company established an incentive compensation plan (the "Plan") for certain executives (the "Participants"). The Plan provides for all or some of the Participants' salary to be deferred. All such deferred compensation is held subject to the claims of creditors of the Company in a "rabbi" trust until paid to the Participants following the Participants' termination of employment. The amounts deferred are invested in common stock of the Company. Pursuant to the Plan, the Participants deferred $60,000 of compensation during both the three months ended March 31, 1999 and 1998 which represented 16,265 and 9,413 shares of common stock, respectively. The deferred amounts were expensed by the Company during 1999 and 1998 and are included in general and administrative expenses on the consolidated statements of operations for the three months ended March 31, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION


GENERAL

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Company's ability to successfully implement a growth-oriented business plan. Actual results could differ materially from those projected in any forward-looking statements.

     The Company, formerly known as Banyan Strategic Land Fund II, currently holds an ownership interest in a 274 acre land parcel located in Southern California known as the Rancho Malibu property. The Company also holds a 0.3% beneficial interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Company. In August 1998, the Company acquired Ariston Corporation ("Ariston"), a holding company having two investments: (i) a 99% limited partnership interest in AFG Eireann Limited Partnership, a Massachusetts limited partnership having a tax interest in a diversified pool of lease contracts owned by an institutional investor and
(ii) a 98% limited partnership interest in Old North Capital Limited Partnership, a Massachusetts limited partnership with investments in cash and notes, equipment leases, and limited partnerships that are engaged in either equipment leasing or real estate. The latter includes two commercial buildings, one located in Washington D.C. and one in Sydney, Australia that are leased to an investment-grade educational institution.

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Company uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed substantially all of its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Company. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. All of the Company's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Company's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried indicated that their systems would be Year 2000 compliant by the end of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     During recent years, the Company's operating activities have been limited to the disposal of certain real estate assets and efforts to secure the entitlements necessary to develop the Company's Rancho Malibu property. The latter was accomplished successfully at the end of 1998. The Company's cash and cash equivalents balance declined from $7,788,124 at December 31, 1998 to $7,038,453 at March 31, 1999 principally as a result of paying various accrued expenses pertaining to the Rancho Malibu property and interest expense incurred in connection with the acquisition of Ariston.

     During the three months ended March 31, 1999, the Company used $121,966 of cash to repay certain debt obligations assumed in connection with the Ariston acquisition and $27,561 to pay cash distributions. The latter represents customary distributions paid to third-parties from a real estate investment in which Ariston has an ownership interest.

     The Company's principal future liquidity needs will be dependent upon, among other things, development plans for the Rancho Malibu property, which remain pending. In addition, the Company will continue to incur to expenses for professional services and other operating costs. The Company will realize future cash inflows as a result of the Ariston acquisition, which will be used to service associated acquisition indebtedness.


RESULTS OF OPERATIONS

     Total gross income for the three months ended March 31, 1999 increased to $463,661 from $122,224 for the same period in 1998. The increase in total gross income from 1998 to 1999 resulted principally from the acquisition of Ariston and includes (i) rental income from property and equipment on operating leases and (ii) interest income from a note receivable from affiliates. Interest income on note receivable from affiliates is subordinate to the affiliate's repayment of certain institutional indebtedness. Ariston's operating results are consolidated in the Company's financial statements.

     Total gross expenses for the three months ended March 31, 1999 increased to $937,647 from $466,927 for the same period in 1998. The increase of $470,720 was caused mostly by the acquisition of Ariston which includes (i) interest expense of $182,875 related to a purchase money note to EFG, (ii) depreciation and amortization expense related to equipment on operating leases and deferred financing costs, and (iii) interest expense incurred in connection with equipment on operating leases. Increases in other professional fees and general and administrative expenses further contributed to the overall increase in total gross expenses during the first quarter of 1999 compared to the same period in 1998. Expenses during the first quarter of 1998 reflect a credit of $108,176, reflecting a recovery of amounts previously charged to losses on loans, notes and interest receivable. The decrease in property operating expenses resulted from the settlement of the Rancho Malibu litigation in 1998.

     The above discussed changes resulted in an increase in the net loss for the three months ended March 31, 1999 to $473,986 ($0.42 per share) from $344,703 ($0.28 per share) for the same period in 1998. The net loss per share for the three months ended March 31, 1999 is based on the weighted average number of shares outstanding during the period of 1,140,351 as compared to 1,211,527 for the same period in 1998.

      On a quarterly basis, management reviews the investment properties held by the Company and, when it has been determined that a permanent impairment in the value of a given property has occurred, the carrying value of the property is then written down to its fair market value. Management has determined that no reductions are necessary for the three months ended March 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------
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

10.15         Directors Stock Option Agreement dated July 15, 1994

10.16         Executive Stock Option Agreements dated July 1, 1994, July 11,
              1995 and April 16, 1996

10.17 Agreement for Purchase and Sale of Stock dated August 31, 1998 between Semele Group Inc. and Equis Financial Group Limited
              Partnership (filed with the Securities and Exchange Commission as
              Exhibit (10)(17) to the Registrant's Quarterly Report on Form
              10-QSB for the quarter ended September 30, 1998 and incorporated by reference)

10.18         Promissory Note dated August 31, 1998 between Semele Group Inc.
              and Equis Financial Group Limited Partnership (filed with the
              Securities and Exchange Commission as Exhibit (10)(18) to the
              Registrant's Quarterly Report on Form 10-QSB for the quarter ended
              September 30, 1998 and incorporated by reference)

10.19         Security Agreement dated August 31, 1998 between Semele Group Inc.
              and Equis Financial Group Limited Partnership (filed with the
              Securities and Exchange Commission as Exhibit (10)(19) to the
              Registrant's Quarterly Report on Form 10-QSB for the quarter ended
              September 30, 1998 and incorporated by reference)

21            Subsidiaries of the Company

27 Financial Data Schedule (such schedule is not deemed filed as part of this report)

99.1 Press Release dated October 21, 1997 (filed with the Securities and Exchange Commission as Exhibit (99)(i) to the Registrant's
              Report on Form 8-K dated October 21, 1997 and incorporated by reference)

(b) No report on Form 8-K was filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES


PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


SEMELE GROUP INC.




By:      /s/ Gary D. Engle                                Date:  May 14, 1999
         Gary D. Engle, Chairman, Chief Executive
         Officer and Director




By:      /s/ Gary M. Romano                               Date:  May 14, 1999
         Gary M. Romano, Vice President and
         Chief Financial Officer

                                   SIGNATURES

PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


SEMELE GROUP INC.




By:                                                        Date:  May 14, 1999
         --------------------------------------------
         Gary D. Engle, Chairman, Chief Executive
         Officer and Director




By:                                                        Date:  May 14, 1999
         --------------------------------------------
         Gary M. Romano, Vice President and
         Chief Financial Officer