Form 10QSB
period 1999-06-30
SEMELE GROUP INC
filed 1999-08-06
CIK 812914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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


Shares of common stock outstanding as of August 6, 1999:  1,170,811

Transitional Small Business Disclosure Format:  YES   .  NO X .

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)



                                                                           JUNE 30,        DECEMBER 31,
                                                                            1999              1998
                                                                       -------------      -------------
ASSETS
Cash and Cash Equivalents ........................................     $   4,134,884      $   7,788,124
Rents Receivable .................................................             6,038             91,038
Accounts Receivable - Affiliates .................................         1,507,540              6,652
Interest Receivable - Affiliates .................................           280,821            125,382
Note Receivable - Affiliates .....................................         2,725,695          2,725,695
Foreclosed Real Estate Held for Sale, Net ........................        10,024,793          9,961,991
Other Investments ................................................           750,000                 --
Investment in Partnerships and Trusts ............................         3,771,782          3,884,755
Land .............................................................         1,929,000          1,929,000
Building, net of accumulated depreciation of $998,318 and $820,478
 at June 30, 1999 and December 31, 1998, respectively ............        10,934,680         11,112,519
Other Assets .....................................................           528,755            543,763
                                                                       -------------      -------------

Total Assets .....................................................     $  36,593,988      $  38,168,919
                                                                       -------------      -------------
                                                                       -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes Payable - Affiliates .......................................     $  14,869,500      $  14,869,500
Notes Payable ....................................................         6,823,661          7,011,202
Accrued Interest - Affiliates ....................................                --            243,833
Accrued Interest .................................................            63,304             67,659
Accrued Expenses - Affiliate .....................................            71,118             71,118
Accounts Payable and Accrued Expenses ............................           785,648            853,189
Distributions Payable ............................................            52,780             48,875
Minority Interest ................................................         3,762,959          3,722,131
                                                                       -------------      -------------

Total Liabilities ................................................        26,428,970         26,887,507
                                                                       -------------      -------------

Stockholders' Equity
Shares of Common Stock, $0.01 Par Value,
  5,000,000 Authorized, 2,080,185 Shares Issued ..................       170,663,365        170,663,365
Accumulated Deficit ..............................................      (144,289,372)      (143,172,978)
Deferred Compensation, 88,203 and 56,883 Shares at
  June 30, 1999 and December 31, 1998, respectively ..............        (1,499,444)          (967,004)
Treasury Stock at Cost, 914,005 and 945,325 Shares at
  June 30, 1999 and December 31, 1998, respectively ..............       (14,709,531)       (15,241,971)
                                                                       -------------      -------------

Total Stockholders' Equity .......................................        10,165,018         11,281,412
                                                                       -------------      -------------

Total Liabilities and Stockholders' Equity .......................     $  36,593,988      $  38,168,919
                                                                       -------------      -------------
                                                                       -------------      -------------

Book Value Per Share of Common Stock
  (1,166,180 and 1,134,860 Shares Outstanding at
  June 30, 1999 and December 31, 1998, respectively) .............     $        8.72      $        9.94
                                                                       -------------      -------------
                                                                       -------------      -------------



        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                          1999              1998
                                                                       -----------      -----------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable ...................................     $        --      $    24,705
  Income on Investments ..........................................         147,499          196,704
                                                                       -----------      -----------

Total Income From Lending and Investing Activities ...............         147,499          221,409
                                                                       -----------      -----------

Other Income:
  Lease Revenue ..................................................         587,558               --
  Interest on Note Receivable - Affiliates .......................         155,439               --
  Gain on Sale of Equipment ......................................          11,325               --
  Other Income ...................................................          19,132               --
                                                                       -----------      -----------

Total Other Income ...............................................         773,454               --
                                                                       -----------      -----------

Total Income .....................................................         920,953          221,409
                                                                       -----------      -----------


EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale         292,921          357,893
                                                                       -----------      -----------

Total Expenses From Property Operating Activities ................         292,921          357,893
                                                                       -----------      -----------

Other Expenses:
  Stockholder Expenses ...........................................          24,387           34,924
  Directors' Fees, Expenses, and Insurance .......................          92,456          103,369
  Other Professional Fees ........................................         163,071           61,692
  General and Administrative .....................................         202,275          139,890
  Administrative Reimbursement - Affiliate .......................          76,318           75,431
  Interest Expense - Affiliates ..................................         584,909          222,203
  Depreciation and Amortization Expense ..........................         270,734               --
  Interest Expense ...............................................         273,026               --
  Recovery of Losses on Loans, Notes and Interest Receivable .....              --         (108,176)
                                                                       -----------      -----------

Total Other Expenses .............................................       1,687,176          529,333
                                                                       -----------      -----------

Total Expenses ...................................................       1,980,097          887,226
                                                                       -----------      -----------

Net Loss .........................................................     $(1,059,144)     $  (665,817)
                                                                       -----------      -----------
                                                                       -----------      -----------

Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,148,544 and 1,215,472, respectively) ..........     $     (0.92)     $     (0.55)
                                                                       -----------      -----------
                                                                       -----------      -----------



        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                           1999             1998
                                                                       -----------      -----------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable ...................................     $        --      $     1,109
  Income on Investments ..........................................          70,122           98,076
                                                                       -----------      -----------

Total Income From Lending and Investing Activities ...............          70,122           99,185
                                                                       -----------      -----------

Other Income:
  Lease Revenue ..................................................         296,085               --
  Interest on Note Receivable - Affiliates .......................          78,149               --
  Gain on Sale of Equipment ......................................           6,000               --
  Other Income ...................................................           6,936               --
                                                                       -----------      -----------

Total Other Income ...............................................         387,170               --
                                                                       -----------      -----------

Total Income .....................................................         457,292           99,185
                                                                       -----------      -----------


EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale         253,979           92,977
                                                                       -----------      -----------

Total Expenses From Property Operating Activities ................         253,979           92,977
                                                                       -----------      -----------

Other Expenses:
  Stockholder Expenses ...........................................           9,901           19,670
  Directors' Fees, Expenses, and Insurance .......................          46,307           50,916
  Other Professional Fees ........................................          42,570           39,394
  General and Administrative .....................................          88,296           68,650
  Administrative Reimbursement - Affiliate .......................          37,328           36,977
  Interest Expense - Affiliates ..................................         293,060          111,715
  Depreciation and Amortization Expense ..........................         135,105               --
  Interest Expense ...............................................         135,904               --
                                                                       -----------      -----------

Total Other Expenses .............................................         788,471          327,322
                                                                       -----------      -----------

Total Expenses ...................................................       1,042,450          420,299
                                                                       -----------      -----------


Net Loss .........................................................     $  (585,158)     $  (321,114)
                                                                       -----------      -----------
                                                                       -----------      -----------

Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,156,647 and 1,219,374, respectively) ..........     $     (0.51)     $     (0.26)
                                                                       -----------      -----------
                                                                       -----------      -----------



        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                          COMMON STOCK
                                       -------------------       ACCUMULATED      DEFERRED      TREASURY
                                       SHARES       AMOUNT         DEFICIT      COMPENSATION      STOCK          TOTAL
                                      ---------  ------------   --------------  ------------  ------------    -----------
Stockholder's Equity,
 December 31, 1998 .................  2,080,185  $170,663,365   $(143,172,978)  $  (967,004)  $(15,241,971)   $11,281,412

Deferred Compensation
 31,320 Shares of Stock ............         --            --              --      (532,440)       532,440             --

Distributions Declared By Subsidiary         --            --         (57,250)           --             --        (57,250)

Net Loss ...........................         --            --      (1,059,144)           --             --     (1,059,144)
                                      ---------  ------------   --------------  -----------   ------------    -----------

Stockholder's Equity,
 June 30, 1999 .....................  2,080,185  $170,663,365   $(144,289,372)  $(1,499,444)  $(14,709,531)   $10,165,018
                                      ---------  ------------   --------------  -----------   ------------    -----------
                                      ---------  ------------   --------------  -----------   ------------    -----------



        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                                                   1999              1998
                                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ..................................................................     $(1,059,144)     $  (665,817)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
  Depreciation and Amortization Expense ...................................         270,734               --
  Minority Interest .......................................................          40,828               --

Net Change In:
  Interest Receivable on Loans ............................................              --            3,565
  Rents Receivable ........................................................          85,000               --
  Accounts Receivable - Affiliates ........................................      (1,500,888)              --
  Interest Receivable - Affiliates ........................................        (155,439)              --
  Foreclosed Real Estate Held For Sale, Net ...............................         (62,802)              --
  Investment in Partnerships and Trusts ...................................         112,973               --
  Other Assets ............................................................         (77,887)         (69,155)
  Accrued Interest - Affiliates ...........................................        (243,833)              --
  Accrued Interest ........................................................          (4,355)              --
  Accrued Expenses - Affiliate ............................................              --          (12,189)
  Accounts Payable and Accrued Expenses ...................................         (67,541)          55,847
                                                                                -----------      -----------

Net Cash Used In Operating Activities .....................................      (2,662,354)        (687,749)
                                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other Investments .......................................................        (750,000)              --
  Collection of Loans Receivable ..........................................              --          250,000
                                                                                -----------      -----------

Net Cash Provided By (Used In) Investing Activities .......................        (750,000)         250,000
                                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Notes Payable .....................................        (187,541)              --
  Distributions Paid By Subsidiary ........................................         (53,345)              --
                                                                                -----------      -----------

Net Cash Used In Financing Activities .....................................        (240,886)              --
                                                                                -----------      -----------

Net Decrease in Cash and Cash Equivalents .................................      (3,653,240)        (437,749)

Cash and Cash Equivalents at Beginning of Period ..........................       7,788,124        7,884,593
                                                                                -----------      -----------

Cash and Cash Equivalents at End of Period ................................     $ 4,134,884      $ 7,446,844
                                                                                -----------      -----------
                                                                                -----------      -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ................................     $ 1,106,123      $   222,203
                                                                                -----------      -----------
                                                                                -----------      -----------



        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six month periods ended June 30, 1999 and 1998 have been made and are reflected.


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

    The Company's investment in partnerships and trusts consists of limited partner or beneficiary interests that represent less than a 20% ownership interest in the investees and are accounted for using the cost method.

    CASH EQUIVALENTS

    At June 30, 1999, the Company had $3,095,037 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


2.  OTHER ASSETS

    Other assets principally include equipment on operating lease and deferred financing costs, both of which pertain to Ariston. The deferred financing costs are being amortized over the life of the loan to which they pertain and equipment on operating leases is being depreciated using the straight-line method over the equipment's remaining estimated useful life. Rental income and interest expense associated with equipment on operating leases are recognized as earned and incurred, respectively. Future minimum rents of $138,081 are due in the year ending June 30, 2000 in connection with equipment on operating leases.

    In addition, the Company, through its consolidation of Ariston, has an interest in future rental income from two commercial buildings that are leased to an investment-grade educational institution. Future minimum lease payments pertaining to these contracts are as follows:

         For the year ending June 30, 2000       $  985,996
                                      2001        1,083,209
                                      2002        1,150,504
                                      2003          600,710
                                                 ----------
                                     Total       $3,820,419
                                                 ----------
                                                 ----------


                            SEMELE GROUP INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (CONTINUED)

3.  NOTES PAYABLE

    Through its acquisition of Ariston, the Company acquired a limited partnership interest in a real estate investment program and assumed related indebtedness. The note bears a fluctuating interest rate based on Prime plus a margin and requires quarterly payments of principal and interest. The note matures on January 15, 2003 and is secured by the associated limited partnership interest. Repayment of the debt is partially guaranteed by Messrs. Engle and Coyne. In addition, the Company has consolidated certain additional indebtedness pertaining to a commercial property leased to an investment-grade educational institution. The interest rate on this debt is fixed at 7.86%.

    Additionally, the Company assumed non-recourse debt, consisting of installment notes that are collateralized by certain equipment held on operating leases. The installment notes will be repaid fully by non-cancelable rents generated by the associated lease agreements. At June 30, 1999, the interest rate on these obligations was 7.1%.

    The annual maturities of all notes payable are as follows:

         For the year ending June 30, 2000       $  480,066
                                      2001          445,522
                                      2002          569,707
                                      2003          730,302
                                      2004          440,749
                                Thereafter        4,157,315
                                                 ----------
                                     Total       $6,823,661
                                                 ----------
                                                 ----------

    The notes payable balance sheet value approximates fair value at June 30, 1999.

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

    During the six months ended June 30, 1999, the Venture incurred approximately $293,000 of costs in connection with Rancho Malibu. These costs, treated as capital contributions to the Venture by the Company, were included in total expenses from property operating activities on the Company's consolidated statements of operations. The Venture also capitalized $62,802 of costs for transfer development credits during the six months ended June 30, 1999. At June 30, 1999, the Company's carrying balance for the property is $10,024,793.

                            SEMELE GROUP INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (CONTINUED)


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

    INDEBTEDNESS

    The Company obtained a loan of $4,419,500 from certain affiliates in 1997. The loan bears interest at an annualized rate of 10% and provides for mandatory principal reductions, if and to the extent the Company realizes any net cash proceeds from the sale or refinancing of the Rancho Malibu property. Notwithstanding the foregoing, the loan is scheduled to mature in full on April 30, 2000. During the six month periods ended June 30, 1999 and 1998, the Company incurred interest expense of $219,159 and $222,203, respectively, in connection with this indebtedness. At June 30, 1999, the carrying value of the note approximates its estimated fair value.

    ADMINISTRATIVE SERVICES

    The Company's administrative functions are performed by an affiliate, EFG, pursuant to an Administrative Services Agreement between the Company and EFG dated May 7, 1997. EFG is reimbursed at actual cost for expenses it incurs on the Company's behalf. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses. The Company incurred total administrative costs of $76,318 and $75,431 during the six month periods ended June 30, 1999 and 1998, respectively.


6.  DEFERRED COMPENSATION

    The Company established an incentive compensation plan (the "Plan") for certain executives (the "Participants"). The Plan provides for all or some of the Participants' salary to be deferred. All such deferred compensation is held subject to the claims of creditors of the Company in a "rabbi" trust until paid to the Participants following the Participants' termination of employment. The amounts deferred are invested in common stock of the Company. Pursuant to the Plan, the Participants deferred $120,000 of compensation during each of the six months ended June 30, 1999 and 1998 which represented 31,320 and 16,953 shares of common stock, respectively. The deferred amounts were expensed by the Company during 1999 and 1998 and are included in general and administrative expenses on the consolidated statements of operations for the six months ended June 30, 1999 and 1998.

7.  OTHER INVESTMENTS

    On May 1, 1999, the Company and certain affiliates formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Company purchased Class B Interests in EFG/Kirkwood and the other affiliates purchased Class A Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distributions being paid to the Company, as Class B Interest holder. KAI owns a ski resort, a local public utility, and significant land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. The Company's investment in EFG/Kirkwood had a cost of $750,000. At June 30, 1999, the Company was owed $1,500,000 from certain affiliates related to this transaction which is included in Accounts Receivable - Affiliates on the consolidated balance sheet at June 30, 1999. All of this receivable was collected in July 1999.

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

    The Company, formerly known as Banyan Strategic Land Fund II, currently holds an ownership interest in a 274 acre land parcel located in Southern California known as the Rancho Malibu property. The Company also holds a 0.3% beneficial interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Company. In August 1998, the Company acquired Ariston Corporation ("Ariston"), a holding company having two investments: (i) a 99% limited partnership interest in AFG Eireann Limited Partnership, a Massachusetts limited partnership having a tax interest in a diversified pool of lease contracts owned by an institutional investor and
(ii) a 98% limited partnership interest in Old North Capital Limited Partnership, a Massachusetts limited partnership with investments in cash and notes, equipment leases, and limited partnerships that are engaged in either equipment leasing or real estate. The latter includes two commercial buildings, one located in Washington D.C. and one in Sydney, Australia that are leased to an investment-grade educational institution. In May 1999, the Company and certain affiliates formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). KAI owns a ski resort, a local public utility, and significant land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. See Note 7 to the financial statements for discussion of this transaction.


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

    EFG's primary information software was coded by a third party at the point of original design to use a four digit field to identify calendar year. All of the Company's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Company's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems are Year 2000 compliant.

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


LIQUIDITY AND CAPITAL RESOURCES

    During recent years, the Company's operating activities have been limited to the disposal of certain real estate assets and efforts to secure the entitlements necessary to develop the Company's Rancho Malibu property. The latter was accomplished successfully at the end of 1998. The Company's cash and cash equivalents balance declined from $7,788,124 at December 31, 1998 to $4,134,884 at June 30, 1999 principally as a result of (i) the Company's $750,000 investment in EFG/Kirkwood, (ii) cash advances of $1,500,000 made in connection with closing the EFG/Kirkwood transaction, all of which was collected in July 1999, (iii) the payment of various accrued expenses pertaining to the Rancho Malibu property, and (iv) interest expense incurred in connection with the acquisition of Ariston.

    In May 1999, the Company and certain affiliates formed EFG/Kirkwood for the purpose of acquiring preferred and common stock interests in KAI. In June 1999, the Company acquired a Class B equity interest in EFG/Kirkwood for $750,000 (see
Note 7 to the accompanying financial statements for additional discussion). Affiliates of the Company acquired Class A Interests in EFG/Kirkwood that are entitled to certain preferred returns prior to distribution payments being paid to the Company, as Class B Interest holder. In addition, during the six months ended June 30, 1999, the Company used $187,541 of cash to repay certain debt obligations assumed in connection with the Ariston acquisition and $53,345 to pay cash distributions. The latter represents customary distributions paid to third-parties from a real estate investment in which Ariston has an ownership interest.

    The Company's principal future liquidity needs will be dependent upon, among other things, development plans for the Rancho Malibu property, which remain pending. In addition, the Company will continue to incur expenses for professional services and other operating costs. The Company will realize future cash inflows as a result of the Ariston acquisition, which will be used to service associated acquisition indebtedness.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998:

    Total gross income for the six months ended June 30, 1999 increased to $920,953 from $221,409 for the same period in 1998. The increase in total gross income from 1998 to 1999 resulted principally from the acquisition of Ariston and includes (i) rental income from property and equipment on operating leases and (ii) interest income from a note receivable from affiliates. Interest income on note receivable from affiliates is subordinate to the affiliate's repayment of certain institutional indebtedness. Ariston's operating results are consolidated in the Company's financial statements.

    Total gross expenses for the six months ended June 30, 1999 increased to $1,980,097 from $887,226 for the same period in 1998. The increase of $1,092,871 was caused mostly by the acquisition of Ariston which includes (i) interest expense of $365,750 related to a purchase money note to EFG, (ii) depreciation and amortization expense related to equipment on operating leases and deferred financing costs, and (iii) interest expense incurred in connection with equipment on operating leases. Increases in other professional fees and general and administrative expenses further contributed to the overall increase in total gross expenses during the six months ended June 30, 1999 compared to the same period in 1998. Expenses during 1998 include a credit of $108,176, reflecting a recovery of amounts previously charged to losses on loans, notes and interest receivable. The decrease in property operating expenses for the six months ended June 30, 1999 resulted from the settlement of the Rancho Malibu litigation in 1998.

    The above discussed changes resulted in an increase in the Company's net loss for the six months ended June 30, 1999 to $1,059,144 ($0.92 per share) from $665,817 ($0.55 per share) for the same period in 1998. The net loss per share for the six months ended June 30, 1999 is based on the weighted average number of shares outstanding during the period of 1,148,544 as compared to 1,215,472 for the same period in 1998.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998:

    Total gross income for the three months ended June 30, 1999 increased to $457,292 from $99,185 for the same period in 1998. The increase in total gross income from 1998 to 1999 resulted principally from the acquisition of Ariston and includes (i) rental income from property and equipment on operating leases and (ii) interest income from a note receivable from affiliates. Interest income on note receivable from affiliates is subordinate to the affiliate's repayment of certain institutional indebtedness. Ariston's operating results are consolidated in the Company's financial statements.

    Total gross expenses for the three months ended June 30, 1999 increased to $1,042,450 from $420,299 for the same period in 1998. The increase of $622,151 was caused mostly by the acquisition of Ariston which includes (i) interest expense of $182,875 related to a purchase money note to EFG, (ii) depreciation and amortization expense related to equipment on operating leases and deferred financing costs, and (iii) interest expense incurred in connection with equipment on operating leases. Increases in property operating expenses further contributed to the overall increase in total gross expenses during the three months ended June 30, 1999 compared to the same period in 1998. The increase in property operating expenses resulted from development costs related to the Rancho Malibu property, including legal fees, engineering studies, and consulting fees, among others.

    The above discussed changes resulted in an increase in the Company's net loss for the three months ended June 30, 1999 to $585,158 ($0.51 per share) from $321,114 ($0.26 per share) for the same period in 1998. The net loss per share for the three months ended June 30, 1999 is based on the weighted average number of shares outstanding during the period of 1,156,647 as compared to 1,219,374 for the same period in 1998.

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

(b) No report on Form 8-K was filed by the Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES


PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


SEMELE GROUP INC.




By: /s/ Gary D. Engle                                   Date:  August 6, 1999
    Gary D. Engle, Chairman, Chief Executive
    Officer and Director




By: /s/ Gary M. Romano                                  Date:  August 6, 1999
    Gary M. Romano, Vice President and
    Chief Financial Officer