Form 10QSB
period 1999-09-30
SEMELE GROUP INC
filed 1999-11-04
CIK 812914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1999

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from             to            .
                                          ------------  ------------


                         Commission File Number 0-16886


                                SEMELE GROUP INC.
                 (Name of Small Business Issuer in its charter)


              DELAWARE                                     36-3465422
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


ONE CANTERBURY GREEN, STAMFORD, CONNECTICUT                                06901
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number, including area code:  (203) 363-0849


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


Shares of common stock outstanding as of November 4, 1999:  1,182,593

Transitional Small Business Disclosure Format:  YES / /  NO /X/

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                       1999             1998
                                                                   -------------    -------------
ASSETS
Cash and Cash Equivalents .....................................   $   5,198,924    $   7,788,124
Rents Receivable ..............................................          89,517           91,038
Accounts Receivable--Affiliates ...............................          11,401            6,652
Interest Receivable--Affiliates ...............................         359,829          125,382
Note Receivable--Affiliates ...................................       2,725,695        2,725,695
Foreclosed Real Estate Held for Sale, Net .....................      10,024,793        9,961,991
Other Investments .............................................         750,000               --
Investment in Partnerships and Trusts .........................       3,603,999        3,884,755
Land ..........................................................       1,929,000        1,929,000
Building, net of accumulated depreciation of $1,086,975
 and $820,478 at September 30, 1999 and .......................      10,846,022       11,112,519
 December 31, 1998, respectively
Other Assets ..................................................         453,952          543,763
                                                                  -------------    -------------

Total Assets ..................................................   $  35,993,132    $  38,168,919
                                                                  -------------    -------------
                                                                  -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes Payable--Affiliates .....................................   $  14,869,500    $  14,869,500
Notes Payable .................................................       6,695,193        7,011,202
Accrued Interest--Affiliates ..................................              --          243,833
Accrued Interest ..............................................          58,919           67,659
Accrued Expenses--Affiliate ...................................          71,118           71,118
Accounts Payable and Accrued Expenses .........................         895,917          853,189
Deferred Rental Income ........................................          28,614               --
Distributions Payable .........................................          45,342           48,875
Minority Interest .............................................       3,779,262        3,722,131
                                                                  -------------    -------------

Total Liabilities .............................................      26,443,865       26,887,507
                                                                  -------------    -------------

Stockholders' Equity
Shares of Common Stock, $0.01 Par Value,
  5,000,000 Authorized, 2,080,185 Shares Issued ...............     170,663,365      170,663,365
Accumulated Deficit ...........................................    (144,905,123)    (143,172,978)
Deferred Compensation, 101,183 and 56,883 Shares at
  September 30, 1999 and December 31, 1998, respectively ......      (1,720,104)        (967,004)
Treasury Stock at Cost, 901,025 and 945,325 Shares at
  September 30, 1999 and December 31, 1998, respectively ......     (14,488,871)     (15,241,971)
                                                                  -------------    -------------

Total  Stockholders' Equity ...................................       9,549,267       11,281,412
                                                                  -------------    -------------

Total Liabilities and Stockholders' Equity ....................   $  35,993,132    $  38,168,919
                                                                  -------------    -------------
                                                                  -------------    -------------
Book Value Per Share of Common Stock
  (1,179,160 and 1,134,860 Shares Outstanding at
  September 30, 1999 and December 31, 1998, respectively) .....   $        8.10    $        9.94
                                                                  -------------    -------------
                                                                  -------------    -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                                                             1999           1998
                                                                         -----------    -----------
INCOME
Income From Lending and Investing Activities:
  Interest on Loans Receivable .......................................   $        --    $    24,705
  Income on Investments ..............................................       215,814        290,880
                                                                         -----------    -----------

Total Income From Lending and Investing Activities ...................       215,814        315,585
                                                                         -----------    -----------

Other Income:
  Lease Revenue ......................................................       895,957         28,590
  Interest on Note Receivable - Affiliates ...........................       234,447         25,763
  Gain on Sale of Equipment ..........................................        17,250          3,400
  Other Income .......................................................        19,132             --
                                                                         -----------    -----------
Total Other Income ...................................................     1,166,786         57,753
                                                                         -----------    -----------
Total Income .........................................................     1,382,600        373,338
                                                                         -----------    -----------
EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale ...       473,163        605,094
                                                                         -----------    -----------
Total Expenses From Property Operating Activities ....................       473,163        605,094
                                                                         -----------    -----------
Other Expenses:
  Stockholder Expenses ...............................................        31,671         73,960
  Directors' Fees, Expenses, and Insurance ...........................       136,773        173,828
  Other Professional Fees ............................................       225,289         84,800
  General and Administrative .........................................       419,103        229,845
  Administrative Reimbursement - Affiliate ...........................       113,842        113,201
  Interest Expense - Affiliates ......................................       879,179        391,512
  Depreciation and Amortization Expense ..............................       405,839         13,518
  Interest Expense ...................................................       407,596          7,067
  Recovery of Losses on Loans, Notes and Interest Receivable .........       (77,120)      (108,176)
                                                                         -----------    -----------

Total Other Expenses .................................................     2,542,172        979,555
                                                                         -----------    -----------

Total Expenses .......................................................     3,015,335      1,584,649
                                                                         -----------    -----------

Net Loss .............................................................   $(1,632,735)   $(1,211,311)
                                                                         -----------    -----------
                                                                         -----------    -----------
Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,156,074 and 1,202,287, respectively) ..............   $     (1.41)   $     (1.01)
                                                                         -----------    -----------
                                                                         -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                             1999           1998
                                                                         -----------    -----------
INCOME
Income From Lending and Investing Activities:
  Income on Investments ..............................................        68,315         94,176
                                                                         -----------    -----------
Total Income From Lending and Investing Activities ...................        68,315         94,176
                                                                         -----------    -----------
Other Income:
  Lease Revenue ......................................................       308,399         28,590
  Interest on Note Receivable--Affiliates ............................        79,008         25,763
  Gain on Sale of Equipment ..........................................         5,925          3,400
                                                                         -----------    -----------
Total Other Income ...................................................       393,332         57,753
                                                                         -----------    -----------
Total Income .........................................................       461,647        151,929
                                                                         -----------    -----------

EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Foreclosed Real Estate Held for Sale ...       180,242        247,201
                                                                         -----------    -----------

Total Expenses From Property Operating Activities ....................       180,242        247,201
                                                                         -----------    -----------

Other Expenses:
  Stockholder Expenses ...............................................         7,284         39,036
  Directors' Fees, Expenses, and Insurance ...........................        44,317         70,459
  Other Professional Fees ............................................        62,218         23,108
  General and Administrative .........................................       216,828         89,955
  Administrative Reimbursement--Affiliate ............................        37,524         37,770
  Interest Expense--Affiliates .......................................       294,270        169,309
  Depreciation and Amortization Expense ..............................       135,105         13,518
  Interest Expense ...................................................       134,570          7,067
  Recovery of Losses on Loans, Notes and Interest Receivable .........       (77,120)            --
                                                                         -----------    -----------

Total Other Expenses .................................................       854,996        450,222
                                                                         -----------    -----------

Total Expenses .......................................................     1,035,238        697,423
                                                                         -----------    -----------


Net Loss .............................................................   $  (573,591)   $  (545,494)
                                                                         -----------    -----------
                                                                         -----------    -----------
Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,170,889 and 1,176,346, respectively) ..............   $     (0.49)   $     (0.46)
                                                                         -----------    -----------
                                                                         -----------    -----------



The accompanying notes are an integral part of these consolidated financial statements.

                                                SEMELE GROUP INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                   (UNAUDITED)


                                             COMMON STOCK
                                       --------------------------   ACCUMULATED        DEFERRED        TREASURY
                                         SHARES        AMOUNT         DEFICIT        COMPENSATION        STOCK           TOTAL
                                       ----------   -------------  -------------    -------------    -------------    -------------
Stockholder's Equity,
  December 31, 1998 ................    2,080,185   $ 170,663,365  $(143,172,978)   $    (967,004)   $ (15,241,971)   $  11,281,412

Deferred Compensation
  44,300 Shares of Stock ...........           --              --             --         (753,100)         753,100               --

Distributions Declared
  By Subsidiary ....................           --              --        (99,410)              --               --          (99,410)

Net Loss ...........................           --              --     (1,632,735)              --               --       (1,632,735)
                                       ----------   -------------  -------------    -------------    -------------    -------------
Stockholder's Equity,
  September 30, 1999 ...............    2,080,185   $ 170,663,365  $(144,905,123)   $  (1,720,104)   $ (14,488,871)   $   9,549,267
                                       ----------   -------------  -------------    -------------    -------------    -------------
                                       ----------   -------------  -------------    -------------    -------------    -------------



The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                     1999           1998
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ......................................................................   $(1,632,735)   $(1,211,311)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
  Depreciation and Amortization Expense .......................................       405,839         13,518
  Minority Interest ...........................................................        57,131           (373)

Net Change In:
  Interest Receivable on Loans ................................................            --          3,565
  Rents Receivable ............................................................         1,521      1,027,638
  Accounts Receivable--Affiliates .............................................        (4,749)    (1,061,605)
  Interest Receivable--Affiliates .............................................      (234,447)       (25,763)
  Foreclosed Real Estate Held For Sale, Net ...................................       (62,802)            --
  Investment in Partnerships and Trusts .......................................       280,756          8,607
  Other Assets ................................................................       (49,531)      (159,578)
  Accrued Interest--Affiliates ................................................      (243,833)        60,958
  Accrued Interest ............................................................        (8,740)         7,067
  Accrued Expenses--Affiliate .................................................            --        (11,396)
  Accounts Payable and Accrued Expenses .......................................        42,728        322,105
  Deferred Rental Income ......................................................        28,614         43,218
                                                                                  -----------    -----------

Net Cash Used In Operating Activities .........................................    (1,420,248)      (983,350)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Ariston .......................................................            --       (111,067)
  Other Investments ...........................................................      (750,000)            --
  Collection of Loans Receivable ..............................................            --        250,000
                                                                                  -----------    -----------

Net Cash Provided By (Used In) Investing Activities ...........................      (750,000)       138,933
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for Fractional Shares as a Result of Reverse Stock Split ............            --       (356,098)
  Acquisition of Treasury Stock ...............................................            --       (354,768)
  Principal Payments on Notes Payable .........................................      (316,009)            --
  Distributions Paid By Subsidiary ............................................      (102,943)            --
                                                                                  -----------    -----------

Net Cash Used In Financing Activities .........................................      (418,952)      (710,866)
                                                                                  -----------    -----------

Net Decrease in Cash and Cash Equivalents .....................................    (2,589,200)    (1,555,283)

Cash and Cash Equivalents at Beginning of Period ..............................     7,788,124      7,884,593
                                                                                  -----------    -----------

Cash and Cash Equivalents at End of Period ....................................   $ 5,198,924    $ 6,329,310
                                                                                  -----------    -----------
                                                                                  -----------    -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $ 1,539,348    $   330,554
                                                                                  -----------    -----------
                                                                                  -----------    -----------



The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been made and are reflected.


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

     CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


2.   OTHER ASSETS

     Other assets principally include equipment on operating lease and deferred financing costs, both of which pertain to Ariston. The deferred financing costs are being amortized over the life of the loan to which they pertain and equipment on operating leases is being depreciated using the straight-line method over the equipment's remaining estimated useful life. Rental income and interest expense associated with equipment on operating leases are recognized as earned and incurred, respectively. Future minimum rents of $137,346 are due in the year ending September 30, 2000 in connection with equipment on operating leases.

     In addition, the Company, through its consolidation of Ariston, has an interest in future rental income from two commercial buildings that are leased to an investment-grade educational institution. Future minimum lease payments pertaining to these contracts are as follows:


      For the year ending September 30, 2000        $    986,996
                                        2001           1,123,586
                                        2002           1,150,504
                                        2003             313,084
                                                     -----------
                                       Total         $3,574,170
                                                     -----------
                                                     -----------


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

     Additionally, the Company assumed non-recourse debt, consisting of installment notes that are collateralized by certain equipment held on operating leases. The installment notes will be repaid fully by non-cancelable rents generated by the associated lease agreements. At September 30, 1999, the interest rate on these obligations was 7.1%.

     The annual maturities of all notes payable are as follows:


      For the year ending September 30, 2000        $    440,513
                                        2001             495,565
                                        2002             581,620
                                        2003             686,403
                                        2004             449,467
                                  Thereafter           4,041,625
                                                     -----------
                                       Total         $ 6,695,193
                                                     -----------
                                                     -----------


     The notes payable balance sheet value approximates fair value at September 30, 1999.


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

     During the nine months ended September 30, 1999, the Venture incurred approximately $473,000 of costs in connection with Rancho Malibu. The expenses are primarily related to the Venture's efforts to successfully satisfy a number of complex requirements imposed by various state, local and federal entities which requirements must be met prior to commencement of development. These costs, treated as capital contributions to the Venture by the Company, were included in total expenses from property operating activities on the Company's consolidated statements of operations. The Venture also capitalized $62,802 of costs for transfer development credits during the nine months ended September 30, 1999. At September 30, 1999, the Company's carrying balance for the property is $10,024,793.

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

     INDEBTEDNESS

     The Company obtained a loan of $4,419,500 from certain affiliates in 1997. The loan bears interest at an annualized rate of 10% and provides for mandatory principal reductions, if and to the extent the Company realizes any net cash proceeds from the sale or refinancing of the Rancho Malibu property. Notwithstanding the foregoing, the loan is scheduled to mature in full on April 30, 2000. During each of the nine month periods ended September 30, 1999 and 1998, the Company incurred interest expense of $330,554 in connection with this indebtedness. At September 30, 1999, the carrying value of the note approximates its estimated fair value.

     ADMINISTRATIVE SERVICES

     The Company's administrative functions are performed by an affiliate, EFG, pursuant to an Administrative Services Agreement between the Company and EFG dated May 7, 1997. EFG is reimbursed at actual cost for expenses it incurs on the Company's behalf. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses. The Company incurred total administrative costs of $113,842 and $113,201 during the nine month periods ended September 30, 1999 and 1998, respectively.


6.   DEFERRED COMPENSATION

     The Company established an incentive compensation plan (the "Plan") for certain executives (the "Participants"). The Plan provides for all or some of the Participants' salary to be deferred. All such deferred compensation is held subject to the claims of creditors of the Company in a "rabbi" trust until paid to the Participants following the Participants' termination of employment. The amounts deferred are invested in common stock of the Company. Pursuant to the Plan, the Participants deferred $180,000 of compensation during each of the nine months ended September 30, 1999 and 1998 which represented 44,300 and 26,469 shares of common stock, respectively. The deferred amounts were expensed by the Company during 1999 and 1998 and are included in general and administrative expenses on the consolidated statements of operations for the nine months ended September 30, 1999 and 1998.


7.   OTHER INVESTMENTS

     On May 1, 1999, the Company and certain affiliates formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Company purchased Class B Interests in EFG/Kirkwood and the other affiliates purchased Class A Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distributions being paid to the Company, as Class B Interest holder. KAI owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. The Company's investment in EFG/Kirkwood had a cost of $750,000.

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


8.   RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE

     During 1998, the Company received cash distributions of $18,423 related to its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Company) of VMS Realty Partners and its affiliates. In addition, the Company received $89,753 from its interest in Springtown Partners, a California limited partnership formed by three land owners, including the Company, for the purpose of merging land parcels in order to option them to a third party for use as a wetland mitigation bank. The Company acquired the land from Anden Group as a result of a loan default, but fully reserved for the asset as the land was determined to be "undevelopable" due to certain environmental issues. Since 1993, the Company has sought to realize value from this asset. The Company has treated both of the above-referenced amounts as a recovery of amounts previously charged to losses on loans, notes and interest receivable on its consolidated statement of operations for the nine months ended September 30, 1998.

     During 1994, in connection with the restructuring of Anden, the Company was conveyed an interest in a first mortgage loan collateralized by a parcel of land located in Hemet, California. The borrower was Hemet Phase IV Partners, L.P. ("Hemet"). The Company also was conveyed a limited partnership interest in Hemet. During the third quarter of 1999, the Company received $77,120 in connection with its limited partnership interest in Hemet. The Company has treated such amount as a recovery of amounts previously charged to losses on loans, notes and interest receivable on its consolidated statement of operations for the nine months ended September 30, 1999.

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

     The Company, formerly known as Banyan Strategic Land Fund II, currently holds an ownership interest in a 274 acre land parcel located in Southern California known as the Rancho Malibu property. The Company also holds a 0.3% beneficial interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Company. In August 1998, the Company acquired Ariston Corporation ("Ariston"), a holding company having two investments: (i) a 99% limited partnership interest in AFG Eireann Limited Partnership, a Massachusetts limited partnership having a tax interest in a diversified pool of lease contracts owned by an institutional investor and
(ii) a 98% limited partnership interest in Old North Capital Limited Partnership, a Massachusetts limited partnership with investments in cash and notes, equipment leases, and limited partnerships that are engaged in either equipment leasing or real estate. The latter includes two commercial buildings, one located in Washington D.C. and one in Sydney, Australia that are leased to an investment-grade educational institution. In May 1999, the Company and certain affiliates formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). KAI owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada.


YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Company uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Company. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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


LIQUIDITY AND CAPITAL RESOURCES

     During recent years, the Company's operating activities have been limited to the disposal of certain real estate assets and efforts to secure the entitlements necessary to develop the Company's Rancho Malibu property. The Company's cash and cash equivalents balance declined from $7,788,124 at December 31, 1998 to $5,198,924 at September 30, 1999 principally as a result of (i) the Company's $750,000 investment in EFG/Kirkwood; (ii) interest expense incurred in connection with the acquisition of Ariston and (iii) costs related to the Malibu property incurred in an effort to successfully satisfy a number of complex requirements imposed by various state, local and federal entities which requirements must be met prior to commencement of development. In addition, during the nine months ended September 30, 1999, the Company used $316,009 of cash to repay certain debt obligations assumed in connection with the Ariston acquisition and $102,943 to pay cash distributions. The latter represents customary distributions paid to third-parties from a real estate investment in which Ariston has an ownership interest.

     In May 1999, the Company and certain affiliates formed EFG/Kirkwood for the purpose of acquiring preferred and common stock interests in KAI. In June 1999, the Company acquired a Class B equity interest in EFG/Kirkwood for $750,000 (see
Note 7). Affiliates of the Company acquired Class A Interests in EFG/Kirkwood that are entitled to certain preferred returns prior to distribution payments being paid to the Company, as Class B Interest holder.

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


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

     Total gross income for the nine months ended September 30, 1999 increased to $1,382,600 from $373,338 for the same period in 1998. The increase in total gross income from 1998 to 1999 resulted principally from the acquisition of Ariston and includes (i) rental income from property and equipment on operating leases and (ii) interest income from a note receivable from affiliates. Interest income on note receivable from affiliates is subordinate to the affiliate's repayment of certain institutional indebtedness. Ariston's operating results are consolidated in the Company's financial statements.

     Total gross expenses for the nine months ended September 30, 1999 increased to $3,015,335 from $1,584,649 for the same period in 1998. The increase of $1,430,686 was caused mostly by the acquisition of Ariston which includes (i) interest expense of $548,625 related to a purchase money note to EFG, (ii) depreciation and amortization expense related to equipment on operating leases and deferred financing costs, and (iii) interest expense incurred in connection with equipment on operating leases. Increases in other professional fees and general and administrative expenses further contributed to the overall increase in total gross expenses during the nine months ended September 30, 1999 compared to the same period in 1998. Expenses during 1999 and 1998 include a credit of $77,120 and $108,176, respectively, reflecting a recovery of amounts previously charged to losses on loans, notes and interest receivable. The decrease in property operating expenses for the nine months ended September 30, 1999 resulted from the settlement of the Rancho Malibu litigation in 1998.

     The above discussed changes resulted in an increase in the Company's net loss for the nine months ended September 30, 1999 to $1,632,735 ($1.41 per share) from $1,211,311 ($1.01 per share) for the same period in 1998. The net loss per share for the nine months ended September 30, 1999 is based on the weighted average number of shares outstanding during the period of 1,156,074 as compared to 1,202,287 for the same period in 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

     Total gross income for the three months ended September 30, 1999 increased to $461,647 from $151,929 for the same period in 1998. The increase in total gross income from 1998 to 1999 resulted principally from the acquisition of Ariston and includes (i) rental income from property and equipment on operating leases and (ii) interest income from a note receivable from affiliates. Interest income on note receivable from affiliates is subordinate to the affiliate's repayment of certain institutional indebtedness. Ariston's operating results are consolidated in the Company's financial statements.

     Total gross expenses for the three months ended September 30, 1999 increased to $1,035,238 from $697,423 for the same period in 1998. The increase of $337,815 was caused mostly by the acquisition of Ariston which includes (i) interest expense of $182,875 related to a purchase money note to EFG, (ii) depreciation and amortization expense related to equipment on operating leases and deferred financing costs, and (iii) interest expense incurred in connection with equipment on operating leases. Partially offsetting the increase was a credit in 1999 of $77,120 reflecting a recovery of amounts previously charged to losses on loans, notes and interest receivable. Property operating expenses during the three months ended September 30, 1999 decreased as a result of the settlement of the Rancho Malibu litigation in 1998.

     The above discussed changes resulted in an increase in the Company's net loss for the three months ended September 30, 1999 to $573,591 ($0.49 per share) from $545,494 ($0.46 per share) for the same period in 1998. The net loss per share for the three months ended September 30, 1999 is based on the weighted average number of shares outstanding during the period of 1,170,889 as compared to 1,176,346 for the same period in 1998.

PART II--OTHER INFORMATION


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

27 Financial Data Schedule (such schedule is not deemed filed as part of this report)

99.1 Press Release dated October 21, 1997 (filed with the Securities and Exchange Commission as Exhibit (99)(i) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated by reference)

(b) No report on Form 8-K was filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES

PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


SEMELE GROUP INC.


By:      /s/ Gary D. Engle                               Date:  November 4, 1999
         ----------------------------------------
         Gary D. Engle, Chairman, Chief Executive
         Officer and Director


By:      /s/ Gary M. Romano                              Date:  November 4, 1999
         ----------------------------------------
         Gary M. Romano, Vice President and
         Chief Financial Officer