Form 10KSB
period 1999-12-31
SEMELE GROUP INC
filed 2000-03-30
CIK 812914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________.

                         Commission File Number 0-16886

                                SEMELE GROUP INC.
                                -----------------
                 (Name of Small Business Issuer in its charter)

    Delaware                                                     36-3465422
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

200 Nyala Farms, Westport, Connecticut                              06880
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number                                       (203) 341-0555

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
       None                                             None

Securities registered under Section 12(g) of the Exchange Act:

                             Shares of Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X|   NO | |.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's revenues for the fiscal year ended December 31, 1999 were $1,886,087. Shares of common stock outstanding as of March 2, 2000: 1,196,804. The aggregate market value of the Issuer's shares of common stock held by non-affiliates on such date was $5,746,536.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1999 (Part I and II) Transitional Small Business Disclosure
                             Format: YES |_| NO |X|

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS                                              1
ITEM 2    DESCRIPTION OF PROPERTY                                              2
ITEM 3    LEGAL PROCEEDINGS                                                    2
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  2

                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             3
ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            3
ITEM 7    FINANCIAL STATEMENTS                                                 3
ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                             3

                                    PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS         4
ITEM 10   EXECUTIVE COMPENSATION                                               5
ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       9
ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      11
ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K    14

SIGNATURES                                                                    17

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OPERATION

     The Issuer, Semele Group Inc. (the "Company"), formerly known as Banyan Strategic Land Fund II, is a Delaware corporation organized pursuant to a Certificate of Incorporation filed on April 14, 1987 under the name VMS Strategic Land Fund II. The Company currently holds an ownership interest in a 274 acre land parcel located in Southern California known as the Rancho Malibu property. The Company also holds a 0.3% beneficial interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Company.

     In December 1999, the Company acquired an 85% equity interest in Equis II Corporation ("Equis II") that the Company financed by issuing purchase-money notes totaling $19,586,000 to the selling Equis II stockholders. In connection with this investment, the Company also acquired a Special Beneficiary interest in four Delaware Business Trusts known as AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (collectively, the "Trusts") for $9,652,500 that the Company financed by issuing a non-recourse purchase-money note. The stockholders of Equis II, from whom the Company acquired its 85% interest, are Gary D. Engle, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, James A. Coyne, President and Chief Operating Officer of the Company, and certain trusts established for the benefit of Mr. Engle's children. Equis II Corporation was organized in the State of Delaware in 1997 and its operations commenced on July 17, 1997. Equis II owns the following Class B interests: AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests) (collectively, the "Class B Interests"). AFG Investment Trust A owns 20,969 shares of the Company's common stock and has a note receivable from the Company equal to $462,353 that matures in April 2001. Through its ownership of the Class B Interests, Equis II holds approximately 62% of the voting interests in each of the Trusts. Notwithstanding the foregoing, Mr. Engle has voting control of the Class B Interests pursuant to the terms of a Voting Trust Agreement executed in connection with the Equis II transaction. Equis II also owns AFG ASIT Corporation, the Managing Trustee of the Trusts. As Managing Trustee of the Trusts, AFG ASIT Corporation has a 1% carried interest in the Trusts and significant influence over the operations of the Trusts.

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

ITEM 2. DESCRIPTION OF PROPERTY

     Incorporated herein by reference to Notes 4 and 5 to the Consolidated Financial Statements in the 1999 annual report.

ITEM 3. LEGAL PROCEEDINGS

     Incorporated herein by reference to Note 14 to the Consolidated Financial Statements in the 1999 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All share and per share data for prior periods presented have been restated to reflect stock splits.

     Beginning January 8, 1999, the Company's shares were included for quotation on the NASDAQ Smallcap system (symbol - VSLF). Prior to that date, the Company's shares were included for quotation on the NASDAQ National Market. The table below shows the quarterly high and low bid prices as reported by the NASDAQ Smallcap system and the NASDAQ National Market for the years ended December 31, 1999 and 1998:

                                                   Share Price
                 Quarter                ----------------------------------
                  Ended                       1999             1998
                 -------                      ----             ----
                 3/31         High           $4.000          $10.000
                              Low            $3.500           $5.000

                 6/30         High           $5.000           $9.375
                              Low            $3.438           $7.500

                 9/30         High           $5.438           $8.500
                              Low            $4.000           $4.625

                 12/31        High           $6.000           $4.750
                              Low            $5.313           $3.750

     The Company's management currently does not anticipate paying dividends in the foreseeable future.

     The Company's ability to pay future dividends to its stockholders will be dependent upon, among other things, the level of liquidity required to successfully implement a growth-oriented business plan and the Company's ability to manage its development and operating expenses. Future development of the Rancho Malibu property is likely to require additional capital investments that could be significant. In addition, the Company's investments in Equis II in December 1999 and Ariston Corporation in 1998 (see Item 1) were highly leveraged and, therefore, substantially all of the cash flow generated by these investments in the foreseeable future will be used to retire the corresponding debt obligations.

     At March 2, 2000, there were 1,449 record holders of the Company's shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Incorporated herein by reference to the section entitled "Management's Discussion and Analysis or Plan of Operation" in the 1999 annual report.

ITEM 7. FINANCIAL STATEMENTS

     Incorporated herein by reference to the Company's Consolidated Financial Statements included in the 1999 annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with, the Company's accountants on any matter of accounting principles, practices or financial statement disclosure.

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

     WALTER E. AUCH, SR., age 76, Prior to retiring, Mr. Auch was the Chairman and Chief Executive Officer of the Chicago Board Options Exchange. Prior to that time, Mr. Auch was Executive Vice President, director and a member of the executive committee of PaineWebber. Mr. Auch is a director of Pimco Advisors L.P., Smith Barney Concert Series Funds, Smith Barney Trak Fund, The Brinson Partners Funds, and Nicholas Applegate Funds. He is also a Trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch is also a trustee of Banyan Strategic Realty Trust and a director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund).

     ROBERT M. UNGERLEIDER, age 58, is of counsel to the law firm of Lane Felcher Kurlander & Fox. Mr. Ungerleider has founded, developed and sold a number of start-up ventures including Verifone Finance, an equipment leasing company, SmartPage, a paging service company and Financial Risk Underwriting Agency, Inc., an insurance firm specializing in financial guarantee transactions. Prior to that, Mr. Ungerleider practiced real estate and corporate law in New York City for ten years. Mr. Ungerleider is also a director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund).

     JOSEPH W. BARTLETT, age 66, is a partner in the law firm of Morrison & Foerster LLP, which he joined in March 1996. From July 1991 until March 1996 he was a partner in the law firm of Mayer, Brown & Platt. Mr. Bartlett is also a Director of Cyrk, Inc., which designs, manufactures and distributes products for promotional programs and custom-designed sports apparel and accessories.

     GARY D. ENGLE, age 51, is Chairman and Chief Executive Officer of the Company which position he assumed in November 1997. Mr. Engle is President and Chief Executive Officer of Equis Financial Group Limited Partnership ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December, 1994. He is also President of AFG Realty, Inc. From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company, with principal offices in Florida. From 1980 to 1987, Mr. Engle served in various capacities with Arvida Disney Company, a large scale community real estate development company owned by the Walt Disney Company with real estate development projects worldwide. Mr. Engle became a Director of the Company in May 1997. Mr. Engle has an M.B.A from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

     JAMES A. COYNE, age 39, is President and Chief Operating Officer of the Company which position he assumed in May 1997. Mr. Coyne is Executive Vice President, Capital Markets of EFG and is also Vice President of AFG Realty Inc., an affiliate of EFG. He is responsible for EFG's real estate activities in both the United States and Australia. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. In September 1997, Mr. Coyne was appointed Executive Vice President of EFG. From May 1993 through November 1994, he was employed by the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985, he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a B.S. in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant. Mr. Coyne became a Director of the Company in October 1997.

     GARY M. ROMANO, 40, is Chief Financial Officer of the Company which position he assumed in November 1997. Mr. Romano is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates. Mr. Romano joined EFG in November 1989, became Vice President and Controller in April 1993 and Chief Financial Officer in April 1995. Mr. Romano assumed his current position at EFG in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately held real estate development and mortgage origination company that he joined in 1987. Previously, Mr. Romano was an Audit Manager at Ernst & Whinney (now Ernst & Young LLP), where he was employed from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a B.S. degree from Boston College.

     MICHAEL J. BUTTERFIELD, 40, is Treasurer of the Company which position he assumed in November 1997. Mr. Butterfield joined EFG in June 1992, became Vice President, Finance and Treasurer of EFG and certain of it's affiliates in April 1996 and in July 1998, was promoted to Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

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

B.  EXECUTIVE COMPENSATION

     Compensation paid to Mr. Engle and Mr. Coyne for the years ended December 31, 1999, 1998 and 1997 and Mr. Levine, the former President and Chief Executive Officer of the Company, for the year ended December 31, 1997 is as follows:

                             Annual Compensation (1)
                             -----------------------

                                                                                       Other Annual
                                     Year            Salary          Bonus (3)         Compensation
                                     ----          -----------     ------------        ------------
Gary D. Engle, (2)                   1999          $   120,000              n/a            n/a
Chairman and Chief                   1998          $   120,000              n/a            n/a
Executive Officer                    1997          $    48,383              n/a            n/a

James A. Coyne,                      1999          $   120,000              n/a            n/a
President and Chief                  1998          $   120,000              n/a            n/a
Operating Officer                    1997          $    48,383              n/a            n/a

Leonard G. Levine,                   1997          $   111,926     $      7,164            n/a
Former President and Chief
Executive Officer

                           Long-Term Compensation (1)
                           --------------------------

                                                         Awards                   Payouts
                                              ---------------------------        --------------------------------
                                              Restricted
                                                Stock            Options/          LTIP               All Other
                                 Year           Awards          SARSs (#)         Payouts            Compensation
                                 ----         ----------        ---------        --------            ------------
Gary D. Engle, (2)               1999            n/a               n/a              n/a                       n/a
Chairman and Chief               1998            n/a               n/a              n/a                       n/a
Executive Officer                1997            n/a               n/a              n/a                       n/a

James A. Coyne,                  1999            n/a               n/a              n/a                       n/a
President and Chief              1998            n/a               n/a              n/a                       n/a
Operating Officer                1997            n/a               n/a              n/a                       n/a

Leonard G. Levine,               1997            n/a               n/a              n/a                  $400,000
Former President and Chief
Executive Officer

(1) Total compensation for each of the next three highest paid executive officers did not exceed $100,000 in 1999, 1998 or 1997.

(2) Mr. Engle became Chairman and Chief Executive Officer on November 10, 1997, following Mr. Levine's resignation.

(3) Pursuant to Mr. Levine's employment agreement, the incentive amount which he earned in 1996 was paid or awarded to him by the Company in 1997.

      Mr. Engle serves as Chief Executive Officer of the Company pursuant to an Executive Employment Agreement dated November 10, 1997, and Mr. Coyne serves as Chief Operating Officer of the Company pursuant to an Executive Employment Agreement dated May 1, 1997. The provisions of the two Agreements (the "Agreements") are identical.

      Pursuant to the Agreements, the Company paid each executive a base salary of $120,000 per year for services rendered to the Company during 1999 and 1998, and $48,383 during 1997. The Agreements provide that the Company will pay each executive a base salary at the rate of not less than $120,000 per year beginning in 1998, subject to adjustment by the Board of Directors based upon performance by the executive of his duties and the financial performance of the Company. Under the Agreements, each executive is also entitled to receive such incentive or performance cash bonuses as the Board may determine from time to time.

      The Agreements provide that the executives' salaries will be deferred under an Incentive Compensation Plan, unless the executive in any prospective period elects to have such salary paid to him directly. Pursuant to the Agreements and the Incentive Plan, the Participants elected to accept common stock in lieu of cash compensation and therefore deferred $240,000 of cash compensation during each of the years ended December 31, 1999 and 1998, representing 54,928 and 41,400 shares of common stock, respectively, and $96,766 of compensation during 1997, representing 15,483 shares of common stock. All such shares of common stock are held in a rabbi trust for the benefit of Messrs. Engle and Coyne. During 1997, the number of shares of Common Stock was determined by dividing the dollar amount of the salary deferred by $6.25, the closing price of a share of the Company's Common Stock on December 30, 1997, the effective date of the Incentive Plan. During subsequent years, the number of shares of Common Stock was determined by dividing the dollar amount of the salary deferred each month by the average of the closing prices of a share of the Company's Common Stock for the last ten trading days of the month.

      The Agreements provided for the grant of 40,000 options to each executive, subject to approval by the stockholders. Incentive stock options to purchase 40,000 shares of Common Stock of the Company at an exercise price of $9.25 per share were granted to each executive on December 30, 1997. These grants were approved by stockholders at the 1997 Annual Meeting, but subsequently canceled in connection with the Equis II transaction.

     Additional benefits to which the executives are entitled under the Agreements include such amount of paid vacation per calendar year and such health, life and disability insurance protection as the executive reasonably requests.

     Each Agreement expires on December 31, 2000, but thereafter is renewed for additional one-year terms unless either party gives written notice to the other not less than 30 days prior to the end of the original term or any renewal term that the party does not wish to renew the Agreement. The Company may terminate the Agreements for cause, and the executive may terminate his Agreement at any time upon 60 days' prior written notice. In addition, the executive may terminate his Agreement effective immediately within 60 days of a Change-in-Control, and in that event the Company must continue the executive's salary and fringe benefits under his Agreement and his incentive compensation under the Incentive Plan for a period of 18 months. If the Company terminates an executive or the Company elects not to renew an executive's Agreement within 24 months following a Change-in-Control, the Company must pay to the executive in a lump sum an amount equal to the greater of (i) three times the base salary paid to the executive in the 36 months preceding the Change-in-Control or (ii) the base salary due to be paid the executive through the end of the term (or renewal term) of his Agreement. If the Company terminates the employment of an executive without cause, all payments under his Agreement continue through the end of the then term. If the Company elects not to renew an executive's Agreement at the end of the original term or any renewal term, the executive will receive a termination settlement equal to 12 months' salary and will continue to receive insurance benefits for 12 months, unless such non-renewal occurs within 24 months following a Change-in-Control, in which event the executive will receive the benefits he would have received if he had terminated the Agreement following a Change-in-Control. Upon termination of an Agreement voluntarily by an executive, upon the election of the executive not to renew his Agreement or by the Company for cause, all payments and benefits under the Agreement cease on the date of termination.

     Until November 10, 1997, Mr. Levine served as Chief Executive Officer of the Company pursuant to an employment agreement entered into on January 1, 1990, which was amended and restated effective May 1, 1997 (together, the "Levine Agreement"). Under the Levine Agreement, Mr. Levine was paid a salary for the calendar year 1997 equal to $111,926 per year.

     Under the Levine Agreement, Mr. Levine received incentive compensation calculated as follows: (i) 1.00% of the Company's collateralized claims which were converted into cash; (ii) 3.00% of the Company's unsecured claims which were converted into cash; (iii) 0.1% of all cash distributions of capital; and
(iv) 0.14% of all distributions of income to stockholders of the Company. Pursuant to the Levine Agreement, incentive compensation was paid 80% in cash on or before March 15th of the following year and 20% in phantom stock rights (the "Phantom Stock"). On April 1, 1997, Mr. Levine was paid $7,164 in cash, representing 80% of his incentive compensation earned for the fiscal year ended December 31, 1996 and received 191 shares of Phantom Stock, representing 20% of the incentive compensation earned for that year. The value of the Phantom Stock on the date of grant was $9.375 per share or $1,790 for shares issued in 1997.

     Under the Levine Agreement, Mr. Levine received a termination fee of $400,000 in connection with the termination of his employment and all of his Phantom Shares were forfeited by him.

C. EXECUTIVE AND DIRECTORS STOCK OPTION PLAN

     On June 30, 1994, the stockholders approved and adopted the 1994 Executive and Directors Stock Option Plan (the "Plan"). As originally adopted, the Plan authorized the grant of non-statutory stock options only. On December 30, 1997, the Board of Directors of the Company adopted an amendment to the Plan to permit the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The stockholders approved the Amendment to the Plan at the 1997 Annual Meeting of Stockholders. The Plan granted the Board of Directors the authority to issue up to 100,000 shares of the Company's common stock for stock option awards. The Plan consists of an Executive Option Grant Program and a Director Option Grant Program. Under the Director Option Grant Program, each of the Directors, in consideration of their length of service on the Board, received an option to acquire 5,000 shares. The exercise price of the options initially granted to the Board of Directors on July 15, 1994 under the Director Option Grant Program was $11.25. The exercise price was reduced to $9.25 by a vote of the Board of Directors on December 30, 1997. No executive is eligible to receive options under the Director Option Grant Program.

     The Board administers the Executive Option Grant Program and has the authority to determine, among other things, the individuals to be granted Executive Options, the exercise price at which shares may be acquired, the number of shares subject to option and the exercise period of each option. The Board is also authorized to construe and interpret the Executive Option Grant Program and to prescribe additional terms and conditions of exercise in option agreements and provide the form of option agreement to be utilized with the Executive Option Grant Program. No Director is eligible to receive options under the Executive Option Grant Program.

     Options are not transferable except by will or by the laws of descent and distribution and are exercisable during an optionee's lifetime only by the optionee or the appointed guardian or legal representative of the optionee. Upon the: (a) death or permanent and total disability of an optionee; or (b) retirement in accord with the Company's retirement practices, any unexercised options will be exercisable at any time within one year in the case of (a) and ninety days in the case of (b) (but in no case beyond the expiration date specified in the Option Agreement). If, while unexercised options remain outstanding under the Plan, the Company ceases to be a publicly-traded company, or if the Company merges with another entity or a similar event occurs, all options outstanding under the Plan shall immediately become exercisable at that time.

     The Plan requires the optionee to pay, at the time of exercise, for all shares acquired on exercise in cash, shares, or in the case of the Executive Option Program, other forms of consideration acceptable to the Board.

     If the Company declares a stock dividend, splits its stock, combines or exchanges its shares, or engages in any other transactions which result in a change in capital structure such as a merger, consolidation, dissolution, liquidation or similar transaction, the Board may adjust or substitute, as the case may be, the number of shares available for options under the Plan, the number of shares covered by outstanding options, the exercise price per share of outstanding options, any target price levels for vesting of the options and any other characteristics of the options as the Board deems necessary to equitably reflect the effects of those changes on the option holders.

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

     During 1998, unexercised stock options issued to a former Director, Mr. Nudo, under the Director Option Grant Program were canceled and surrendered in connection with his resignation. Mr. Nudo was paid $20,000 by the Company as consideration for his options.

     On December 30, 1997, the Board voted to grant nonstatutory stock options for 5,000 shares at an exercise price of $9.25 per share to Joseph W. Bartlett under the Director Option Grant Program and incentive stock options for 40,000 shares at an exercise price of $9.25 per share to each of Gary D. Engle and James A. Coyne under the Executive Option Grant Program. These grants were approved by the stockholders at the 1997 Annual Meeting held on June 30, 1998. The closing price for a share of the Company's Common Stock as reported by NASDAQ was $6.25 and $8.125 at December 30, 1997 and June 30, 1998, respectively. On December 22, 1999, the incentive options granted to Gary D. Engle and James A. Coyne were canceled in connection with the Equis II transaction.

     Stock Options granted or exercised under the Option Plan by executive officers named in the executive compensation table for the year ended December 31, 1999, are as follows:

                     STOCK OPTION GRANTS IN 1999 FISCAL YEAR

                      Number of Securities   % of Total Options Granted
                           Underlying               to Employees           Exercise or           Expiration
Name                    Options Granted            in Fiscal Year          Base Price               Date
-----------------       ---------------            --------------          ----------              -------
Gary D. Engle                 none                       n/a                   n/a                   n/a
James A. Coyne                none                       n/a                   n/a                   n/a

                  AGGREGATED STOCK OPTION EXERCISES DURING 1999
                         AND DECEMBER 1999 OPTION VALUES

                                                                      Number of Securities
                                                                     Underlying Unexercised    Value of Unexercised
                                                                            Options            In-the-Money Options
                                                                         at December 31            at December 31
                         Shares Acquired             Value                Exercisable/             Exercisable/
Name                        on Exercise             Realized              Unexercisable            Unexercisable
----------------         ---------------            ---------        ----------------------    --------------------
Gary D. Engle                 None                     $0                  None/None                 n/a / n/a
James A. Coyne                None                     $0                  None/None                 n/a / n/a

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial owners of Common Stock as of March 2, 2000 by: (i) each person or entity who is known by the Company to own more than five percent of the Common Stock (together with such person's address); (ii) each director and each executive officer of the Company named in the executive compensation table; and (iii) all current directors and officers as a group. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares of Common Stock that are not outstanding but may be acquired by that person or entity upon exercise of all options and warrants exercisable by that person or entity within 60 days. However, such shares of Common Stock are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person or entity. Messrs. Romano and Butterfield do not own any shares of Common Stock of the Company.

Name of Person or Entity                                  Number of Shares          Percent of Total Shares
------------------------                                  ----------------          -----------------------
AFG Hato Arrow Limited Partnership                             198,700 (1)                   16.6%
AFG Dove Arrow Limited Partnership
AIP/Larkfield Limited Partnership
c/o Equis Corporation
88 Broad Street
Boston, Massachusetts 02110

Gary D. Engle, Chairman, Chief Executive                       259,214 (2)                   21.7%
Officer and Director

James A. Coyne, President, Chief Operating                      62,413 (3)                    5.2%
Officer and Director

Name of Person or Entity                                   Number of Shares          Percent of Total Shares
------------------------                                   ----------------          -----------------------
Joseph W. Bartlett, Director                                      5,000 (4)                Less than 1%

Robert M. Ungerleider, Director                                   5,600 (4)                Less than 1%

Walter E. Auch, Sr., Director                                     6,600 (4)                Less than 1%

All Directors and Officers of the Company,                      338,827                       28.3%
as a group (7 persons)

(1) Certain affiliates of EFG have filed reports with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), indicating ownership of five percent or more of the outstanding Common Stock. At March 2, 2000:
     (i) AFG Hato Arrow Limited Partnership owned 63,544 shares, amounting to 5.3% of the outstanding Common Stock; (ii) AFG Dove Arrow Limited Partnership owned 61,673 shares, amounting to 5.2% of the outstanding Common Stock and (iii) AIP/Larkfield Limited Partnership owned 73,483 shares, amounting to 6.1% of the outstanding Common Stock. Gary D. Engle, Chairman, Chief Executive Officer and a director of the Company, has effective control over the operation of each of these limited partnerships.

(2) Includes 1,100 shares owned directly and 59,414 shares owned by the trustee of a rabbi trust for the benefit of Mr. Engle over which Mr. Engle has voting control. The shares held by such trustee represent salary deferred by Mr. Engle through March 2, 2000 pursuant to the Company's Incentive Compensation Plan. Because Mr. Engle has effective control over AFG Hato Arrow Limited Partnership, AFG Dove Arrow Limited Partnership and AIP/Larkfield Limited Partnership, he is also deemed to beneficially own 198,700 shares owned by those partnerships.

(3) Includes 3,000 shares owned directly and 59,413 shares owned by the trustee of a rabbi trust for the benefit of Mr. Coyne over which Mr. Coyne has voting control. The shares held by such trustee represent salary deferred by Mr. Coyne through March 2, 2000 pursuant to the Company's Incentive Compensation Plan.

(4) Includes 5,000 shares underlying currently exercisable options granted under the Company's 1994 Executive and Director Stock Option Plan .

     The Company is not aware of any other person who, alone or as part of a group, beneficially owns more than five percent of the outstanding shares of Common Stock at March 2, 2000. The Company is not aware of any arrangement, the operation of which may at a subsequent date result in a change of control of the Company.

    Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 and 5), of Common Stock and other equity securities of the Company with the SEC and the National Association of Securities Dealers, Inc. (the "NASD"). The SEC requires officers, directors and greater than ten percent stockholders to furnish the Company with copies of all such forms filed with the SEC and NASD.

     To the Company's knowledge, based solely on its review of the copies of these forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during 1999.

     See Item 10, Executive Compensation, for information on Stock Options of the Company held by officers and directors pursuant to the 1994 Executive and Directors Stock Option Plan and for information on shares held in a rabbi trust for the benefit of certain officers pursuant to the Company's Incentive Compensation Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     ACQUISITION OF EQUIS II CORPORATION AND SPECIAL BENEFICIARY INTERESTS

     On December 22, 1999, the Company acquired an 85% equity interest in Equis II Corporation ("Equis II") that the Company financed by issuing purchase-money notes totaling $19,586,000 to the selling Equis II stockholders. In connection with this investment, the Company also acquired a Special Beneficiary interest in four Delaware Business Trusts known as AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (collectively, the "Trusts") for $9,652,500 that the Company financed by issuing a non-recourse purchase-money note. The Trusts are engaged principally in the business of equipment leasing. In recent years, they each have made additional investments in certain real estate projects, including a Class A interest in EFG/Kirkwood Capital LLC. The Company owns a Class B interest in EFG/Kirkwood Capital LLC that it acquired in 1999. (See "Investment in EFG/Kirkwood Capital LLC" below.) In addition, a subsidiary of the Company serves as general partner to a real estate development project in which Trusts C and D are partial investors.

Equis II Corporation

     The stockholders of Equis II from whom the Company acquired 85% of Equis II are Gary D. Engle, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, James A. Coyne, President and Chief Operating Officer of the Company, and certain trusts established for the benefit of Mr. Engle's children. Equis II was organized in the State of Delaware in 1997 and commenced operations on July 17, 1997. Equis II owns the following Class B interests: AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests) (collectively, the "Class B Interests"). AFG Investment Trust A owns 20,969 shares of the Company's common stock and has a note receivable from the Company equal to $462,353 that matures in April 2001. Through its ownership of the Class B Interests, Equis II holds approximately 62% of the voting interests in each of the Trusts, although it is not entitled to vote on certain matters, principally those involving transactions with related parties. Equis II also owns AFG ASIT Corporation, the Managing Trustee of the Trusts. As Managing Trustee of the Trusts, AFG ASIT Corporation has a 1% carried interest in the Trusts and significant influence over the operations of the Trusts. Notwithstanding the foregoing, Mr. Engle has voting control of the Class B Interests pursuant to the terms of a Voting Trust Agreement executed in connection with the Equis II transaction.

     In connection with the purchase, the Company entered into a put and call agreement with Messrs. Engle and Coyne and the Engle family trusts, which gives the Company a call right to purchase from these Equis II stockholders, and gives these Equis II stockholders a put right to sell to the Company, subject to shareholder approval, the 15% of Equis II that Messrs. Engle and Coyne and the Engle family trusts continue to own. A special committee of the Board of Directors of the Company, consisting of Messrs. Auch, Bartlett and Ungerleider, the Company's independent directors, unanimously approved the purchase by the Company of 85% of Equis II and the entering into of the put and call agreement to purchase the remaining 15% balance.

Special Beneficiary Interests

     The Special Beneficiary interests were purchased from an affiliate, Equis Financial Group ("EFG"), for $9,652,500 and represent an 8.25% non-voting, carried interest in each of the Trusts. The Special Beneficiary interests were purchased with a non-recourse note having a 10 year term that bears interest at 7% per year. Interest and principal payments are required to be paid only out of and to the extent of cash distributions paid to the Company on account of the Special Beneficiary interests.

Equis II Corporation - Transaction Terms and Source of Funds

     The Company purchased 85% of the common stock of Equis II by delivering promissory notes to the selling Equis II stockholders having a total principal value of $19,586,000. In connection with the acquisition, Messrs. Engle and Coyne delivered back to the Company, and the Company canceled, the options that each of them held to purchase 40,000 shares of Common Stock of the Company at an exercise price of $9.25 per share that were granted to them on December 30, 1997. A portion of the notes, having an aggregate principal amount of

$14,600,000, mature on October 31, 2005, and bear interest at the annual rate of 7%, of which 3% is due and payable on a current quarterly basis and 4% accrues to the maturity date. Principal payments of $3,600,000, $4,000,000, $4,000,000 and $3,000,000 are due and payable on May 31, 2000, October 31, 2002, May 31, 2003, and the maturity date, respectively. The $14,600,000 of notes are prepayable without penalty.

     The balance of the promissory notes issued to the Equis II stockholders in connection with the purchase of 85% of Equis II, which have a total principal value of $4,986,000, have terms identical to the terms of promissory notes payable by Messrs. Engle and Coyne to Equis II ($1,901,000) and to Old North Capital Limited Partnership ($3,085,000). (The Company, through its subsidiary Ariston Corporation, has a 98% limited partnership interest in Old North Capital Limited Partnership.) Therefore, the Company is effectively the payee of notes and accrued interest from Messrs. Engle and Coyne of $4,986,000, and it is the payor of notes to Messrs. Engle and Coyne and the Engle family trusts in the same amount. Of the $4,986,000 of promissory notes issued by the Company to the selling Equis II stockholders, promissory notes having a total principal value of $1,901,000 have terms identical to promissory notes payable to Equis II from Messrs. Engle ($1,260,997) and Coyne ($640,003). These notes bear interest at the annual rate of 7.5% payable quarterly, and all outstanding principal and interest is due on August 8, 2007. The $3,085,000 balance of the promissory notes issued by the Company to the selling Equis II stockholders have terms identical to a promissory note payable to Old North Capital Limited Partnership by Messrs. Engle ($2,046,383) and Coyne ($1,038,617), which bears interest at the annual rate of 11.5% and is payable on demand. The Company intends to make the payments on the $4,986,000 of promissory notes from the proceeds of payments made by Messrs. Engle and Coyne on their indebtedness to Equis II and Old North Capital Limited Partnership. If either individual fails to make timely payments, the Company will be relieved of its obligations on the $4,986,000 of notes until the default is cured.

     The $19,586,000 of promissory notes are general obligations of the Company secured by a pledge to the selling Equis II stockholders of the shares of Equis II owned by the Company. At December 31, 1999, this pledge was junior to a prior pledge of such shares to a third-party financial institution to secure indebtedness of $18,962,000 owed by Equis II to that institution. The pledge became a first priority pledge upon the repayment of the institutional indebtedness of Equis II in January 2000 (See Note 15 - Subsequent Events). In the case of the $14,600,000 of promissory notes, those notes issued to Mr. Engle and to the Engle family trusts become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a director of the Company, except if he resigns voluntarily or is terminated for cause, and those notes issued to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a director of the Company, except if he resigns voluntarily or is terminated for cause, as cause is defined in the executives' employment agreements with the Company.

     The Company may in the future purchase the remaining 15% of the outstanding shares of common stock of Equis II that it does not currently own by issuing 510,000 shares of common stock of the Company to the selling Equis II stockholders in payment for the 15% balance, but only if stockholder approval for payment in shares is obtained. If stockholder approval is not obtained before December 31, 2000, the put and call agreement with respect to the purchase of the 15% balance will terminate. (See Note 15 - Subsequent Events.)

INVESTMENT IN EFG/KIRKWOOD CAPITAL LLC

On May 1, 1999, the Company and the Trusts formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). EFG/Kirkwood's investment consists of a common stock interest in KAI of approximately 16% as well as preferred stock and convertible debt. The Company purchased a Class B interest in EFG/Kirkwood and the Trusts purchased Class A interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distributions being paid to the Company, as Class B interest holder. KAI owns a ski resort, a local public utility, and land that is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. Subsequent to making its investment in KAI, EFG/Kirkwood made a 50% investment in Mountain Springs Resorts LLC, an entity formed for the purpose of acquiring an ownership interest in a Colorado ski resort that remains pending. The Company's investment in EFG/Kirkwood had a cost of $750,000.

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

The Company purchased all of the common stock of Ariston from EFG for fair value of $12,450,000. The Company's consideration consisted of cash of $2 million and a purchase-money note of $10,450,000. The Ariston acquisition was accounted for under the purchase method of accounting and the balance sheet and statement of operations of Ariston were consolidated effective September 1, 1998. The purchase-money note bears interest at the annualized rate of 7%, payable quarterly in arrears, and requires principal reductions based upon the cash flows generated by the limited partnership interests owned by Ariston. The note matures on August 31, 2003 and is recourse only to the common stock of Ariston. The cost of the Ariston acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company. Until the purchase-money note is retired, future cash distributions by Ariston require the consent of EFG.

     INDEBTEDNESS

     The Company obtained a loan of $4,419,500 from certain affiliates in 1997. The loan bears interest at an annualized rate of 10% and provides for mandatory principal reductions, if and to the extent the Company realizes any net cash proceeds from the sale or refinancing of its Rancho Malibu property. The loan, which was to mature on April 30, 2000, was extended to April 30, 2001. During each of the years ended December 31, 1999 and 1998, the Company incurred interest expense of $441,950 in connection with this indebtedness. At December 31, 1999, the carrying value of the note approximates its estimated fair value.

     ADMINISTRATIVE SERVICES

     The Company's administrative functions are performed by an affiliate, EFG, pursuant to an Administrative Services Agreement between the Company and EFG dated May 7, 1997. EFG is reimbursed at actual cost for expenses it incurs on the Company's behalf. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses. The Company incurred total administrative costs of $153,823 and $152,201 during the years ended December 31, 1999 and 1998, respectively.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

  The following consolidated financial statements of Semele Group Inc. included in its Annual Report for the year ended December 31, 1999 are incorporated by reference in Item 7 hereof:

      Consolidated Balance sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations For the Years Ended December 31, 1999 and 1998
      Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1999 and 1998
      Consolidated Statements of Cash Flows For the Years Ended December 31, 1999 and 1998
      Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

None required.

(3) Exhibits

A list of exhibits filed or incorporated by reference is as follows:

3.1 Restated Certificate of Incorporation (filed with the Securities and Exchange Commission as Exhibit (3)(i) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated herein by reference).

3.2 Amended and Restated By-Laws (filed with the Securities and Exchange Commission as Exhibit (3)(ii) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated herein by reference).

4 Form of new stock certificate (filed with the Securities and Exchange Commission as Exhibit (4) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference).

10.1 Executive Employment Agreement for Gary D. Engle (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.1 and is incorporated herein by reference).

10.2 Executive Employment Agreement for James A. Coyne (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.2 and is incorporated herein by reference).

10.3 Amended 1994 Executive and Director Stock Option Plan (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.3 and is incorporated herein by reference).

10.4 Incentive Compensation Plan (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as
              Exhibit 10.4 and is incorporated herein by reference).

10.5 Trust under Semele Group Inc. Incentive Compensation Plan (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.5 and is incorporated herein by reference).

10.6 Qualified Stock Option Agreement Executive Option Grant Program dated December 30, 1997 between Semele Group Inc. and Gary D. Engle (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.6 and is incorporated herein by reference).

10.7 Qualified Stock Option Agreement Executive Option Grant Program dated December 30, 1997 between Semele Group Inc. and James A. Coyne (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.7 and is incorporated herein by reference).

10.8 Director Stock Option Agreement Director Option Grant Program (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.8 and is incorporated herein by reference).

10.9 Amendment to Director Stock Option Agreement Director Option Grant Program dated December 30, 1997 between Semele Group Inc. and Gerald L. Nudo (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.9 and is incorporated herein by reference).

10.10 Amendment to Director Stock Option Agreement Director Option Grant Program dated December 30, 1997 between Semele Group Inc. and Robert M. Ungerleider (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.10 and is incorporated herein by reference).

10.11 Amendment to Director Stock Option Agreement Director Option Grant Program dated December 30, 1997 between Semele Group Inc. and Walter E. Auch (filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.11 and is incorporated herein by reference).

10.12         Third Amended and Restated Employment Agreement for Leonard G.
              Levine dated May 1, 1997 (filed with the Securities and Exchange Commission as Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated herein by reference).

10.13 Amendment No. 1 to Exchange Agreement dated August 7, 1997 (filed with the Securities and Exchange Commission as Exhibit (10)(ii) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated herein by reference).

10.14 Exchange Agreement dated April 30, 1997 by and among AFG Hato Arrow Limited Partnership, AFG Dove Arrow Limited Partnership, AIP/Larkfield Limited Partnership, Equis Exchange LLC, Equis Financial Group Limited Partnership and the Registrant and related exhibits (filed with the Securities and Exchange Commission as Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 and incorporated herein by reference).

10.15         Directors Stock Option Agreement dated July 15, 1994.

10.16 Executive Stock Option Agreements dated July 1, 1994, July 11, 1995 and April 16, 1996.

10.17         Stock Purchase Agreement dated December 16, 1999 between Gary D.
              Engle, James A. Coyne and four trusts for the benefit of Mr. Engle's children and the Registrant (filed as Exhibit No. 2 to the Registrant's Report on Form 8-K dated January 6, 2000 is incorporated herein by reference).

10.18 Agreement for Purchase and Sale of Special Beneficiary Interests dated November 18, 1999 between Equis Financial Group Limited Partnership and the Registrant is filed herewith.

10.19 Registration Rights Agreement dated December 22, 1999 between Gary D. Engle, James A. Coyne, four trusts for the benefit of Mr. Engle's children and the Registrant is filed herewith.

10.20         Security Agreement and Collateral Agency Agreement dated
              December 22, 1999 between Gary D. Engle, James A. Coyne, four trusts for the benefit of Mr. Engle's children and the Registrant is filed herewith.

10.21 Security Agreement (regarding the purchase and sale of Special Beneficiary Interests) dated January 20, 2000 between Equis Financial Group Limited Partnership and the Registrant is filed herewith.

10.22         Put and Call Agreement dated December 22, 1999 between Gary D.
              Engle, James A. Coyne, four trusts for the benefit of Mr. Engle's children and the Registrant is filed herewith.

13 The Company's Annual Report to Stockholders for the year ended December 31, 1999.

21            Subsidiaries of the Company

23            Consent of Independent Auditors

27 Financial Data Schedule (such schedule is not deemed filed as part of this report).

99.1 Press Release dated October 21, 1997 (filed with the Securities and Exchange Commission as Exhibit (99)(i) to the Registrant's Report on Form 8-K dated October 21, 1997 and incorporated herein by reference).

(b)           No Reports on Form 8-K were filed during the quarter ended
              December 31, 1999.

(c)           See Item 13(a)(3) above.

(d)           None.

     An annual report will be sent to the stockholders subsequent to this filing and the Company will furnish copies of such report to the Commission at that time.

                                   SIGNATURES

     IN ACCORDANCE WITH Section 13 or 15(d) of the Exchange Act, the Issuer has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMELE GROUP INC.


By:  /s/Gary D. Engle                                      Date:  March 30, 2000
     Gary D. Engle, Chairman, Chief Executive
     Officer and Director

     IN ACCORDANCE WITH the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:  /s/Gary D. Engle                                      Date:  March 30, 2000
     Gary D. Engle, Chairman, Chief Executive
     Officer and Director


By:  /s/James A. Coyne                                     Date:  March 30, 2000
     James A. Coyne, President, Chief
     Operating Officer and Director


By:  /s/Gary M. Romano                                     Date:  March 30, 2000
     Gary M. Romano, Vice President and
     Chief Financial Officer


By:  /s/Walter E. Auch                                     Date:  March 30, 2000
     Walter E. Auch, Sr., Director


By:  /s/Robert M. Ungerleider                              Date:  March 30, 2000
     Robert M. Ungerleider, Director


By:  /s/Joseph W. Bartlett                                 Date:  March 30, 2000
     Joseph W. Bartlett, Director