Form 10QSB
period 2000-03-31
SEMELE GROUP INC
filed 2000-05-19
CIK 812914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

Issuer's telephone number, including area code : (203) 341-0555

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/. NO / /.

Shares of common stock outstanding as of May 15, 2000:  1,714,680

Transitional Small Business Disclosure Format: YES / /.  NO /X/.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     2000                 1999
                                                                               ---------------      ---------------
ASSETS
Cash and Cash Equivalents..........................................            $      4,058,027     $      4,896,554
Rents Receivable...................................................                      95,004               95,059
Accounts Receivable - Affiliate....................................                      84,417               10,160
Interest Receivable - Affiliates...................................                      21,515              438,837
Notes Receivable - Affiliates......................................                   1,036,205            2,725,695
Real Estate held for Development...................................                  10,066,193           10,045,493
Other Investments..................................................                     750,000              750,000
Special Beneficiary Interests......................................                   6,506,916            9,608,916
Investment in Equis II Corporation.................................                  19,525,588           19,586,000
Investment in Partnerships and Trusts..............................                   3,391,687            3,534,393
Land ..............................................................                   1,929,000            1,929,000
Building, net of accumulated depreciation of $1,264,290 and
 $1,175,632 at March 31, 2000 and December 31, 1999, respectively                    10,668,707           10,757,365
Other Assets.......................................................                     452,905              379,255
                                                                               ----------------     ----------------
Total Assets.......................................................            $     58,586,164     $     64,756,727
                                                                               ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes Payable - Affiliates.........................................            $     37,009,745     $     44,108,000
Notes Payable......................................................                   6,455,658            6,628,141
Accrued Interest - Affiliates......................................                     425,804              118,690
Accrued Interest...................................................                      38,687               60,680
Accrued Expenses - Affiliates......................................                   2,153,420               71,118
Accounts Payable and Accrued Expenses..............................                   1,105,558            1,100,467
Deferred Rental Income.............................................                      28,233                   --
Distributions Payable..............................................                      52,063               52,063
Minority Interest..................................................                   3,761,829            3,780,960
                                                                               ----------------     ----------------
Total Liabilities..................................................                  51,030,997           55,920,119
                                                                               ----------------     ----------------

Stockholders' Equity
Shares of Common Stock, $0.01 Par Value,
  5,000,000 Authorized, 2,080,185 Shares Issued...................                  170,663,365          170,663,365
Accumulated Deficit................................................                (146,899,223)        (145,617,782)
Deferred Compensation, 122,390 and 111,811 Shares at
  March 31, 2000 and December 31, 1999, respectively...............                  (2,080,623)          (1,900,780)
Treasury Stock at Cost, 879,818 and 890,397 Shares at
  March 31, 2000 and December 31, 1999, respectively...............                 (14,128,352)         (14,308,195)
                                                                               ----------------     ----------------
Total  Stockholders' Equity........................................                   7,555,167            8,836,608
                                                                               ----------------     ----------------
Total Liabilities and Stockholders' Equity........................             $     58,586,164     $     64,756,727
                                                                               ================     ================

Book Value Per Share of Common Stock
  (1,200,367 and 1,189,788 Shares Outstanding at
  March 31, 2000 and December 31, 1999, respectively)..............            $           6.29     $           7.43
                                                                               ================     ================

        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                      2000                 1999
                                                                                ----------------     -----------------
INCOME
Income From Lending and Investing Activities:
  Income from Investment in Equis II Corporation.......................                  662,380                   --
  Income on Investments ...............................................                   62,988               77,377
                                                                                ----------------     ----------------
Total Income From Lending and Investing Activities.....................                  725,368               77,377
                                                                                ----------------     ----------------
Other Income:
  Rental Income........................................................                  302,671              291,473
  Interest on Note Receivable - Affiliates.............................                   46,153               77,290
  Gain on Sale of Equipment ...........................................                    3,780                5,325
  Other Income ........................................................                       --               12,196
                                                                                ----------------     ----------------
Total Other Income.....................................................                  352,604              386,284
                                                                                ----------------     ----------------
Total Income ..........................................................                1,077,972              463,661
                                                                                ----------------     ----------------
EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Real Estate Held for Development.........                  121,620               38,942
                                                                                ----------------     ----------------
Total Expenses From Property Operating Activities......................                  121,620               38,942
                                                                                ----------------     ----------------
Other Expenses:
  Stockholder Expenses ................................................                   21,021               14,486
  Directors' Fees, Expenses, and Insurance ............................                   41,347               46,149
  Other Professional Fees .............................................                  196,892              120,501
  General and Administrative ..........................................                  144,599              113,979
  Administrative Reimbursement - Affiliate ............................                   39,175               38,990
  Interest Expense - Affiliates .......................................                  806,297              291,849
  Interest Expense ....................................................                  131,446              137,122
  Depreciation Expense ................................................                  128,334              129,739
  Amortization Expense ................................................                  728,682                5,890
                                                                                ----------------     ----------------
Total Other Expenses ..................................................                2,237,793              898,705
                                                                                ----------------     ----------------
Total Expenses ........................................................                2,359,413              937,647
                                                                                ----------------     ----------------
Net Loss ..............................................................         $     (1,281,441)    $       (473,986)
                                                                                ================     ================
Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,193,403 and 1,140,351, respectively)................         $          (1.07)    $          (0.42)
                                                                                ================     ================

        The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                        COMMON STOCK
                                              -------------------------------          ACCUMULATED         COMPENSATION
                                                SHARES               AMOUNT              DEFICIT           COMPENSATION
                                              ----------            --------         ---------------      --------------
Stockholder's Equity,
  December 31, 1999 ....................       2,080,185       $  170,663,365       $  (145,617,782)     $   (1,900,780)

Deferred Compensation
  10,579 Shares of Stock................              --                   --                    --            (179,843)

Net Loss................................              --                   --            (1,281,441)                  --
                                              ----------       --------------       ---------------      ---------------
Stockholder's Equity,
  March 31, 2000........................       2,080,185       $  170,663,365       $  (146,899,223)     $    (2,080,623)
                                              ==========       ==============       ===============      ===============


                                                    TREASURY
                                                      STOCK                 TOTAL
                                                 --------------          -----------
Stockholder's Equity,
  December 31, 1999 ....................        $  (14,308,195)      $     8,836,608

Deferred Compensation
  10,579 Shares of Stock................               179,843                   --

Net Loss................................                    --            (1,281,441)
                                                --------------       ---------------
Stockholder's Equity,
  March 31, 2000........................        $  (14,128,352)      $     7,555,167
                                                ==============       ===============

       The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                             2000                  1999
                                                                                       ----------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.......................................................................         $   (1,281,441)       $     (473,986)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In)
 Operating Activities:
  Depreciation and Amortization Expense........................................                857,016               135,629
  Minority Interest............................................................                (19,131)               (8,955)
  Income from Investment in Equis II Corporation...............................               (662,380)                   --

Net Change In:
  Rents Receivable.............................................................                     55                29,582
  Accounts Receivable - Affiliate..............................................                (74,257)               (6,203)
  Interest Receivable - Affiliates.............................................                417,322               (77,290)
  Other Assets.................................................................               (119,216)             (121,099)
  Accrued Interest - Affiliates................................................                307,114              (134,859)
  Accrued Interest.............................................................                (21,993)               (7,085)
  Accrued Expenses - Affiliates................................................              2,082,302                38,990
  Accounts Payable and Accrued Expenses........................................                  5,091               (99,298)
  Deferred Rental Income.......................................................                 28,233                    --
                                                                                       ---------------       ---------------
Net Cash Provided By (Used In) Operating Activities............................              1,518,715              (724,574)
                                                                                       ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes Receivable - Affiliates................................................              1,689,490                    --
  Real Estate Held For Development.............................................                (20,700)                   --
  Special Beneficiary Interest Distribution....................................              3,102,000                    --
  Investment in Partnerships and Trusts........................................                142,706                96,869
                                                                                       ---------------       ---------------
Net Cash Provided By Investing Activities......................................              4,913,496                96,869
                                                                                       ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Notes Payable - Affiliates.............................             (7,098,255)                   --
  Principal Payments on Notes Payable..........................................               (172,483)             (121,966)
                                                                                       ----------------      ----------------
Net Cash Used In Financing Activities..........................................             (7,270,738)             (121,966)
                                                                                       ---------------       ---------------
Net Decrease in Cash and Cash Equivalents......................................               (838,527)             (749,671)
Cash and Cash Equivalents at Beginning of Period...............................              4,896,554             7,788,124
                                                                                       ---------------       ---------------
Cash and Cash Equivalents at End of Period.....................................         $    4,058,027        $    7,038,453
                                                                                        ==============        ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.....................................         $      652,622        $      570,915
                                                                                        ==============        ==============

       The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                   (UNAUDITED)

     Readers of this quarterly report should refer to the audited consolidated financial statements of Semele Group Inc. (the "Company"), formerly known as Banyan Strategic Land Fund II, for the year ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-KSB, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2000 and December 31, 1999 and results of operations for the three month periods ended March 31, 2000 and 1999 have been made and are reflected.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and consolidated ventures which hold title to the Company's property. In August 1998, the Company acquired Ariston Corporation ("Ariston"), the results of which are consolidated in the Company's financial statements, effective September 1, 1998. All intercompany balances and transactions have been eliminated in consolidation.

     On December 22, 1999, the Company acquired an 85% equity interest in Equis II Corporation ("Equis II"). In connection with this investment, the Company acquired a Special Beneficiary interest in four Delaware Business Trusts. The Company accounts for both investments using the equity method of accounting (See
Note 5).

     The Company's investment in partnerships and trusts consists of limited partner or beneficiary interests that represent less than a 20% ownership interest in the investees and are accounted for using the cost method.

     CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     RECLASSIFICATION

     Certain 1999 balances have been reclassified to conform to the 2000 presentation.

2.   OTHER ASSETS

     Other assets principally include equipment on operating lease and deferred financing costs, both of which pertain to Ariston. The deferred financing costs are being amortized over the life of the loan to which they pertain and equipment on operating leases is being depreciated using the straight-line method over the equipment's remaining estimated useful life. Rental income and interest expense associated with equipment on operating leases are recognized as earned and incurred, respectively. Future minimum rents of $69,993 are due during the year ending March 31, 2001 in connection with equipment on operating leases.

     In addition, the Company, through its consolidation of Ariston, has an interest in future rental income from two commercial buildings leased to an investment-grade educational institution. Future minimum lease payments pertaining to these contracts are as follows:

          For the year ending March 31, 2001        $ 1,042,832
                                        2002          1,150,504
                                        2003            888,336
                                                     -----------
                                        Total        $ 3,081,672
                                                     ===========

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

3.   NOTES PAYABLE

     Through its acquisition of Ariston, the Company acquired a limited partnership interest in a real estate investment program and assumed related indebtedness. The note bears a fluctuating interest rate based on prime plus a margin and requires quarterly payments of principal and interest. The outstanding balance of this indebtedness was $692,811 at March 31, 2000. The note matures on January 15, 2003 and is secured by the associated limited partnership interest. Repayment of the debt is partially guaranteed by Messrs. Engle and Coyne. In addition, the Company has consolidated additional indebtedness pertaining to a commercial property leased to an investment-grade educational institution. The interest rate on that debt is fixed at 7.86%. The outstanding balance of the indebtedness was $5,696,528 at March 31, 2000.

     The Company has non-recourse debt, consisting of installment notes that are collateralized by certain equipment held on operating leases. The installment notes will be repaid fully by non-cancelable rents generated by the associated lease agreements. At March 31, 2000, the outstanding balance and interest rate on these obligations was $66,319 and 7.1%, respectively.

     The annual maturities of all notes payable are as follows:

          For the year ending March 31, 2001      $     421,234
                                        2002            558,038
                                        2003            773,427
                                        2004            432,201
                                        2005            467,423
                                  Thereafter          3,803,335
                                                  -------------
                                        Total     $   6,455,658
                                                  =============

     The balance of notes payable approximates fair value at March 31, 2000.

4.   REAL ESTATE HELD FOR DEVELOPMENT

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

     Commencing in 1992, the Venture was engaged in zoning and entitlement activities that had been opposed by the City of Malibu and various citizen groups. The city and a neighboring homeowners association initiated several legal actions intended to preclude the development of the property, all of which were ultimately resolved in favor of the Venture or settled during 1998. The Venture currently is entitled to develop a 46 unit housing community on approximately 40 acres of the property. The remaining 234 acres will be allocated as follows: (i) 167 acres will be dedicated to a public agency, (ii) approximately 47 acres will be deed restricted within privately owned lots and
(iii) approximately 20 acres will be preserved as private open space.

     During the three months ended March 31, 2000, the Venture incurred approximately $122,000 of costs in connection with Rancho Malibu. The expenses are primarily related to the Venture's efforts to successfully satisfy a number of complex requirements imposed by various state, local and federal entities in order to commence development. These costs were included in total expenses from property operating activities on the Company's consolidated statements of operations. The Venture capitalized $20,700 of costs for transfer development credits during the three months ended March 31, 2000. At March 31, 2000, the Company's carrying balance for the property was $10,668,707.

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

5.   TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

ACQUISITION OF EQUIS II CORPORATION AND SPECIAL BENEFICIARY INTERESTS

     On December 22, 1999, the Company acquired an 85% equity interest in Equis II that the Company financed by issuing purchase-money notes totaling $19,586,000 to the selling Equis II stockholders. In connection with this investment, the Company also acquired a Special Beneficiary interest in four Delaware Business Trusts known as AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (collectively, the "Trusts") for $9,652,500 that the Company financed by issuing a non-recourse purchase-money note. The Trusts are engaged principally in the business of equipment leasing. In recent years, they each have made additional investments in certain real estate projects, including a Class A interest in EFG/Kirkwood Capital LLC. The Company owns a Class B interest in EFG/Kirkwood Capital LLC that it acquired in 1999. (See "Other Investments" below.) In addition, a subsidiary of the Company serves as general partner to a Canadian real estate development project in which Trusts C and D are partial investors.

EQUIS II CORPORATION

     The stockholders of Equis II from whom the Company acquired 85% of Equis II are Gary D. Engle, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, James A. Coyne, President and Chief Operating Officer of the Company, and certain trusts established for the benefit of Mr. Engle's children. Equis II was organized in the State of Delaware in 1997 and commenced operations on July 17, 1997. Equis II owns the following Class B interests: AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests) (collectively, the "Class B Interests"). AFG Investment Trust A owns 20,969 shares of the Company's common stock and has a note receivable from the Company equal to $462,353 that matures in April 2001. Through its ownership of the Class B Interests, Equis II holds approximately 62% of the voting interests in each of the Trusts, although on certain matters, principally those involving transactions with related parties, it will vote its interests with the majority of unaffiliated investors. Equis II also owns AFG ASIT Corporation, the Managing Trustee of the Trusts. As Managing Trustee of the Trusts, AFG ASIT Corporation has a 1% carried interest in the Trusts and significant influence over the operations of the Trusts. Notwithstanding the foregoing, Mr. Engle has voting control of the Class B Interests pursuant to the terms of a Voting Trust Agreement executed in connection with the Equis II transaction.

     In connection with the purchase, the Company entered into a put and call agreement with Messrs. Engle and Coyne and the Engle family trusts, which gave the Company a call right to purchase from these Equis II stockholders, and gave these Equis II stockholders a put right to sell to the Company, subject to shareholder approval, the 15% of Equis II that Messrs. Engle and Coyne and the Engle family trusts continue to own. A special committee of the Board of Directors of the Company, consisting of Messrs. Auch, Bartlett and Ungerleider, the Company's independent directors, unanimously approved the purchase by the Company of 85% of Equis II and the entering into of the put and call agreement to purchase the remaining 15% balance. On March 6, 2000, the Company obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% interest of Equis II. Subsequently, the selling Equis II shareholders elected to exercise their rights to put their remaining 15% ownership interests in Equis II to the Company in exchange for 510,000 shares of the Company's common stock (see Note 8, Subsequent Event).

     The Company's investment in Equis II is accounted for under the equity method of accounting. Under the equity method of accounting, the Company's investment is (i) increased (decreased) to reflect the Company's share of income
(loss) of the investee and (ii) decreased to reflect any distributions the Company received from the investee. The Company increased its investment in Equis II by $662,380 during the three months ended March 31, 2000, reflecting its share of income from Equis II. The cost of the Company's investment in Equis II was based on the estimated discounted future cash flows of Equis II. The Company's cost basis in this investment was approximately $17,347,000 greater than its equity interest in the underlying net assets at December 31, 1999. This difference is being amortized over a period of 6 years beginning January 1, 2000. The amount amortized is included as an offset to Investment in Equis II and was $722,792 for the three months ended March 31, 2000.

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

SPECIAL BENEFICIARY INTERESTS

     The Special Beneficiary interests were purchased from an affiliate, Equis Financial Group Limited Partnership ("EFG"), for $9,652,500 and represent an 8.25% non-voting, carried interest in each of the Trusts. The Special Beneficiary interests were purchased with a non-recourse note having a 10 year term that bears interest at 7% per year. Interest and principal payments are required to be paid only out of and to the extent of cash distributions paid to the Company on account of the Special Beneficiary interests. In January 2000, the Company received cash distributions of $3,102,000 from its Special Beneficiary interests and paid EFG an equal amount of principal and accrued interest in connection with the note. The outstanding balance of this note was $6,634,544 at March 31, 2000.

     The Company accounts for this investment using the equity method of accounting. The Company decreased its investment by $3,102,000 during the three months ended March 31, 2000 reflecting distributions received from the Special Beneficiary Interests.

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

     The balance of the promissory notes issued to the Equis II stockholders in connection with the purchase of 85% of Equis II, which have a total principal value of $4,986,000, have terms identical to the terms of promissory notes payable by Messrs. Engle and Coyne to Equis II ($1,901,000) and to Old North Capital Limited Partnership ($3,085,000). (The Company, through its subsidiary Ariston Corporation, has a 98% limited partnership interest in Old North Capital Limited Partnership.) Therefore, the Company is effectively the payee of notes and accrued interest from Messrs. Engle and Coyne of $4,986,000, and it is the payor of notes to Messrs. Engle and Coyne and the Engle family trusts in the same amount. Of the $4,986,000 of promissory notes issued by the Company to the selling Equis II stockholders, promissory notes having a total principal value of $1,901,000 have terms identical to promissory notes payable to Equis II from Messrs. Engle ($1,260,997) and Coyne ($640,003). These notes bear interest at the annual rate of 7.5% payable quarterly, and all outstanding principal and interest is due on August 8, 2007. The $3,085,000 balance of the promissory notes issued by the Company to the selling Equis II stockholders have terms identical to a promissory note payable to Old North Capital Limited Partnership by Messrs. Engle ($2,046,383) and Coyne ($1,038,617), which bears interest at the annual rate of 11.5% and is payable on demand. The Company intends to make the payments on the $4,986,000 of promissory notes from the proceeds of payments made by Messrs. Engle and Coyne on their indebtedness to Equis II and Old North Capital Limited Partnership. If either individual fails to make timely payments, the Company will be relieved of its obligations on the $4,986,000 of notes until the default is cured. On January 26, 2000, Messrs. Engle and Coyne paid principal and accrued interest of $1,381,260 and $701,042, respectively, to Old North Capital Limited Partnership in partial payment of their respective notes. On the same date, the Company paid principal and accrued interest to Messrs. Engle and Coyne of $1,381,260 and $701,042, respectively, in partial payment of notes issued to them by the Company in connection with the Equis II transaction. The outstanding balance on the promissory notes issued to the Equis II stockholders was $17,537,205 at March 31, 2000.

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

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

Company, except if he resigns voluntarily or is terminated for cause, as cause is defined in the executives' employment agreements with the Company.

ACQUISITION OF ARISTON CORPORATION

     The Company purchased all of the common stock of Ariston from EFG for cash of $2 million and a purchase-money note of $10,450,000 (the "Note") on September 1, 1998. The total fair value of the assets acquired was estimated to be $12,450,000. The Ariston acquisition was accounted for under the purchase method of accounting and the balance sheet and statement of operations of Ariston were consolidated effective September 1, 1998. The Note bears interest at the annualized rate of 7%, payable quarterly in arrears, and requires principal reductions based upon the cash flows generated by Ariston. The Note matures on August 31, 2003 and is recourse only to the common stock of Ariston. The cost of the Ariston acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company. Until the
Note is retired, future cash distributions by Ariston require the consent of EFG. On January 26, 2000, the Company paid $2,082,302 of principal and accrued interest in partial payment of this Note. The outstanding balance of this indebtedness was $8,418,496 at March 31, 2000.

INDEBTEDNESS

     The Company obtained a loan of $4,419,500 from certain affiliates in 1997. The loan bears interest at an annualized rate of 10% and provides for mandatory principal reductions, if and to the extent the Company realizes any net cash proceeds from the sale or refinancing of its Rancho Malibu property. The loan, which was to mature on April 30, 2000, was extended to April 30, 2001. During each of the three month periods ended March 31, 2000 and 1999, the Company incurred interest expense of $110,185 and $108,974, respectively, in connection with this indebtedness. At March 31, 2000, the carrying value of the note approximates its estimated fair value.

ADMINISTRATIVE SERVICES

     The Company's administrative functions are performed by an affiliate, EFG, pursuant to an Administrative Services Agreement between the Company and EFG dated May 7, 1997. EFG is reimbursed at actual cost for expenses it incurs on the Company's behalf. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses. The Company incurred total administrative costs of $39,175 and $38,990 during the three months ended March 31, 2000 and 1999, respectively.

6.   OTHER INVESTMENTS

     On May 1, 1999, the Company and the Trusts formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). EFG/Kirkwood's investment consists of a common stock interest in KAI of approximately 16% as well as preferred stock and convertible debt. The Company purchased a Class B interest in EFG/Kirkwood and the Trusts purchased Class A interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distributions being paid to the Company, as Class B interest holder. KAI owns a ski resort, a local public utility, and land that is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. Subsequent to making its investment in KAI, EFG/Kirkwood made a 50% investment in Mountain Springs Resorts LLC, an entity formed for the purpose of acquiring an ownership interest in a Colorado ski resort. The Company's investment in EFG/Kirkwood had a cost of $750,000.

7.   DEFERRED COMPENSATION

     The Company established an incentive compensation plan (the "Plan") for certain executives (the "Participants"). The Plan provides for all or some of the Participants' salary to be deferred. All such deferred compensation is held subject to the claims of creditors of the Company in a "rabbi" trust until paid to the Participants following the Participants' termination of employment. The amounts deferred are invested in common stock of the Company. Pursuant to the Plan, the Participants deferred $60,000 of compensation during both the three months ended March 31, 2000 and 1999 which represented 10,579

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

and 16,265 shares of common stock, respectively. The deferred amounts were expensed by the Company during 2000 and 1999 and are included in general and administrative expenses on the consolidated statements of operations for the three months ended March 31, 2000 and 1999.

8.   SUBSEQUENT EVENT

     On April 20, 2000, the Company issued 510,000 shares of common stock to the selling Equis II stockholders. (See also Note 5.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Company's ability to successfully implement a growth-oriented business plan. Actual results could differ materially from those described in any forward-looking statements.

OVERVIEW

     The Company was established in 1987 to invest primarily in short-term, junior, pre-development and construction mortgage loans. Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages. For the years 1993, 1994 and 1995, the Company elected to be treated as a real estate investment trust (REIT) for income tax purposes. Effective January 1, 1996, the Company revoked its REIT status and became a taxable "C" corporation. Since then, the Company has attempted to seek out ways to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $90 million at December 31, 1999) can make it a value-added buyer. In 1999 and 1998, the Company made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and otherwise enable the Company to expand and diversify its asset mix beyond its principal real estate asset, an ownership interest in a 274 acre land parcel located in Southern California known as Rancho Malibu. The Company intends to develop the Rancho Malibu property in the future and is in the process of obtaining various permits that are necessary to commence development. In addition, the Company holds a 0.3% beneficial interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Company. The Company continues to look for indirect new investment opportunities on behalf of itself and the Trusts.

EQUIS II CORPORATION

     In December 1999, the Company acquired an 85% equity interest in Equis II Corporation ("Equis II") that the Company financed by issuing purchase-money notes totaling $19,586,000 to the selling Equis II stockholders. In connection with this investment, the Company also acquired a Special Beneficiary interest in four Delaware Business Trusts known as AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (collectively, the "Trusts") for $9,652,500 that the Company financed by issuing a non-recourse purchase-money note. The stockholders of Equis II from whom the Company acquired 85% of Equis II are Gary D. Engle, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, James A. Coyne, President and Chief Operating Officer of the Company, and certain trusts established for the benefit of Mr. Engle's children. Equis II Corporation was organized in the State of Delaware in 1997 and commenced operations on July 17, 1997. Equis II owns the following Class B interests: AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests) (collectively, the "Class B Interests"). AFG Investment Trust A owns 20,969 shares of the Company's common stock and has a note receivable from the Company equal to $462,353 that matures in April 2001. Through its ownership of the Class B Interests, Equis II holds approximately 62% of the voting interests in each of the Trusts. However, Mr. Engle has voting control of the Class B Interests pursuant to the terms of a Voting Trust Agreement executed in connection with the Equis II transaction. Equis II also owns AFG ASIT Corporation, the Managing Trustee of the Trusts. As Managing Trustee of the Trusts, AFG ASIT Corporation has a 1% carried interest in the Trusts and significant influence over the operations of the Trusts.

     In connection with the purchase, the Company entered into a put and call agreement with Messrs. Engle and Coyne and the Engle family trusts, which gave the Company a call right to purchase from these Equis II stockholders, and gave these Equis II stockholders a put right to sell to the Company, subject to shareholder approval, the remaining 15% of Equis II owned by Messrs. Engle and Coyne and the Engle family trusts. A special committee of the Board of Directors of the Company, consisting of Messrs. Auch, Bartlett and Ungerleider, the Company's independent directors, unanimously approved the purchase by the Company of 85% of Equis II and the entering into of the put and call agreement to purchase the remaining 15% balance. On March 6, 2000, the Company obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% interest of Equis II. Subsequently, the selling Equis II shareholders elected to exercise their rights to put their remaining 15% ownership interests in Equis II to the Company in exchange for 510,000 shares of the Company's common stock. On April 20, 2000, the Company issued 510,000 shares of common stock to the selling Equis II stockholders.

EFG/KIRKWOOD CAPITAL LLC

     On May 1, 1999, the Company and the Trusts formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). EFG/Kirkwood's investment consists of a common stock interest in KAI of approximately 16% as well as preferred stock and convertible debt. The Company purchased a Class B interest in EFG/Kirkwood and the Trusts purchased Class A interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distributions being paid to the Company, as Class B interest holder. KAI owns a ski resort, a local public utility, and land that is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. Subsequent to making its investment in KAI, EFG/Kirkwood made a 50% investment in Mountain Springs Resorts LLC, an entity formed for the purpose of acquiring an ownership interest in a Colorado ski resort. The Company's investment in EFG/Kirkwood had a cost of $750,000.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's recent investments, described above, were highly leveraged transactions whereby substantially all of the near-term cash flow generated by the underlying assets will be used to service corresponding purchase indebtedness. Accordingly, the Company does not anticipate incremental free cash flow, net of debt service, being generated from these investments until the indebtedness is retired. The Company's cash and cash equivalents balance declined from $4,896,554 at December 31, 1999 to $4,058,027 at March 31, 2000
principally as a result of higher debt service payments on indebtedness and higher operating costs resulting from the Company's recent investment activities.

     The Company's future near-term liquidity needs will continue to be influenced principally by debt service payments in addition to potential new investments, operating expenses, and development of the Rancho Malibu property. The extent and timing of additional capital investments for the Rancho Malibu project will be dependent upon completion of the permitting and local regulatory approval processes, which remain pending.

RESULTS OF OPERATIONS

     Total income for the three months ended March 31, 2000 increased to $1,077,972 from $463,661 for the same period in 1999. The increase reflects income during the three months ended March 31, 2000 from the Company's investment in Equis II of $662,380 (see Note 5). Revenues also include the recognition of (i) rental income from two commercial buildings and equipment on operating leases and (ii) interest income from a note receivable from affiliates resulting from the acquisition of Ariston. The increase from 1999 to 2000 was partially offset by a decrease in income earned on investments due a decrease in cash available for investment.

     Total expenses for three months ended March 31, 2000 increased to $2,359,413 from $937,647 for the same period in 1999. The increase of $1,421,766 from 1999 to 2000 was due to interest expense incurred in connection with indebtedness related to the Company's investment in Equis II and the Special Beneficiary interests. Interest expense incurred related to these investments was approximately $337,000 and $131,000, respectively, for the three months ended March 31, 2000. In addition, the Company recorded amortization expense of $722,792 during the three months ended March 31, 2000 in connection with its investment in Equis II (see Note 5). Increases in other professional fees and general and administrative expenses, resulting principally from the Company's recent investment activities, further contributed to the overall increase in total expenses in 2000 compared to 1999.

      The above changes resulted in an increase in the Company's net loss for the three months ended March 31, 2000 to $1,281,441 ($1.07 per share) from $473,986 ($0.42 per share) for the same period in 1999. The net loss per share for the three months ended March 31, 2000 is based on the weighted average number of shares outstanding during the period of 1,193,403 as compared to 1,140,351 for the same period in 1999.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Special Meeting of stockholders was held on March 6, 2000. At the Meeting the following proposals were approved:

1.       Election of Directors:

                                                   NUMBER OF SHARES
                                              ---------------------------
                                              FOR               WITHHELD
                                              ---------------------------
         Joseph W. Bartlett                 787,854             11,148

         Robert M. Ungerleider              787,474             11,528

2. Issue 510,000 shares of the Company's common stock in connection with the possible purchase by the Company of 15% of Equis II Corporation:

                                      NUMBER OF SHARES
                                      -----------------
         For                              528,487

         Against                           13,530

         Abstain                           14,775

         Non-Vote                         242,210

3.       Approval of Independent Auditors:


                                        NUMBER OF SHARES

         For                                786,268

         Against                              5,792

         Abstain                              6,942


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

(b) A current report on Form 8-K, dated December 22, 1999 was filed on January 6, 2000 by the Registrant with the Securities and Exchange
         Commission.

                                   SIGNATURES

PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


SEMELE GROUP INC.




By: /s/ Gary D. Engle                                        Date: May 19, 2000
    --------------------------------------------
    Gary D. Engle, Chairman, Chief Executive
    Officer and Director




By: /s/ James A. Coyne                                       Date: May 19, 2000
    -----------------------------------------------
        James A. Coyne, President, Chief Operating
        Officer and Director