Form 10-Q
period 2000-06-30
SEMELE GROUP INC
filed 2000-08-14
CIK 812914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from___________to_________.


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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ . NO / / .


Shares of common stock outstanding as of August 14, 2000:  1,728,253

Transitional Small Business Disclosure Format:  YES / / .  NO /X/ .

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)


                                                                                   JUNE 30,           DECEMBER 31,
                                                                                     2000                 1999
                                                                               ---------------      ----------------
ASSETS
Cash and Cash Equivalents..........................................            $      3,331,850     $      4,896,554
Rents Receivable...................................................                      91,005               95,059
Accounts Receivable - Affiliate....................................                       2,544               53,744
Interest Receivable - Affiliates...................................                      51,306              438,837
Notes Receivable - Affiliates......................................                   1,036,205            2,725,695
Real Estate Held for Development...................................                  10,177,251           10,045,493
Other Investments..................................................                     750,000              750,000
Special Beneficiary Interests......................................                   6,463,332            9,565,332
Investment in Equis II Corporation.................................                  21,567,227           19,586,000
Investment in Partnerships and Trusts..............................                   3,391,687            3,534,393
Land...............................................................                   1,929,000            1,929,000
Building, net of accumulated depreciation of $1,352,948 and
 $1,175,632 at June 30, 2000 and December 31, 1999, respectively...                  10,580,049           10,757,365
Other Assets.......................................................                     354,215              379,255
                                                                               ----------------     ----------------
Total Assets.......................................................            $     59,725,671     $     64,756,727
                                                                               ================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes Payable - Affiliates.........................................            $     37,009,745     $     44,108,000
Notes Payable......................................................                   6,304,229            6,628,141
Accrued Interest - Affiliates......................................                     632,894              118,690
Accrued Interest...................................................                      37,020               60,680
Due to Affiliates..................................................                   2,153,420               71,118
Accounts Payable and Accrued Expenses..............................                     885,183            1,100,467
Deferred Rental Income.............................................                      62,570                   --
Distributions Payable..............................................                      52,063               52,063
Minority Interest..................................................                   3,744,653            3,780,960
                                                                               ----------------     ----------------
Total Liabilities..................................................                  50,881,777           55,920,119
                                                                               ----------------     ----------------
Stockholders' Equity
Shares of Common Stock, $0.10 Par Value,
  5,000,000 Authorized, 2,590,185 and 2,080,185 Shares Issued at
  June 30, 2000 and December 31, 1999, respectively................                 173,022,115          170,663,365
Accumulated Deficit................................................                (147,969,246)        (145,617,782)
Deferred Compensation, 135,705 and 111,811 Shares at
  June 30, 2000 and December 31, 1999, respectively................                  (2,306,978)          (1,900,780)
Treasury Stock at Cost, 866,503 and 890,397 Shares at
  June 30, 2000 and December 31, 1999, respectively................                 (13,901,997)         (14,308,195)
                                                                               ----------------     ----------------
Total  Stockholders' Equity........................................                   8,843,894            8,836,608
                                                                               ----------------     ----------------
Total Liabilities and Stockholders' Equity........................             $     59,725,671     $     64,756,727
                                                                               ================     ================
Book Value Per Share of Common Stock
  (1,723,682 and 1,189,788 Shares Outstanding at
  June 30, 2000 and December 31, 1999, respectively)...............            $           5.13     $           7.43
                                                                               ================     ================


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                      2000                 1999
                                                                                ----------------     ----------------
INCOME
Income From Lending and Investing Activities:
  Income from Investment in Equis II Corporation.......................                1,157,582                   --
  Income on Investments ...............................................                  119,881              147,499
                                                                                ----------------     ----------------
Total Income From Lending and Investing Activities.....................                1,277,463              147,499
                                                                                ----------------     ----------------
Other Income:
  Rental Income........................................................                  584,838              587,558
  Interest on Note Receivable - Affiliates.............................                   75,944              155,439
  Gain on Sale of Equipment ...........................................                    3,780               11,325
  Other Income ........................................................                   99,614               19,132
                                                                                ----------------     ----------------
Total Other Income.....................................................                  764,176              773,454
                                                                                ----------------     ----------------
Total Income ..........................................................                2,041,639              920,953
                                                                                ----------------     ----------------
EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Real Estate Held for Development.........                  141,231              292,921
                                                                                ----------------     ----------------
Total Expenses From Property Operating Activities......................                  141,231              292,921
                                                                                ----------------     ----------------
Other Expenses:
  Stockholder Expenses ................................................                   31,355               24,387
  Directors' Fees, Expenses, and Insurance ............................                   91,825               92,456
  Other Professional Fees .............................................                  240,266              163,071
  General and Administrative ..........................................                  244,988              202,275
  Administrative Reimbursement - Affiliate ............................                   78,478               76,318
  Interest Expense - Affiliates .......................................                1,499,633              584,909
  Interest Expense ....................................................                  261,774              273,026
  Depreciation Expense ................................................                  256,668              258,952
  Amortization Expense ................................................                1,546,885               11,782
                                                                                ----------------     ----------------
Total Other Expenses ..................................................                4,251,872            1,687,176
                                                                                ----------------     ----------------
Total Expenses ........................................................                4,393,103            1,980,097
                                                                                ----------------     ----------------
Net Loss ..............................................................         $     (2,351,464)    $     (1,059,144)
                                                                                ================     ================
Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,402,105 and 1,148,544, respectively)................         $          (1.68)    $          (0.92)
                                                                                ================     ================


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                       2000                 1999
                                                                                ----------------     ----------------
INCOME
Income From Lending and Investing Activities:
  Income from Investment in Equis II Corporation.......................                  495,202                   --
  Income on Investments ...............................................                   56,893               70,122
                                                                                ----------------     ----------------
Total Income From Lending and Investing Activities.....................                  552,095               70,122
                                                                                ----------------     ----------------
Other Income:
  Rental Income........................................................                  282,167              296,085
  Interest on Note Receivable - Affiliates.............................                   29,791               78,149
  Gain on Sale of Equipment ...........................................                       --                6,000
  Other Income ........................................................                   99,614                6,936
                                                                                ----------------     ----------------
Total Other Income.....................................................                  411,572              387,170
                                                                                ----------------     ----------------
Total Income ..........................................................                  963,667              457,292
                                                                                ----------------     ----------------
EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Real Estate Held for Development.........                   19,611              253,979
                                                                                ----------------     ----------------
Total Expenses From Property Operating Activities......................                   19,611              253,979
                                                                                ----------------     ----------------
Other Expenses:
  Stockholder Expenses ................................................                   10,334                9,901
  Directors' Fees, Expenses, and Insurance ............................                   50,478               46,307
  Other Professional Fees .............................................                   43,374               42,570
  General and Administrative ..........................................                  100,389               88,296
  Administrative Reimbursement - Affiliate ............................                   39,303               37,328
  Interest Expense - Affiliates .......................................                  693,336              293,060
  Interest Expense ....................................................                  130,328              135,904
  Depreciation Expense ................................................                  128,334              129,213
  Amortization Expense ................................................                  818,203                5,892
                                                                                ----------------     ----------------
Total Other Expenses ..................................................                2,014,079              788,471
                                                                                ----------------     ----------------
Total Expenses ........................................................                2,033,690            1,042,450
                                                                                ----------------     ----------------
Net Loss ..............................................................         $     (1,070,023)    $       (585,158)
                                                                                ================     ================
Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,608,514 and 1,156,647, respectively)................         $          (0.67)    $          (0.51)
                                                                                ================     ================


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                SEMELE GROUP INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                      COMMON STOCK
                                      ------------              ACCUMULATED         DEFERRED         TREASURY
                                 SHARES          AMOUNT           DEFICIT         COMPENSATION         STOCK              TOTAL
                                 ------          ------           -------         ------------         -----              -----
Stockholder's Equity,
  December 31, 1999......       2,080,185    $ 170,663,365    $(145,617,782)    $  (1,900,780)    $ (14,308,195)    $   8,836,608

Issuance of Stock........         510,000        2,358,750             --                --                --           2,358,750

Deferred Compensation
  23,894 Shares of Stock.              --               --               --          (406,198)          406,198                --

Net Loss.................              --               --       (2,351,464)               --                --        (2,351,464)
                            -------------    -------------    -------------     -------------     -------------     -------------
Stockholder's Equity,
  June 30, 2000..........       2,590,185    $ 173,022,115    $(147,969,246)    $  (2,306,978)    $ (13,901,997)    $   8,843,894
                            =============    =============    =============     =============     =============     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                              2000                  1999
                                                                                       ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.......................................................................         $   (2,351,464)       $   (1,059,144)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In)
 Operating Activities:
  Depreciation and Amortization Expense........................................              1,803,553               270,734
  Minority Interest............................................................                (36,307)              (12,517)
  Income from Investment in Equis II Corporation...............................             (1,157,582)                   --

Net Change In:
  Rents Receivable.............................................................                  4,054                85,000
  Accounts Receivable - Affiliate..............................................                 51,200            (1,500,888)
  Interest Receivable - Affiliates.............................................                387,531              (155,439)
  Other Assets.................................................................                (66,092)              (77,887)
  Accrued Interest - Affiliates................................................                514,204              (243,833)
  Accrued Interest.............................................................                (23,660)               (4,355)
  Due to Affiliates............................................................              2,082,302                    --
  Accounts Payable and Accrued Expenses........................................               (215,284)              (67,541)
  Deferred Rental Income.......................................................                 62,570                    --
                                                                                       ---------------       ---------------
Net Cash Provided By (Used In) Operating Activities............................              1,055,025            (2,765,870)
                                                                                       ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes Receivable - Affiliates................................................              1,689,490                    --
  Real Estate Held For Development.............................................               (131,758)              (62,802)
  Other Investments............................................................                     --              (750,000)
  Special Beneficiary Interest Distributions...................................              3,102,000                    --
  Investment in Partnerships and Trusts........................................                142,706               112,973
                                                                                       ---------------       ---------------
Net Cash Provided By (Used In) Investing Activities............................              4,802,438              (699,829)
                                                                                       ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Notes Payable - Affiliates.............................             (7,098,255)                   --
  Principal Payments on Notes Payable..........................................               (323,912)             (187,541)
                                                                                       ----------------      ----------------
Net Cash Used In Financing Activities..........................................             (7,422,167)             (187,541)
                                                                                       ---------------       ---------------
Net Decrease in Cash and Cash Equivalents......................................             (1,564,704)           (3,653,240)

Cash and Cash Equivalents at Beginning of Period...............................              4,896,554             7,788,124
                                                                                       ---------------       ---------------
Cash and Cash Equivalents at End of Period.....................................         $    3,331,850        $    4,134,884
                                                                                        ==============        ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.....................................         $    1,270,863        $    1,106,123
                                                                                        ==============        ==============
Supplemental disclosure of non-cash activity:
  See Note 5 to the consolidated financial statements


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and results of operations for the three and six month periods ended June 30, 2000 and 1999 have been made and are reflected.

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

     On December 22, 1999, the Company acquired an 85% equity interest in Equis II Corporation ("Equis II") and acquired the remaining 15% interest on April 20, 2000. In connection with this investment, the Company acquired a Special Beneficiary interest in four Delaware Business Trusts on November 18, 1999. The Company accounts for both investments using the equity method of accounting (See
Note 5).

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

2.   OTHER ASSETS

     Other assets principally include equipment on operating lease and deferred financing costs, both of which pertain to Ariston. The deferred financing costs are being amortized over the life of the loan to which they pertain and equipment on operating leases is being depreciated using the straight-line method over the equipment's remaining estimated useful life. Rental income and interest expense associated with equipment on operating leases are recognized as earned and incurred, respectively. Future minimum rents of $660 are due during the twelve months ending June 30, 2001 in connection with equipment on operating leases.

     In addition, the Company, through its consolidation of Ariston, has an interest in future rental income from two commercial buildings leased to an investment-grade educational institution. Future minimum lease payments pertaining to these contracts are as follows:


            For the year ending June 30, 2001       $ 1,083,209
                                         2002         1,150,504
                                         2003           600,710
                                                     -----------
                                        Total       $ 2,834,423


                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


3.   NOTES PAYABLE

     Through its acquisition of Ariston, the Company acquired a limited partnership interest in a real estate investment program and assumed related indebtedness. The note bears a fluctuating interest rate based on prime plus a margin and requires quarterly payments of principal and interest. The outstanding balance of this indebtedness was $652,305 at June 30, 2000. The note matures on January 15, 2003 and is secured by the associated limited partnership interest. Repayment of the debt is partially guaranteed by Messrs. Engle and Coyne. In addition, the Company has consolidated additional indebtedness pertaining to a commercial property leased to an investment-grade educational institution. The interest rate on that debt is fixed at 7.86%. The outstanding balance of the indebtedness was $5,651,924 at June 30, 2000.

     The annual maturities of all notes payable are as follows:


            For the year ending June 30, 2001     $     405,010
                                         2002           569,707
                                         2003           731,445
                                         2004           440,749
                                         2005           476,668
                                   Thereafter         3,680,650
                                                  -------------
                                        Total     $   6,304,229
                                                  =============


     The balance of notes payable approximates fair value at June 30, 2000.

4.   REAL ESTATE HELD FOR DEVELOPMENT

     Rancho Malibu is a 274-acre parcel of undeveloped land north of Malibu, California ("Project"). On July 1, 1992, a joint venture (the "Venture") between the Company and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) ("Legend") acquired title to the property pursuant to a deed in lieu of foreclosure agreement. The Company owned a 98.6% general partner interest in the Venture while Legend owned the remaining 1.4% interest as a limited partner. On May 10, 2000 the Company acquired the 1.4% limited partner interest held by Legend for nominal consideration and a mutual general release. The Venture's results are consolidated in the accompanying financial statements.

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

     During the six months ended June 30, 2000, the Venture incurred approximately $141,000 of costs in connection with Rancho Malibu. The expenses are primarily related to the Venture's efforts to successfully satisfy a number of complex requirements imposed by various state, local and federal entities in order to commence development. These costs are reflected as total expenses from property operating activities on the Company's consolidated statement of operations for the six months ended June 30, 2000. The Venture capitalized $131,758 of costs related to the development of the property during the six months ended June 30, 2000. At June 30, 2000, the Company's carrying balance for the property was $10,177,251.

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

5.   TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

ACQUISITION OF EQUIS II CORPORATION AND SPECIAL BENEFICIARY INTERESTS

     On December 22, 1999, the Company acquired an 85% equity interest in Equis II that the Company financed by issuing purchase-money notes totaling $19,586,000 to the selling Equis II stockholders. On April 20, 2000, the Company acquired the remaining 15% of Equis II by issuing 510,000 shares of common stock to the selling Equis II stockholders. The closing price of the Company's stock on the Nasdaq SmallCap Market on April 20, 2000 was $4.625 per share. Therefore, the total market value of the 510,000 shares of common stock issued to the selling Equis II stockholders was $2,358,750. In connection with this investment, the Company also acquired a Special Beneficiary interest in four Delaware Business Trusts known as AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (collectively, the "Trusts") for $9,652,500 on November 18, 1999 that the Company financed by issuing a non-recourse purchase-money note. The Trusts are engaged principally in the business of equipment leasing. In recent years, they each have made additional investments in certain real estate projects, including a Class A interest in EFG/Kirkwood Capital LLC. The Company owns a Class B interest in EFG/Kirkwood Capital LLC that it acquired in 1999. (See "Other Investments" below.) In addition, a subsidiary of the Company serves as general partner to a Canadian real estate development project in which Trusts C and D are partial investors.

EQUIS II CORPORATION

     The selling Equis II stockholders are Gary D. Engle, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, James
A. Coyne, President and Chief Operating Officer of the Company, and certain trusts established for the benefit of Mr. Engle's children. Equis II was organized in the State of Delaware in 1997 and commenced operations on July 17, 1997. Equis II owns the following Class B interests: AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests) (collectively, the "Class B Interests"). AFG Investment Trust A owns 20,969 shares of the Company's common stock and has a note receivable from the Company equal to $462,353 that matures in April 2001. Through its ownership of the Class B Interests, Equis II holds approximately 62% of the voting interests in each of the Trusts, although on certain matters, principally those involving transactions with related parties, it will vote its interests with the majority of unaffiliated investors. Equis II also owns AFG ASIT Corporation, the Managing Trustee of the Trusts. As Managing Trustee of the Trusts, AFG ASIT Corporation has a 1% carried interest in the Trusts and significant influence over the operations of the Trusts. Notwithstanding the foregoing, Mr. Engle has voting control of the Class B Interests and AFG ASIT Corporation pursuant to the terms of a Voting Trust Agreement executed in connection with the Equis II transaction. The voting trust may be terminated at any time by the agreement of Equis II and Mr. Engle and will automatically terminate when the $19,586,000 of promissory notes delivered by the Company in connection with the purchase of Equis II have been paid in full.

     The Company's investment in Equis II is accounted for under the equity method of accounting. Under the equity method of accounting, the Company's investment is (i) increased (decreased) to reflect the Company's share of income
(loss) of the investee and (ii) decreased to reflect any distributions the Company received from the investee. The Company's investment in Equis II increased by $1,157,582 during the six months ended June 30, 2000, reflecting its share of income from Equis II. The cost of the Company's investment in Equis II, $21,944,750, was based on the estimated discounted future cash flows of Equis II. The Company's cost basis in this investment was approximately $19,318,000 greater than its equity interest in the underlying net assets. This difference is being amortized over a period of 6 years. The amount amortized is included as an offset to Investment in Equis II and was $1,535,105 for the six months ended June 30, 2000.

SPECIAL BENEFICIARY INTERESTS

     The Special Beneficiary interests were purchased from an affiliate, Equis Financial Group Limited Partnership ("EFG"), for $9,652,500 and represent an 8.25% non-voting, carried interest in each of the Trusts. The Special Beneficiary interests were purchased with a non-recourse note having a 10 year term that bears interest at 7% per year. Interest and principal payments are required to be paid only out of and to the extent of cash distributions paid to the Company on account of the Special Beneficiary interests. In January 2000, the Company received cash distributions of $3,102,000 from its Special

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

Beneficiary interests and paid EFG an equal amount of principal and accrued interest in connection with the note. The outstanding balance of this note was $6,634,544 at June 30, 2000.

     The Company accounts for this investment using the equity method of accounting. The Company decreased its investment by $3,102,000 during the six months ended June 30, 2000 reflecting distributions received from the Special Beneficiary interests.

EQUIS II CORPORATION - TRANSACTION TERMS AND SOURCE OF FUNDS

     The Company purchased 85% of the common stock of Equis II by delivering promissory notes to the selling Equis II stockholders having a total principal value of $19,586,000. In connection with the acquisition, Messrs. Engle and Coyne delivered back to the Company, and the Company canceled, the options that each of them held to purchase 40,000 shares of Common Stock of the Company at an exercise price of $9.25 per share that were granted to them on December 30, 1997. A portion of the notes, having an aggregate principal amount of $14,600,000, mature on October 31, 2005, and bear interest at the annual rate of 7%, of which 3% is due and payable on a current quarterly basis and 4% accrues to the maturity date. Principal payments of $3,600,000, $4,000,000, $4,000,000 and $3,000,000 are due and payable on May 31, 2000, October 31, 2002, May 31, 2003, and the maturity date, respectively. The $14,600,000 of notes are prepayable without penalty. As of June 30, 2000, the Company had not repaid the $3,600,000 of principal plus accrued interest that was due on May 31, 2000. The Company may repay the $3,600,000 of principal plus accrued interest by issuing shares of common stock of the Company to the noteholders who include Messrs. Engle and Coyne.

     The balance of the promissory notes issued to the Equis II stockholders in connection with the purchase of 85% of Equis II, which have a total principal value of $4,986,000, have terms identical to the terms of promissory notes payable by Messrs. Engle and Coyne to Equis II ($1,901,000) and to Old North Capital Limited Partnership ($3,085,000). (The Company, through its subsidiary Ariston Corporation, has a 98% limited partnership interest in Old North Capital Limited Partnership.) Therefore, the Company is effectively the payee of notes and accrued interest from Messrs. Engle and Coyne of $4,986,000, and it is the payor of notes to Messrs. Engle and Coyne and the Engle family trusts in the same amount. Of the $4,986,000 of promissory notes issued by the Company to the selling Equis II stockholders, promissory notes having a total principal value of $1,901,000 have terms identical to promissory notes payable to Equis II from Messrs. Engle and Coyne. These notes bear interest at the annual rate of 7.5% payable quarterly, and all outstanding principal and interest is due on August 8, 2007. The $3,085,000 balance of the promissory notes issued by the Company to the selling Equis II stockholders have terms identical to a promissory note payable to Old North Capital Limited Partnership by Messrs. Engle and Coyne, which bears interest at the annual rate of 11.5% and is payable on demand. The Company intends to make the payments on the $4,986,000 of promissory notes from the proceeds of payments made by Messrs. Engle and Coyne on their indebtedness to Equis II and Old North Capital Limited Partnership. If either individual fails to make timely payments, the Company will be relieved of its obligations on the $4,986,000 of notes until the default is cured. On January 26, 2000, Messrs. Engle and Coyne paid principal and accrued interest of $2,082,302 to Old North Capital Limited Partnership in partial payment of their respective notes. On the same date, the Company paid principal and accrued interest to Messrs. Engle and Coyne of $2,082,302 in partial payment of notes issued to them by the Company in connection with the Equis II transaction. The outstanding balance on the promissory notes issued to the Equis II stockholders was $17,537,205 at June 30, 2000.

     The promissory notes issued to the Equis II stockholders are general obligations of the Company secured by a pledge to the selling Equis II stockholders of the shares of Equis II owned by the Company. In the case of the $14,600,000 of promissory notes, those notes issued to Mr. Engle and to the Engle family trusts become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a director of the Company, except if he resigns voluntarily or is terminated for cause, and those notes issued to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a director of the Company, except if he resigns voluntarily or is terminated for cause, as cause is defined in the executives' employment agreements with the Company.

     In connection with the purchase, the Company entered into a put and call agreement with Messrs. Engle and Coyne and the Engle family trusts, which gave the Company a call right to purchase from these Equis II stockholders, and gave these Equis II stockholders a put right to sell to the Company, subject to shareholder approval, the 15% of Equis II that Messrs. Engle and Coyne and the Engle family trusts continued to own. A special committee of the Board of Directors of the

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

Company, consisting of Messrs. Auch, Bartlett and Ungerleider, the Company's independent directors, unanimously approved the purchase by the Company of 85% of Equis II and the entering into of the put and call agreement to purchase the remaining 15% balance. On March 6, 2000, the Company obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% interest of Equis II. Subsequently, the selling Equis II shareholders elected to exercise their rights to put their remaining 15% ownership interests in Equis II to the Company in exchange for 510,000 shares of the Company's common stock. On April 20, 2000, the Company issued 510,000 shares of common stock to the selling Equis II stockholders. The closing price of the Company's stock on the Nasdaq SmallCap Market on April 20, 2000 was $4.625 per share. Therefore, the total market value of the 510,000 shares of common stock issued to the selling Equis II stockholders was $2,358,750.

ACQUISITION OF ARISTON CORPORATION

     The Company purchased all of the common stock of Ariston from EFG for cash of $2 million and a purchase-money note of $10,450,000 (the "Note") on September 1, 1998. The total fair value of the assets acquired was estimated to be $12,450,000. The Ariston acquisition was accounted for under the purchase method of accounting and the balance sheet and statement of operations of Ariston were consolidated effective September 1, 1998. The Note bears interest at the annualized rate of 7%, payable quarterly in arrears, and requires principal reductions based upon the cash flows generated by Ariston. The Note matures on August 31, 2003 and is recourse only to the common stock of Ariston. The cost of the Ariston acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company. Until the
Note is retired, future cash distributions by Ariston require the consent of EFG. On January 26, 2000, the Company paid $2,082,302 of principal and accrued interest in partial payment of this Note. The outstanding balance of this indebtedness was $8,418,496 at June 30, 2000.

INDEBTEDNESS

     The Company obtained a loan of $4,419,500 from certain affiliates in 1997. The loan bears interest at an annualized rate of 10% and provides for mandatory principal reductions, if and to the extent the Company realizes any net cash proceeds from the sale or refinancing of its Rancho Malibu property. The loan, which was to mature on April 30, 2000, was extended to April 30, 2001. During each of the six month periods ended June 30, 2000 and 1999, the Company incurred interest expense of $219,159 in connection with this indebtedness. At June 30, 2000, the carrying value of the note approximates its estimated fair value.

ADMINISTRATIVE SERVICES

     The Company's administrative functions are performed by an affiliate, EFG, pursuant to an Administrative Services Agreement between the Company and EFG dated May 7, 1997. EFG is reimbursed at actual cost for expenses it incurs on the Company's behalf. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses. The Company incurred total administrative costs of $78,478 and $76,318 during the six months ended June 30, 2000 and 1999, respectively.

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

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

7.   DEFERRED COMPENSATION

     The Company established an incentive compensation plan (the "Plan") for certain executives (the "Participants"). The Plan provides for all or some of the Participants' salary to be deferred. All such deferred compensation is held subject to the claims of creditors of the Company in a "rabbi" trust until paid to the Participants following the Participants' termination of employment. The amounts deferred are invested in common stock of the Company. Pursuant to the Plan, the Participants deferred $120,000 of compensation during both the six months ended June 30, 2000 and 1999 which represented 23,894 and 31,320 shares of common stock, respectively. The deferred amounts were expensed by the Company and are included in general and administrative expenses on the consolidated statements of operations for the six months ended June 30, 2000 and 1999.

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

OVERVIEW

     The Company was established in 1987 to invest primarily in short-term, junior, pre-development and construction mortgage loans. Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages. For the years 1993, 1994 and 1995, the Company elected to be treated as a real estate investment trust (REIT) for income tax purposes. Effective January 1, 1996, the Company revoked its REIT status and became a taxable "C" corporation. Since then, the Company has attempted to seek out ways to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $90 million at December 31, 1999) can make it a value-added buyer. In recent years, the Company has made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and otherwise enable the Company to expand and diversify its asset mix beyond its principal real estate asset, an ownership interest in a 274 acre land parcel located in Southern California known as Rancho Malibu. The Company intends to develop the Rancho Malibu property in the future and is in the process of obtaining various permits that are necessary to commence development. The Company continues to look for new investment opportunities on behalf of itself and the Trusts.

EQUIS II CORPORATION

     In December 1999, the Company acquired an 85% equity interest in Equis II Corporation ("Equis II") that the Company financed by issuing purchase-money notes totaling $19,586,000 to the selling Equis II stockholders. In connection with this investment, the Company also acquired a Special Beneficiary interest in four Delaware Business Trusts known as AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (collectively, the "Trusts") for $9,652,500 that the Company financed by issuing a non-recourse purchase-money note. The stockholders of Equis II from whom the Company acquired 85% of Equis II are Gary D. Engle, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, James A. Coyne, President and Chief Operating Officer of the Company, and certain trusts established for the benefit of Mr. Engle's children. Equis II Corporation was organized in the State of Delaware in 1997 and commenced operations on July 17, 1997. Equis II owns the following Class B interests: AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests) (collectively, the "Class B Interests"). AFG Investment Trust A owns 20,969 shares of the Company's common stock and has a note receivable from the Company equal to $462,353 that matures in April 2001. Through its ownership of the Class B Interests, Equis II holds approximately 62% of the voting interests in each of the Trusts, although on certain matters, principally those involving transactions with related parties, it will vote its interests with the majority of unaffiliated investors. Equis II also owns AFG ASIT Corporation, the Managing Trustee of the Trusts. As Managing Trustee of the Trusts, AFG ASIT Corporation has a 1% carried interest in the Trusts and significant influence over the operations of the Trusts. Notwithstanding the foregoing, Mr. Engle has voting control of the Class B Interests and AFG ASIT Corporation pursuant to the terms of a Voting Trust Agreement executed in connection with the Equis II transaction. The voting trust may be terminated at any time by the agreement of Equis II and Mr. Engle and will automatically terminate when the $19,586,000 of promissory notes delivered by the Company in connection with the purchase of Equis II have been paid in full.

     In connection with the purchase, the Company entered into a put and call agreement with Messrs. Engle and Coyne and the Engle family trusts, which gave the Company a call right to purchase from these Equis II stockholders, and gave these Equis II stockholders a put right to sell to the Company, subject to shareholder approval, the remaining 15% of Equis II owned by Messrs. Engle and Coyne and the Engle family trusts. A special committee of the Board of Directors of the Company, consisting of Messrs. Auch, Bartlett and Ungerleider, the Company's independent directors, unanimously approved the purchase by the Company of 85% of Equis II and the entering into of the put and call agreement to purchase the remaining 15% balance. On March 6, 2000, the Company obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% interest of Equis II. Subsequently, the selling Equis II shareholders elected to exercise their rights to put their remaining 15% ownership interests in Equis II to the Company in exchange for 510,000 shares of the Company's common stock. On April 20, 2000, the Company issued 510,000 shares of common stock to the selling Equis II stockholders. The closing price of the Company's stock on the Nasdaq SmallCap Market on April 20, 2000 was $4.625 per share. Therefore, the total market value of the 510,000 shares of common stock issued to the selling Equis II stockholders was $2,358,750.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's recent investments, described above, were highly leveraged transactions whereby substantially all of the near-term cash flow generated by the underlying assets will be used to service corresponding purchase indebtedness. Accordingly, the Company does not anticipate incremental free cash flow, net of debt service, being generated from these investments until the indebtedness is retired. The Company's cash and cash equivalents balance declined from $4,896,554 at December 31, 1999 to $3,331,850 at June 30, 2000
principally as a result of higher debt service payments on indebtedness and higher operating costs resulting from the Company's recent investment activities.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999:

     Total income for the six months ended June 30, 2000 increased to $2,041,639 from $920,953 for the same period in 1999. The increase reflects income during the six months ended June 30, 2000 from the Company's investment in Equis II of $1,157,582 (see Note 5 to the financial statements). Revenues also include the recognition of (i) rental income from two commercial buildings and equipment on operating leases and (ii) interest income from a note receivable from affiliates resulting from the acquisition of Ariston. The increase from 1999 to 2000 was partially offset by a decrease in income earned on investments due to a decrease in cash available for investment and a decrease in income earned on the note receivable from affiliates discussed above.

     Total expenses for six months ended June 30, 2000 increased to $4,393,103 from $1,980,097 for the same period in 1999. The increase of $2,413,006 from 1999 to 2000 was due in part, to interest expense incurred in connection with indebtedness related to the Company's investment in Equis II and the Special Beneficiary interests. Interest expense incurred related to these investments was approximately $658,000 and $247,000, respectively, for the six months ended June 30, 2000. In addition, the Company recorded amortization expense of $1,535,105 during the six months ended June 30, 2000 in connection with its investment in Equis II (see Note 5 to the financial statements). Increases in other professional fees and general and administrative expenses, resulting principally from the Company's recent investment activities, further contributed to the overall increase in total expenses in 2000 compared to 1999. The increase from 1999 to 2000 was partially offset by a decrease in expenses from property operating activities. During the six months ended June 30, 2000, additional costs related to the development of the Rancho Malibu property were capitalized and are included in real estate held for development on the consolidated balance sheet at June 30, 2000 (see Note 4 to the financial statements).

      The above changes resulted in an increase in the Company's net loss for the six months ended June 30, 2000 to $2,351,464 ($1.68 per share) from $1,059,144 ($0.92 per share) for the same period in 1999. The net loss per share for the six months ended June 30, 2000 is based on the weighted average number of shares outstanding during the period of 1,402,105 compared to 1,148,544 for the same period in 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999:

     Total income for the three months ended June 30, 2000 increased to $963,667 from $457,292 for the same period in 1999. The increase reflects income during the three months ended June 30, 2000 from the Company's investment in Equis II of $495,202 (see Note 5 to the financial statements). Revenues also include the recognition of (i) rental income from two commercial buildings and equipment on operating leases and (ii) interest income from a note receivable from affiliates resulting from the acquisition of Ariston. The increase from 1999 to 2000 was partially offset by a decrease in income earned on investments due to a decrease in cash available for investment and a decrease in income earned on the note receivable from affiliates discussed above.

     Total expenses for three months ended June 30, 2000 increased to $2,033,690 from $1,042,450 for the same period in 1999. The increase of $991,240 from 1999 to 2000 was due in part, to interest expense incurred in connection with indebtedness related to the Company's investment in Equis II and the Special Beneficiary interests. Interest expense incurred related to these investments was approximately $321,000 and $116,000, respectively, for the three months ended June 30, 2000. In addition, the Company recorded amortization expense of $812,313 during the three months ended June 30, 2000 in connection with its investment in Equis II (see Note 5 to the financial statements). Increases in general and administrative expenses, resulting principally from the Company's recent investment activities, further contributed to the overall increase in total expenses in 2000 compared to 1999. The increase from 1999 to 2000 was partially offset by a decrease in expenses from property operating activities. During the three months ended June 30, 2000, additional costs related to the development of the Rancho Malibu property were capitalized and are included in real estate held for development on the consolidated balance sheet at June 30, 2000.

      The above changes resulted in an increase in the Company's net loss for the three months ended June 30, 2000 to $1,070,023 ($0.67 per share) from $585,158 ($0.51 per share) for the same period in 1999. The net loss per share for the three months ended June 30, 2000 is based on the weighted average number of shares outstanding during the period of 1,608,514 compared to 1,156,647 for the same period in 1999.

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

(b) A current report on Form 8-K, dated April 20, 2000 was filed on May 3, 2000 by the Registrant with the Securities and Exchange Commission.

                                   SIGNATURES


PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


SEMELE GROUP INC.


By:  /s/ Gary D. Engle                                   Date:  August 14, 2000
     Gary D. Engle, Chairman, Chief Executive
     Officer and Director


By:  /s/ James A. Coyne                                  Date:  August 14, 2000
     James A. Coyne, President, Chief Operating
     Officer and Director