Form 10QSB
period 2000-09-30
SEMELE GROUP INC
filed 2000-11-14
CIK 812914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_. NO ___.



Shares of common stock outstanding as of November 14, 2000:  1,742,096

Transitional Small Business Disclosure Format:  YES ___.  NO _X_.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     2000                1999
                                                                               ---------------      --------------
ASSETS
Cash and Cash Equivalents..........................................            $     2,955,308     $     4,896,554
Rents Receivable...................................................                     91,004              95,059
Accounts Receivable - Affiliate....................................                      2,544              53,744
Interest Receivable - Affiliates...................................                     81,097             438,837
Notes Receivable - Affiliates......................................                  1,036,205           2,725,695
Real Estate Held for Development...................................                 10,252,478          10,045,493
Other Investments..................................................                    750,000             750,000
Special Beneficiary Interests......................................                  6,499,763           9,565,332
Investment in Equis II Corporation.................................                 21,320,551          19,586,000
Investment in Partnerships and Trusts..............................                  3,391,687           3,534,393
Land...............................................................                  1,929,000           1,929,000
Building, net of accumulated depreciation of $1,441,606 and
 $1,175,632 at September 30, 2000 and December 31, 1999,                            10,491,391          10,757,365
 respectively......................................................
Other Assets.......................................................                    334,649             379,255
                                                                               ----------------     ----------------

Total Assets.......................................................            $    59,135,677     $    64,756,727
                                                                               ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes Payable - Affiliates.........................................            $    37,009,745     $    44,108,000
Notes Payable......................................................                  6,258,743           6,628,141
Accrued Interest - Affiliates......................................                  1,107,756             118,690
Accrued Interest...................................................                     54,248              60,680
Due to Affiliates..................................................                  2,153,420              71,118
Accounts Payable and Accrued Expenses..............................                    954,113           1,100,467
Deferred Rental Income.............................................                     28,614                   --
Distributions Payable..............................................                     52,063              52,063
Minority Interest..................................................                  3,735,897           3,780,960
                                                                               ----------------     ----------------

Total Liabilities..................................................                 51,354,599          55,920,119
                                                                               ----------------     ----------------

Stockholders' Equity
Shares of Common Stock, $0.10 Par Value,
  5,000,000 Authorized, 2,590,185 and 2,080,185 Shares Issued at
  September 30, 2000 and December 31, 1999, respectively...........                173,022,115         170,663,365
Accumulated Deficit................................................               (149,032,062)       (145,617,782)
Deferred Compensation, 149,385 and 111,811 Shares at
  September 30, 2000 and December 31, 1999, respectively...........                 (2,539,538)         (1,900,780)
Treasury Stock at Cost, 852,823 and 890,397 Shares at
  September 30, 2000 and December 31, 1999, respectively...........                (13,669,437)        (14,308,195)
                                                                               ----------------     ----------------

Total  Stockholders' Equity........................................                  7,781,078           8,836,608
                                                                               ----------------     ----------------

Total Liabilities and Stockholders' Equity........................             $    59,135,677     $    64,756,727
                                                                               ================     ================

Book Value Per Share of Common Stock
  (1,737,362 and 1,189,788 Shares Outstanding at
  September 30, 2000 and December 31, 1999, respectively)..........            $          4.48     $          7.43
                                                                               ================     ================

The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                      2000                 1999
                                                                                ----------------     ----------------
INCOME
Income From Lending and Investing Activities:
  Income from Investment in Equis II Corporation.......................                1,719,198                   --
  Income from Special Beneficiary Interests............................                  950,583                   --
  Income on Investments ...............................................                  171,235              215,814
                                                                                ----------------     ----------------

Total Income From Lending and Investing Activities.....................                2,841,016              215,814
                                                                                ----------------     ----------------

Other Income:
  Rental Income........................................................                  870,079              895,957
  Interest on Note Receivable - Affiliates.............................                  105,735              234,447
  Gain on Sale of Equipment ...........................................                    3,780               17,250
  Other Income ........................................................                   99,614               19,132
                                                                                ----------------     ----------------

Total Other Income.....................................................                1,079,208            1,166,786
                                                                                ----------------     ----------------

Total Income ..........................................................                3,920,224            1,382,600
                                                                                ----------------     ----------------


EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Real Estate Held for Development.........                  161,351              473,163
                                                                                ----------------     ----------------

Total Expenses From Property Operating Activities......................                  161,351              473,163
                                                                                ----------------     ----------------

Other Expenses:
  Stockholder Expenses ................................................                   41,623               31,671
  Directors' Fees, Expenses, and Insurance ............................                  133,172              136,773
  Other Professional Fees .............................................                  282,709              356,068
  General and Administrative ..........................................                  354,050              288,324
  Administrative Reimbursement - Affiliate ............................                  116,220              113,842
  Interest Expense - Affiliates .......................................                2,195,392              879,179
  Interest Expense ....................................................                  389,766              407,596
  Depreciation Expense ................................................                  385,002              388,166
  Amortization Expense ................................................                3,275,219               17,673
  Recovery of Losses on Loans, Notes and Interest Receivable ..........                       --              (77,120)
                                                                                ----------------     ----------------

Total Other Expenses ..................................................                7,173,153            2,542,172
                                                                                ----------------     ----------------

Total Expenses ........................................................                7,334,504            3,015,335
                                                                                ----------------     ----------------


Net Loss ..............................................................         $     (3,414,280)    $     (1,632,735)
                                                                                ================     ================

Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,512,046 and 1,156,074, respectively)................         $          (2.26)    $          (1.41)
                                                                                ================     ================


The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                      2000                1999
                                                                                ----------------     ----------------
INCOME
Income From Lending and Investing Activities:
  Income from Investment in Equis II Corporation.......................                  561,616                   --
  Income from Special Beneficiary Interests............................                  950,583                   --
  Income on Investments ...............................................                   51,354               68,315
                                                                                ----------------     ----------------

Total Income From Lending and Investing Activities.....................                1,563,553               68,315
                                                                                ----------------     ----------------

Other Income:
  Rental Income........................................................                  285,241              308,399
  Interest on Note Receivable - Affiliates.............................                   29,791               79,008
  Gain on Sale of Equipment ...........................................                       --                5,925
                                                                                ----------------     ----------------

Total Other Income.....................................................                  315,032              393,332
                                                                                ----------------     ----------------

Total Income ..........................................................                1,878,585              461,647
                                                                                ----------------     ----------------


EXPENSES
Expenses From Property Operating Activities:
  Net Loss From Operations of Real Estate Held for Development.........                   20,120              180,242
                                                                                ----------------     ----------------

Total Expenses From Property Operating Activities......................                   20,120              180,242
                                                                                ----------------     ----------------

Other Expenses:
  Stockholder Expenses ................................................                   10,268                7,284
  Directors' Fees, Expenses, and Insurance ............................                   41,347               44,317
  Other Professional Fees .............................................                   42,443              192,997
  General and Administrative ..........................................                  109,062               86,049
  Administrative Reimbursement - Affiliate ............................                   37,742               37,524
  Interest Expense - Affiliates .......................................                  695,759              294,270
  Interest Expense ....................................................                  127,992              134,570
  Depreciation Expense ................................................                  128,334              129,214
  Amortization Expense ................................................                1,728,334                5,891
  Recovery of Losses on Loans, Notes and Interest Receivable ..........                       --              (77,120)
                                                                                ----------------     -----------------

Total Other Expenses ..................................................                2,921,281              854,996
                                                                                ----------------     ----------------

Total Expenses ........................................................                2,941,401            1,035,238
                                                                                ----------------     ----------------


Net Loss ..............................................................         $     (1,062,816)    $       (573,591)
                                                                                ================     ================

Net Loss Per Share of Common Stock Basic
  (Based on the Weighted Average Number of Shares
  Outstanding of 1,728,344 and 1,170,889, respectively)................         $          (0.61)    $          (0.49)
                                                                                ================     ================

The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                   COMMON STOCK
                                              ------------------------  ACCUMULATED      DEFERRED       TREASURY
                                               SHARES     AMOUNT          DEFICIT      COMPENSATION      STOCK             TOTAL
                                              -------   ------------    -----------   ----------------  --------        ----------
Stockholder's Equity,
  December 31, 1999.....................     2,080,185  $  170,663,365  $ (145,617,782) $ (1,900,780)   $ (14,308,195)  $ 8,836,608

Issuance of Stock.......................       510,000       2,358,750             --             --               --     2,358,750

Deferred Compensation
  37,574 Shares of Stock................            --              --             --       (638,758)         638,758            --

Net Loss................................            --              --      (3,414,280)            --              --    (3,414,280)
                                              --------   -------------   -------------   ------------   --------------  ------------

Stockholder's Equity,
  September 30, 2000....................     2,590,185  $  173,022,115  $ (149,032,062)  $ (2,539,538)   $ (13,669,437) $ 7,781,078
                                              ========   =============  ==============   =============   =============  ===========

The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                             2000                  1999
                                                                                       ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.......................................................................         $  (3,414,280)        $  (1,632,735)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In)
 Operating Activities:
  Depreciation and Amortization Expense........................................             3,660,221               405,839
  Minority Interest............................................................               (45,063)              (45,812)
  Income from Investment in Equis II Corporation...............................            (1,719,198)                   --
  Income from Special Beneficiary Interests....................................              (950,583)                   --

Net Change In:
  Rents Receivable.............................................................                 4,055                 1,521
  Accounts Receivable - Affiliate..............................................                51,200                (4,749)
  Interest Receivable - Affiliates.............................................               357,740              (234,447)
  Other Assets.................................................................               (92,092)              (49,531)
  Accrued Interest - Affiliates................................................               989,066              (243,833)
  Accrued Interest.............................................................                (6,432)               (8,740)
  Due to Affiliates............................................................             2,082,302                    --
  Accounts Payable and Accrued Expenses........................................              (146,354)               42,728
  Deferred Rental Income.......................................................                28,614                28,614
                                                                                       ---------------       ---------------

Net Cash Provided By (Used In) Operating Activities............................               799,196            (1,741,145)
                                                                                       ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes Receivable - Affiliates................................................             1,689,490                    --
  Real Estate Held For Development.............................................              (206,985)              (62,802)
  Other Investments............................................................                    --              (750,000)
  Special Beneficiary Interest Distributions...................................             3,102,000                    --
  Investment in Partnerships and Trusts........................................               142,706               280,756
                                                                                       ---------------       ---------------

Net Cash Provided By (Used In) Investing Activities............................             4,727,211              (532,046)
                                                                                       ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Notes Payable - Affiliates.............................            (7,098,255)                   --
  Principal Payments on Notes Payable..........................................              (369,398)             (316,009)
                                                                                       ----------------      ----------------

Net Cash Used In Financing Activities..........................................            (7,467,653)             (316,009)
                                                                                       ---------------       ---------------

Net Decrease in Cash and Cash Equivalents......................................            (1,941,246)           (2,589,200)

Cash and Cash Equivalents at Beginning of Period...............................             4,896,554             7,788,124
                                                                                       ---------------       ---------------

Cash and Cash Equivalents at End of Period.....................................         $   2,955,308        $    5,198,924
                                                                                        ==============        ==============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.....................................         $   1,602,524        $    1,539,348
                                                                                        ==============        ==============

Supplemental disclosure of non-cash activity:
  See Note 5 to the consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been made and are reflected.

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

    In addition, the Company, through its consolidation of Ariston, has an interest in future rental income from two commercial buildings leased to an investment-grade educational institution. Future minimum lease payments pertaining to these contracts are as follows:

        For the year ending September,  2001        $ 1,123,586
                                        2002          1,150,504
                                        2003            313,084
                                                     -----------

                                       Total        $ 2,587,174
                                                    ============

                                SEMELE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

3.  NOTES PAYABLE

    Through its acquisition of Ariston, the Company acquired a limited partnership interest in a real estate investment program and assumed related indebtedness. The note bears a fluctuating interest rate based on prime plus a margin and requires quarterly payments of principal and interest. The outstanding balance of this indebtedness was $652,305 at September 30, 2000. The note matures on January 15, 2003 and is secured by the associated limited partnership interest. Repayment of the debt is partially guaranteed by Messrs. Engle and Coyne. In addition, the Company has consolidated additional indebtedness pertaining to a commercial property leased to an investment-grade educational institution. The interest rate on that debt is fixed at 7.86%. The outstanding balance of the indebtedness was $5,606,438 at September 30, 2000.

    The annual maturities of all notes payable are as follows:

        For the year ending September,  2001      $     487,167
                                        2002            575,172
                                        2003            705,309
                                        2004            449,467
                                        2005            486,096
                                  Thereafter          3,555,532
                                                  -------------

                                       Total      $   6,258,743
                                                  =============

    The balance of notes payable approximates fair value at September 30, 2000.

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

    During the nine months ended September 30, 2000, the Venture incurred approximately $161,351 of costs in connection with Rancho Malibu. The expenses are primarily related to the Venture's efforts to successfully satisfy a number of complex requirements imposed by various state, local and federal entities in order to commence development. These costs are reflected as total expenses from property operating activities on the Company's consolidated statement of operations for the nine months ended September 30, 2000. The Venture capitalized $206,985 of costs related to the development of the property during the nine months ended September 30, 2000. At September 30, 2000, the Company's carrying balance for the property was $10,252,478.

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

EQUIS II CORPORATION

    The selling Equis II stockholders were Gary D. Engle, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, James
A. Coyne, President and Chief Operating Officer of the Company, and certain trusts established for the benefit of Mr. Engle's children. Equis II was organized in the State of Delaware in 1997 and commenced operations on July 17, 1997. Equis II owns the following Class B interests: AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests) (collectively, the "Class B Interests"). AFG Investment Trust A owns 20,969 shares of the Company's common stock and has a note receivable from the Company equal to $462,353 that matures in April 2001. Through its ownership of the Class B Interests, Equis II holds approximately 62% of the voting interests in each of the Trusts, although on certain matters, principally those involving transactions with related parties, is obligated to vote its interests with the majority of unaffiliated investors. Equis II also owns AFG ASIT Corporation, the Managing Trustee of the Trusts. As Managing Trustee of the Trusts, AFG ASIT Corporation has a 1% carried interest in the Trusts and significant influence over the operations of the Trusts. Notwithstanding the foregoing, Mr. Engle has voting control of the Class B Interests and AFG ASIT Corporation pursuant to the terms of a Voting Trust Agreement executed in connection with the Equis II transaction. The voting trust may be terminated at any time by the agreement of Equis II and Mr. Engle and will automatically terminate when the $19,586,000 of promissory notes delivered by the Company in connection with the purchase of Equis II have been paid in full (See Note 8 - Subsequent Event).

    As a result of the foregoing, the Company's investment in Equis II has been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's investment is (i) increased (decreased) to reflect the Company's share of income (loss) of the investee and (ii) decreased to reflect any distributions the Company received from the investee. The Company's investment in Equis II increased by $1,719,198 during the nine months ended September 30, 2000, reflecting its share of income from Equis II. The cost of the Company's investment in Equis II, $21,944,750, was based on the estimated discounted future cash flows of Equis II. The Company's cost basis in this investment was approximately $19,318,000 greater than its equity interest in the underlying net assets. This difference is being amortized over a period of 6 years. The amount amortized is included as an offset to Investment in Equis II and was $2,343,397 for the nine months ended September 30, 2000.

SPECIAL BENEFICIARY INTERESTS

    The Special Beneficiary interests were purchased from an affiliate, Equis Financial Group Limited Partnership ("EFG"), for $9,652,500 and represent an 8.25% non-voting, carried interest in each of the Trusts. The Special Beneficiary interests were purchased with a non-recourse note having a 10 year term that bears interest at 7% per year. Interest and principal payments are required to be paid only out of and to the extent of cash distributions paid to the Company on account of the Special Beneficiary interests. To date, the Company has received cash distributions of $3,189,168 from its Special Beneficiary interests and paid EFG an equal amount of principal and accrued interest in connection with the note. The outstanding balance of this note was $6,634,544 at September 30, 2000.

    The Company accounts for this investment using the equity method of accounting. Under the equity method of accounting, the Company's investment is
(i) increased (decreased) to reflect the Company's share of income (loss) of the investee and (ii) decreased to reflect any distributions the Company received from the investee. The Company's investment was increased by $950,583 during the nine months ended September 30, 2000, reflecting its share of income from the Special Beneficiary Interests and decreased by $3,102,000 for the same period reflecting distributions received from the Special Beneficiary interests. The cost of the Special Beneficiary Interests was based on the estimated discounted future cash flows of the Special Beneficiary Interests. The Company's cost basis in this investment was approximately $7,313,000 greater than its equity interest in the underlying net assets. This difference is being amortized over a period of 6 years. The amount amortized is included as an offset to Special Beneficiary Interests and was $914,152 during the nine months ended September 30, 2000.

EQUIS II CORPORATION - TRANSACTION TERMS AND SOURCE OF FUNDS

    The Company purchased 85% of the common stock of Equis II by delivering promissory notes to the selling Equis II stockholders having a total principal value of $19,586,000. In connection with the acquisition, Messrs. Engle and Coyne delivered back to the Company, and the Company canceled, the options that each of them held to purchase 40,000 shares of Common Stock of the Company at an exercise price of $9.25 per share that were granted to them on December 30, 1997. A portion of the notes, having an aggregate principal amount of $14,600,000, mature on October 31, 2005, and bear interest at the annual rate of 7%, of which 3% is due and payable on a current quarterly basis and 4% accrues to the maturity date. Principal payments of $3,600,000, $4,000,000, $4,000,000 and $3,000,000 are due and payable on May 31, 2000, October 31, 2002, May 31, 2003, and the maturity date, respectively. The $14,600,000 of notes are prepayable without penalty. As of September 30, 2000, the Company had not repaid the $3,600,000 of principal plus accrued interest that was due on May 31, 2000. The Company will repay the $3,600,000 of principal plus accrued interest by issuing shares of common stock of the Company to the noteholders who include Messrs. Engle and Coyne (See Note 8 Subsequent Event).

    The balance of the promissory notes issued to the Equis II stockholders in connection with the purchase of 85% of Equis II, which have a total principal value of $4,986,000, have terms identical to the terms of promissory notes payable by Messrs. Engle and Coyne to Equis II ($1,901,000) and to Old North Capital Limited Partnership ($3,085,000). (The Company, through its subsidiary Ariston Corporation, has a 98% limited partnership interest in Old North Capital Limited Partnership.) Therefore, the Company is effectively the payee of notes and accrued interest from Messrs. Engle and Coyne of $4,986,000, and it is the payor of notes to Messrs. Engle and Coyne and the Engle family trusts in the same amount. Of the $4,986,000 of promissory notes issued by the Company to the selling Equis II stockholders, promissory notes having a total principal value of $1,901,000 have terms identical to promissory notes payable to Equis II from Messrs. Engle and Coyne. These notes bear interest at the annual rate of 7.5% payable quarterly, and all outstanding principal and interest is due on August 8, 2007. The $3,085,000 balance of the promissory notes issued by the Company to the selling Equis II stockholders have terms identical to a promissory note payable to Old North Capital Limited Partnership by Messrs. Engle and Coyne, which bears interest at the annual rate of 11.5% and is payable on demand. The Company intends to make the payments on the $4,986,000 of promissory notes from the proceeds of payments made by Messrs. Engle and Coyne on their indebtedness to Equis II and Old North Capital Limited Partnership. If either individual fails to make timely payments, the Company will be relieved of its obligations on the $4,986,000 of notes until the default is cured. On January 26, 2000, Messrs. Engle and Coyne paid principal and accrued interest of $2,082,302 to Old North Capital Limited Partnership in partial payment of their respective notes. On the same date, the Company paid principal and accrued interest to Messrs. Engle and Coyne of $2,082,302 in partial payment of notes issued to them by the Company in connection with the Equis II transaction. The outstanding balance on the promissory notes issued to the Equis II stockholders was $17,537,205 at September 30, 2000.

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

ACQUISITION OF ARISTON CORPORATION

    The Company purchased all of the common stock of Ariston from EFG for cash of $2 million and a purchase-money note of $10,450,000 (the "Note") on September 1, 1998. The total fair value of the assets acquired was estimated to be $12,450,000. The Ariston acquisition was accounted for under the purchase method of accounting and the balance sheet and statement of operations of Ariston were consolidated effective September 1, 1998. The Note bears interest at the annualized rate of 7%, payable quarterly in arrears, and requires principal reductions based upon the cash flows generated by Ariston. The Note matures on August 31, 2003 and is recourse only to the common stock of Ariston. The cost of the Ariston acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company. Until the
Note is retired, future cash distributions by Ariston require the consent of EFG. On January 26, 2000, the Company paid $2,082,302 of principal and accrued interest in partial payment of this Note. The outstanding balance of this indebtedness was $8,418,496 at September 30, 2000.

INDEBTEDNESS

    The Company obtained a loan of $4,419,500 from certain affiliates in 1997. The loan bears interest at an annualized rate of 10% and provides for mandatory principal reductions, if and to the extent the Company realizes any net cash proceeds from the sale or refinancing of its Rancho Malibu property. The loan, which was to mature on April 30, 2000, was extended to April 30, 2001. During each of the nine month periods ended September 30, 2000 and 1999, the Company incurred interest expense of $330,554 in connection with this indebtedness. At September 30, 2000, the carrying value of the note approximates its estimated fair value.

ADMINISTRATIVE SERVICES

    The Company's administrative functions are performed by an affiliate, EFG, pursuant to an Administrative Services Agreement between the Company and EFG dated May 7, 1997. EFG is reimbursed at actual cost for expenses it incurs on the Company's behalf. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses. The Company incurred total administrative costs of $116,220 and $113,842 during the nine months ended September 30, 2000 and 1999, respectively.

6.  OTHER INVESTMENTS

    On May 1, 1999, the Company and the Trusts formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Company purchased a Class B interest in EFG/Kirkwood and the Trusts purchased Class A interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distributions being paid to the Company, as Class B interest holder. On May 1, 2000 the Company exchanged its interests in KAI common stock and preferred stock for corresponding pro-rata interests in Mountain Resort Holdings LLC ("Mountain Resort"). Mountain Resort owns the Kirkwood ski resort, a local public utility, and land that is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. The Company's investment in EFG/Kirkwood had a cost of $750,000.

7.  DEFERRED COMPENSATION

    The Company established an incentive compensation plan (the "Plan") for Messrs. Engle and Coyne (the "Participants"). The Plan provides for all or some of the Participants' salary to be deferred. All such deferred compensation is held subject to the claims of creditors of the Company in a "rabbi" trust until paid to the Participants following the Participants' termination of employment. The amounts deferred are invested in common stock of the Company. Pursuant to the Plan, the Participants deferred $180,000 of compensation during both the nine months ended September 30, 2000 and 1999 which represented 37,574 and 44,300 shares of common stock, respectively. The deferred amounts were expensed by the Company and are included in general and administrative expenses on the consolidated statements of operations for the nine months ended September 30, 2000 and 1999.

8.  SUBSEQUENT EVENT

    On November 2, 2000 the stockholders approved the issuance of 711,462 shares of the Company's common stock to Gary D. Engle, James A. Coyne and certain trusts for the benefit of Mr. Engle's children in payment of $3,600,000, plus accrued interest of $99,600, payable to them under the terms of promissory notes issued in connection with the Company's purchase of Equis II. In conjunction with the payment by the Company in shares, Equis II and Mr. Engle have agreed that the Voting Trust will be terminated, which will allow the Company to consolidate the financial position and operating results of Equis II and the Trusts.

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

EQUIS II CORPORATION

    In December 1999, the Company acquired an 85% equity interest in Equis II Corporation ("Equis II") that the Company financed by issuing purchase-money notes totaling $19,586,000 to the selling Equis II stockholders. In connection with this investment, the Company also acquired a Special Beneficiary interest in four Delaware Business Trusts known as AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (collectively, the "Trusts") for $9,652,500 that the Company financed by issuing a non-recourse purchase-money note. The stockholders of Equis II from whom the Company acquired 85% of Equis II are Gary D. Engle, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, James A. Coyne, President and Chief Operating Officer of the Company, and certain trusts established for the benefit of Mr. Engle's children. Equis II Corporation was organized in the State of Delaware in 1997 and commenced operations on July 17, 1997. Equis II owns the following Class B interests: AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests) (collectively, the "Class B Interests"). AFG Investment Trust A owns 20,969 shares of the Company's common stock and has a note receivable from the Company equal to $462,353 that matures in April 2001. Through its ownership of the Class B Interests, Equis II holds approximately 62% of the voting interests in each of the Trusts, although on certain matters, principally those involving transactions with related parties, it is obligated to vote its interests with the majority of unaffiliated investors. Equis II also owns AFG ASIT Corporation, the Managing Trustee of the Trusts. As Managing Trustee of the Trusts, AFG ASIT Corporation has a 1% carried interest in the Trusts and significant influence over the operations of the Trusts. Notwithstanding the foregoing, Mr. Engle has voting control of the Class B Interests and AFG ASIT Corporation pursuant to the terms of a Voting Trust Agreement executed in connection with the Equis II transaction. The Voting Trust may be terminated at any time by the agreement of Equis II and Mr. Engle and will automatically terminate when the $19,586,000 of promissory notes delivered by the Company in connection with the purchase of Equis II have been paid in full (See Note 8 - Subsequent Event).

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

EFG/KIRKWOOD CAPITAL LLC

    On May 1, 1999, the Company and the Trusts formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Company purchased a Class B interest in EFG/Kirkwood and the Trusts purchased Class A interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distributions being paid to the Company, as Class B interest holder. On May 1, 2000 the Company exchanged its interests in KAI common stock and preferred stock for corresponding pro-rata interests in Mountain Resort Holdings LLC ("Mountain Resort"). Mountain Resort owns the Kirkwood ski resort, a local public utility, and land that is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. The Company's investment in EFG/Kirkwood had a cost of $750,000.

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


LIQUIDITY AND CAPITAL RESOURCES

    The Company's recent investments, described above, were highly leveraged transactions whereby substantially all of the near-term cash flow generated by the underlying assets will be used to service corresponding purchase indebtedness. Accordingly, the Company does not anticipate incremental free cash flow, net of debt service, being generated from these investments until the indebtedness is retired. The Company's cash and cash equivalents balance declined from $4,896,554 at December 31, 1999 to $2,955,308 at September 30, 2000 principally as a result of higher debt service payments on indebtedness and higher operating costs resulting from the Company's recent investment activities.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER, 1999:

    Total income for the nine months ended September 30, 2000 increased to $3,920,224 from $1,382,600 for the same period in 1999. The increase reflects income during the nine months ended September 30, 2000 from the Company's investment in Equis II of $1,719,198 and the Special Beneficiary Interests of $950,583 (see Note 5 to the financial statements). Revenues also include the recognition of (i) rental income from two commercial buildings and equipment on operating leases and (ii) interest income from a note receivable from affiliates resulting from the acquisition of Ariston. The increase from 1999 to 2000 was partially offset by a decrease in income earned on investments due to a decrease in cash available for investment and a decrease in income earned on the note receivable from affiliates discussed above.

    Total expenses for nine months ended September 30, 2000 increased to $7,334,504 from $3,015,335 for the same period in 1999. The increase of $4,319,169 from 1999 to 2000 was due in part, to interest expense incurred in connection with indebtedness related to the Company's investment in Equis II and the Special Beneficiary interests. Interest expense incurred related to these investments was approximately $979,000 and $363,000, respectively, for the nine months ended September 30, 2000. In addition, the Company recorded amortization expense of $3,257,549 during the nine months ended September 30, 2000 in connection with its investment in Equis II and the Special Beneficiary Interests (see Note 5 to the financial statements). Other professional fees were higher during the nine months ended September 30, 1999 as a result of accounting and legal fees incurred by Ariston. The overall expense increase from 1999 to 2000 was partially offset by a decrease in expenses from property operating activities. During the nine months ended September 30, 2000, additional costs related to the development of the Rancho Malibu property were capitalized and are included in real estate held for development on the consolidated balance sheet at September 30, 2000 (see Note 4 to the financial statements).

     The above changes resulted in an increase in the Company's net loss for the nine months ended September 30, 2000 to $3,414,280 ($2.26 per share) from $1,632,735 ($1.41 per share) for the same period in 1999. The net loss per share for the nine months ended September 30, 2000 is based on the weighted average number of shares outstanding during the period of 1,512,046 compared to 1,156,074 for the same period in 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER, 1999:

    Total income for the three months ended September 30, 2000 increased to $1,878,585 from $461,647 for the same period in 1999. The increase reflects income during the three months ended September 30, 2000 from the Company's investment in Equis II of $561,616 and the Special Beneficiary Interests of $950,583 (see Note 5 to the financial statements). Revenues also include the recognition of (i) rental income from two commercial buildings and equipment on operating leases and (ii) interest income from a note receivable from affiliates resulting from the acquisition of Ariston. The increase from 1999 to 2000 was partially offset by a decrease in income earned on investments due to a decrease in cash available for investment and a decrease in income earned on the note receivable from affiliates discussed above.

    Total expenses for three months ended September 30, 2000 increased to $2,941,401 from $1,035,238 for the same period in 1999. The increase of $1,906,163 from 1999 to 2000 was due in part, to interest expense incurred in connection with indebtedness related to the Company's investment in Equis II and the Special Beneficiary interests. Interest expense incurred related to these investments was approximately $321,000 and $116,000, respectively, for the three months ended September 30, 2000. In addition, the Company recorded amortization expense of $1,722,444 during the three months ended September 30, 2000 in connection with its investment in Equis II and the Special Beneficiary Interests (see Note 5 to the financial statements). Other professional fees were higher during the three months ended September 30, 1999 as a result of accounting and legal fees incurred by Ariston. During the three months ended September 30, 2000, additional costs related to the development of the Rancho Malibu property were capitalized and are included in real estate held for development on the consolidated balance sheet at September 30, 2000.

     The above changes resulted in an increase in the Company's net loss for the three months ended September 30, 2000 to $1,062,816 ($0.61 per share) from $573,591 ($0.49 per share) for the same period in 1999. The net loss per share for the three months ended September 30, 2000 is based on the weighted average number of shares outstanding during the period of 1,728,344 compared to 1,170,889 for the same period in 1999.

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

(b)      No report on Form 8-K was filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES


PURSUANT to the requirements of the Exchange Act, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


SEMELE GROUP INC.




By:   /s/ Gary D. Engle                               Date:  November 14, 2000
      Gary D. Engle, Chairman, Chief Executive
      Officer and Director




By:   /s/ James A. Coyne                              Date:  November 14, 2000
      James A. Coyne, President, Chief Operating
      Officer and Director