Form 10-K
period 2000-12-31
SEMELE GROUP INC
filed 2001-04-17
CIK 812914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

                             Shares of Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 2000 were $24,765,721. Shares of common stock outstanding as of March 2, 2001: 2,078,718. The aggregate market value of the Issuer's shares of common stock held by non-affiliates on such date was $3,005,020.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to security holders for the year ended December 31, 2000 (Part I and II) Transitional Small Business Disclosure
                              Format: YES / /. NO /X/.

Certain statements in this annual report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans," and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Company's ability to successfully implement a growth-oriented business plan. Actual results could differ materially from those projected in any forward-looking statements.

                                SEMELE GROUP INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

-------------------------------------------------------------------------------

                                     PART I

ITEM 1         DESCRIPTION OF BUSINESS                                        2
ITEM 2         DESCRIPTION OF PROPERTY                                        5
ITEM 3         LEGAL PROCEEDINGS                                              5
ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            6

                                     PART II

ITEM 5         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       7
ITEM 6         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      7
ITEM 7         FINANCIAL STATEMENTS                                           7
ITEM 8         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                       7

                                    PART III

ITEM 9         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS   8
ITEM 10        EXECUTIVE COMPENSATION                                         9
ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                    11
ITEM 12        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                12
ITEM 13        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K                                                   18

SIGNATURES                                                                   21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT.

Semele Group Inc. (the Company) is a Delaware corporation that was organized on April 14, 1987 as Banyan Strategic Land Fund II to invest primarily in short-term, junior, pre-development, and construction mortgage loans. Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages. For the years 1993, 1994 and 1995, the Company elected to be treated as a real estate investment trust (REIT) for income tax purposes. Effective January 1, 1996, the Company revoked its REIT status and became a taxable "C" corporation. Since then, the Company has attempted to seek out ways to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $99 million at December 31, 2000) could make it a value-added buyer. In recent years, the Company made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix beyond its principal real estate asset, consisting of 274 acres of land located in Southern California known as Rancho Malibu. Today, the Company is engaged in various real estate activities, including residential property development, and holds investments in other companies operating in niche financial markets, principally involving real estate and equipment leasing. The Company's common stock is listed on the Nasdaq SmallCap Market under the trading symbol VSLF. In order to preserve the benefits of the Company's existing net operating loss carryforwards, the Restated Bylaws of the Company include a provision that 1prohibits any person from acquiring more than 4.9% of the outstanding shares of common stock of the Company.

PENDING AND RECENT ACQUISITIONS

See also Item 12 - Certain Relationships and Related Transactions.

On December 22, 2000, an affiliate of the Company, MILPI Acquisition Corp., entered into an agreement and plan of merger to acquire PLM International, Inc., a San Francisco based equipment leasing and asset management company. The plan of merger involved a tender offer by MILPI Acquisition Corp. to purchase all of the outstanding common stock of PLM for cash. MILPI Acquisition Corp. is a wholly-owned subsidiary of MILPI Holdings LLC, which is owned by four Delaware business trusts (collectively referred to as the AFG Trusts) that are engaged predominantly in the equipment leasing business. The AFG Trusts are consolidated affiliates of the Company. This transaction was pending at December 31, 2000. (See Note 17 - Subsequent Events contained in the accompanying consolidated financial statements for the year ended December 31, 2000 included in the 2000 annual report.)

During the fourth quarter of 1999, the Company issued $19.586 million of promissory notes to acquire an 85% equity interest in Equis II Corporation (Equis II), a Massachusetts corporation having a controlling interest in the AFG Trusts. During the first quarter of 2000, the Company sought and obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% equity interest of Equis II. On April 20, 2000, the Company issued 510,000 shares of common stock for that purpose. The market value of the shares issued was $2,358,750 ($4.625 per common share) based upon the closing price of the Company's common stock on April 20, 2000.

In November 1999, the Company purchased certain equity interests, referred to as Special Beneficiary Interests, in the AFG Trusts controlled by Equis II. The Special Beneficiary Interests consist of an 8.25% non-voting carried interest in each of the trusts. The Company purchased the Special Beneficiary Interests for $9,652,500 under the terms of a non-recourse note, payable over 10 years and bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the Special Beneficiary Interests.

On August 31, 1998, the Company acquired Ariston Corporation for $12.45 million, consisting of cash of $2 million and a purchase-money note of $10.45 million. Ariston owns limited partner and beneficiary interests in 16 entities that are engaged in the equipment leasing and real estate businesses. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston.

(b)  BUSINESS ACTIVITIES.

GENERAL

At December 31, 2000, the Company was actively engaged in two principal business areas: real estate and equipment leasing.

REAL ESTATE

The Company owns equity interests in affiliated companies that are engaged in real estate leasing or development activities, as well as winter resorts. These interests consist of the following:

RANCHO MALIBU
The Company owns 274 acres of undeveloped land north of Malibu, California called Rancho Malibu. Prior to May 10, 2000, the Company had owned a 98.6% interest in the property, with the remaining 1.4% interest owned by an affiliate, Legend Properties, Inc. On May 10, 2000, the Company purchased Legend's ownership interest for nominal consideration and a mutual general release. Several legal actions to preclude development of Rancho Malibu were resolved in favor of the Company in 1998. Approximately 40 acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. The Company believes it has obtained all permits necessary to commence development of Rancho Malibu and is seeking a joint venture partner to participate in the project.

LAND AND BUILDINGS
The Company has ownership interests in two commercial properties, consisting of land and buildings, which are leased to a major university. The buildings are used in connection with the university's international education programs and include both classroom and dormitory space. One building is located in Washington, D.C. and the other is located in Sydney, Australia.

WINTER RESORTS - EFG KIRKWOOD LLC
The Company and the AFG Trusts own EFG Kirkwood LLC which holds an equity interest in Mountain Resort Holdings LLC (Mountain Resort Holdings) and Mountain Springs Resorts LLC (Mountain Springs Resorts). Mountain Resort Holdings owns Kirkwood Mountain Resort, a ski resort located in northern California that is approximately 30 miles from South Lake Tahoe, Nevada, a public utility that services the local community, and land that is held for residential and commercial development. A wholly-owned subsidiary of Mountain Springs Resorts, Durango Resort LLC, owns 80% of the common stock and 100% of the Class B preferred stock of Purgatory Ski Resort in Durango, Colorado.

RESIDENTIAL COMMUNITY - EFG/KETTLE DEVELOPMENT LLC
The Company and two of the AFG Trusts own EFG/Kettle Development LLC, a Delaware limited liability company that was established to acquire a 49.9% indirect ownership interest in a real estate development project in Kelowna, British Columbia, Canada called Kettle Valley. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. A subsidiary of the Company is the sole general partner of Kettle Valley Development Limited Partnership. The remaining equity interests in the project are owned by a third party.

The Company's real estate activities involve several risks, including, but not limited to, market factors that could influence the demand for and pricing of the Company's residential development projects. Rancho Malibu is intended to be a high-end residential community with individual home prices in excess of $1 million. Kettle Valley is a large-scale community, offering single-family homes priced from approximately $250,000 (CDN) to $350,000 (CDN). This project is located in British Columbia, Canada and, therefore, subject to economic and market factors not necessarily similar to those in the United States. Adverse developments in general economic conditions could have a negative affect on the marketability of either Rancho Malibu or Kettle Valley.

In addition to the foregoing, the Company is engaged in the operation of two ski resorts through its ownership interest in EFG Kirkwood LLC. Ski resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely effect the profitability of a given resort. Many operators of ski resorts have greater financial resources and experience in the industry than either the Company or its partners.

The Company's involvement in real estate development also introduces financial risks, including the potential need to borrow funds to develop its projects. While the Company's management presently does not foresee any unusual risks in this regard, it is possible that factors beyond its control, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future. Alternatively, the Company could establish joint ventures with other parties to share participation in its development projects.

One of the Company's commercial buildings is located in Sydney, Australia; and, therefore, ownership of this property, like Kettle Valley, is subject to the regulations of a foreign government. The Company's management believes these risks to be minimal. The Company has no plans to sell either of its two commercial buildings, both of which are subject to lease agreements with a large educational institution.

EQUIPMENT LEASING

In addition to real estate, the Company has ownership interests in several limited partnerships and business trusts that are engaged primarily in the business of equipment leasing. The Company's largest equity stake consists of a Class B equity interest, representing approximately 62% of the voting interests, in the AFG Trusts, which were established by an affiliate between 1992 and 1995. The trusts are limited life entities that have scheduled dissolution dates ranging from December 31, 2003 to December 31, 2006. (See Item 12 - Certain Relationships and Related Transactions.)

The Company's investment in leased equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence, the credit quality of lessees, and potential defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Another risk is that the credit worthiness of a lessee may decline after lease commencement. In addition, the leasing industry is very competitive. Upon the expiration of each primary lease term, the managing trustee of the AFG Trusts (AFG ASIT Corporation, a wholly-owned subsidiary of the Company) must determine whether to sell or re-lease the equipment, depending on the economic advantages of each alternative. Each trust is subject to considerable competition when equipment is re-leased or sold. The trusts must compete with lease programs offered directly by manufacturers and other equipment leasing companies, including similarly organized and managed business trusts and limited partnerships that include affiliated partnerships and trusts that may seek to re-lease or sell equipment within their own portfolios to the same customers as the trusts. Many competitors have greater financial resources and more experience than the Company, the AFG Trusts, the managing trustee, and their adviser, Equis Financial Group Limited Partnership. In addition, default by a lessee under a lease agreement may cause equipment to be returned to the trusts at a time when the managing trustee or the adviser is unable to arrange the sale or re-lease of such equipment. This could result in the loss of potential lease revenues and weaken the trusts' ability to repay related indebtedness.

Over time, each of the AFG Trusts will begin to liquidate their portfolios of equipment. Similarly, the Managing Trustee will seek to liquidate any non-equipment investments as the trusts near their scheduled dissolution dates. One lessee accounted for 10% or more of the Company's consolidated lease revenues during the year ended December 31, 2000. (See Note 6 - Equipment, contained in the Company's consolidated financial statements included in the 2000 annual report. See Item 13(a)(3) for the corresponding lease agreement filed with the Securities and Exchange Commission.)

AN AFFILIATE OF THE COMPANY IS ADVISER TO THE AFG TRUSTS

An affiliate of the Company, Equis Financial Group Limited Partnership (EFG), serves as adviser to the AFG Trusts. EFG is a Massachusetts limited partnership controlled by the Company's Chairman and Chief Executive Officer, Gary D. Engle. EFG and its subsidiaries are engaged in various aspects of the equipment leasing business, including EFG's role as manager or adviser to several direct-participation equipment leasing programs in addition to the AFG Trusts. EFG arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking. (See Item 12 - Certain Relationships and Related Transactions.)

INVESTMENT COMPANY ACT CONSIDERATIONS

The Investment Company Act of 1940 places restrictions on the capital structure and business activities of companies registered thereunder. The Company and its consolidated affiliates have active business operations in the financial services industry with an emphasis on equipment leasing and real estate ownership, development and management. The Company and its consolidated affiliates do not intend to engage in investment activities in a manner or to an extent that would require the Company or any of its consolidated affiliates to register as an investment company under the Investment Company Act of 1940. However, it is possible that the Company or one of its consolidated affiliates might unintentionally engage in an activity or activities that could be construed to fall within the scope of the Act. If the Company or any of its consolidated affiliates was determined to be an investment company, their businesses would be adversely affected. The managing trustee of the AFG Trusts is engaged in discussions with the Staff of the Securities and Exchange Commission regarding whether or not the AFG Trusts may be inadvertent investment companies by virtue of their recent acquisition activities.

SMALL BUSINESS ISSUER

The Company's consolidated financial statements contained in the 2000 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer is a company with annual revenues of less than $25 million and a public float of less than $25 million for two consecutive years. As a result of the Company's recent and pending acquisitions, it may not qualify as a Small Business Issuer in the future.

ITEM 2. DESCRIPTION OF PROPERTY

Incorporated herein by reference to Notes 4, 5 and 6 contained in the Company's consolidated financial statements included in the 2000 annual report.

ITEM 3. LEGAL PROCEEDINGS

The Company and its consolidated affiliates have been parties to lawsuits that have arisen out of the conduct of their businesses. No actions were pending at December 31, 2000. The following actions were resolved during the year ended December 31, 1999:

LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL. On or about January 15, 1998, certain plaintiffs (the Plaintiffs) filed a class and derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the United States District Court for the Southern District of Florida (the Court) on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the AFG Trusts (collectively, the Nominal Defendants), against EFG and a number of its affiliates, including AFG ASIT Corporation, as defendants (collectively, the Defendants). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit." The Class Action Lawsuit was divided into two sub-classes on March 22, 1999.

On May 26, 1999, the Court issued its Order and Final Judgment approving settlement of the Class Action Lawsuit with respect to claims asserted by the Plaintiffs on behalf of the sub-class that included the AFG Trusts. Claims involving the second sub-class, not including the AFG Trusts, remain pending. As a result of the settlement, the AFG Trusts declared and paid a special cash distribution of $4 million, including legal fees for Plaintiff's counsel of $215,000, that was paid in July 1999. In addition, the then owners of the AFG Trusts' Class B interests agreed to commit $9 million of their Class B capital contributions (paid in connection with their purchase of Class B interests in July 1997) to the AFG Trusts for the trusts' general business purposes. In the absence of this commitment, the then owners of the Class B interests would have been entitled to the return of the full $9 million as a Class B capital distribution.

ACTION INVOLVING NATIONAL STEEL CORPORATION
In 1995, EFG, on behalf of three of the AFG Trusts and certain affiliated investment programs (collectively, the Plaintiffs), filed an action in the Commonwealth of Massachusetts Superior Court for damages and declaratory relief against National Steel Corporation, a lessee of the Plaintiffs. The Complaint sought reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Plaintiffs for the disputed sales tax items. This matter did not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Special Meeting of stockholders was held on November 2, 2000. At the Meeting the following proposals were approved:

1.       Election of Directors:

                                         NUMBER OF SHARES
                           --------------------------------------------
                                      FOR               WITHHELD
         Walter E. Auch            1,329,466             19,491

         Gary D. Engle             1,329,016             19,941

2. Issue 711,462 shares of the Company's common stock to Gary D. Engle, James A. Coyne, and certain trusts established for the benefit of Mr. Engle's children in payment of $3,600,000, plus accrued interest of $99,600, payable to them under the terms of promissory notes issued in connection with the Company's purchase of Equis II Corporation. (*)

                          NUMBER OF SHARES
                          ----------------
         For                   982,344

         Against                25,082

         Abstain                12,944

         Non-Vote              328,587

         (*) Subsequent to this vote, the Company amended the Equis II acquisition notes such that the $3.6 million installment was divided into two components, one due on May 31, 2000 in the principal amount of $1.598 million and one due on January 1, 2002 in the principal amount of $2.002 million. The $1.598 million installment (plus interest of $99,600) was repaid by issuing 326,462 shares of common stock on November 3, 2000.

3.       Approval of Independent Auditors:

                           NUMBER OF SHARES
                       -------------------------
         For                  1,340,432

         Against                  3,610

         Abstain                  4,915

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION.

Beginning January 8, 1999, the Company's shares were included for quotation on the NASDAQ SmallCap Market (trading symbol - VSLF). Prior to that date, the Company's shares were included for quotation on the NASDAQ National Market. The table below shows the quarterly high and low bid prices as reported by the NASDAQ SmallCap Market and the NASDAQ National Market during the years ended December 31, 2000 and 1999:

                                             SHARE PRICE
          QUARTER                 ----------------------------------
           ENDED                        2000             1999
          -------                       ----             ----
          3/31          High          $6.1875           $4.000
                        Low           $5.3750           $3.500

          6/30          High          $5.6250           $5.000
                        Low           $4.3750           $3.438

          9/30          High          $5.0000           $5.438
                        Low           $4.3125           $4.000

          12/31         High          $4.6250           $6.000
                        Low           $3.8125           $5.313

(b)  APPROXIMATE NUMBER OF SECURITY HOLDERS.

At March 2, 2001, there were 1,388 record holders of the Company's shares of common stock.

(c)  DIVIDENDS.

The Company did not declare a dividend in 2000, 1999 or 1998 and the Company's management does not anticipate that dividends will be paid in the foreseeable future. The Company's purchases of Equis II Corporation, the Special Beneficiary Interests and Ariston Corporation were highly leveraged transactions and, therefore, substantially all of the cash flow generated by these investments in the near term will be used to retire corresponding acquisition indebtedness. In addition, the Company expects that its development of Rancho Malibu may require additional sources of capital. The extent of the Company's liquidity needs for Rancho Malibu will be dependent upon the terms of any joint venture arrangement that the Company might establish in connection with this project. With consideration to the foregoing, the Company's ability to pay future dividends to its stockholders will be dependent upon, among other things, the level of liquidity required to repay its current debt obligations and to manage its real estate development and general operating expenses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Incorporated herein by reference to the section entitled "Management's Discussion and Analysis or Plan of Operation" in the 2000 annual report.

ITEM 7. FINANCIAL STATEMENTS

Incorporated herein by reference to the Company's consolidated financial statements included in the 2000 annual report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and executive officers of the Company are:

  Walter E. Auch, Sr.            Director
  Robert M. Ungerleider          Director
  Joseph W. Bartlett             Director
  Gary D. Engle                  Chairman, Chief Executive Officer and Director
  James A. Coyne                 President, Chief Operating Officer and Director
  Michael J. Butterfield         Chief Financial Officer and Treasurer

WALTER E. AUCH, SR., age 78, was, prior to retiring, the Chairman and Chief Executive officer of the Chicago Board Options Exchange. Previously, Mr. Auch was Executive Vice President, director and a member of the executive committee of PaineWebber. Mr. Auch is a director of Smith Barney Concert Series Funds, Smith Barney Trak Fund, The Brinson Partners Funds and Nicholas Applegate Funds. He also is a trustee of Banyan Strategic Realty Trust and a director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund), as well as a trustee of Hillsdale College and the Arizona Heart Institute.

ROBERT M. UNGERLEIDER, age 59, is of counsel to the law firm of Felcher Fox & Litner. Mr. Ungerleider has founded, developed and sold a number of startup ventures, including Verifone Finance, an equipment leasing company, Smartpage, a paging service company, and Financial Risk Underwriting Agency, Inc., an insurance firm specializing in financial guarantee transactions. Previously, Mr. Ungerleider practiced real estate and corporate law in New York City for ten years. Mr. Ungerleider also is a director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund).

JOSEPH W. BARTLETT, age 67, has been a partner in the law firm of Morrison & Foerster LLP since March 1996. From July 1991 until March 1996, Mr. Bartlett was a partner in the law firm of Mayer, Brown & Platt. He also is a director of Cyrk, Inc., which designs, manufactures and distributes custom-designed sports apparel and accessories and other products for promotional programs.

GARY D. ENGLE, age 52, has been Chairman and Chief Executive Officer of the Company since November 1997. Mr. Engle is President and Chief Executive Officer of EFG, sole shareholder and Director of its general partner, Equis Corporation, and a Vice President and a Director of several of EFG's subsidiaries and affiliates, including AFG ASIT Corporation. Mr. Engle also is a member of the Board of Managers of Echelon Development Holdings LLC and president of AFG Realty, Inc. Mr. Engle joined EFG in 1990 as an Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle co-founded Cobb Partners Development, Inc., a real estate and mortgage banking company, where he was a principal from 1987 to 1989. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development organization owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. degree from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

JAMES A. COYNE, age 41, has been President and Chief Operating Officer of the Company since May 1997. Mr. Coyne is Executive Vice President/Capital Markets of EFG, Vice President of AFG Realty, Inc., Senior Vice President of AFG ASIT Corporation, and President, Chief Executive Officer and Treasurer of Equis/Echelon Management Corporation, the Manager of Echelon Residential LLC. He is an equity member and manager of Echelon Residential Holdings LLC and a member of the Board of Managers of Echelon Development Holdings LLC. Mr. Coyne joined EFG in 1989 and remained with the company until May 1993 when he resigned to join the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. Mr. Coyne remained with the Raymond Company until November 1994 when he re-joined EFG. From 1985 to 1989, Mr. Coyne was employed by Ernst & Whinney (now known as Ernst & Young
LLP). Mr. Coyne holds a masters degree in accounting from Case Western Reserve University and a B.S. degree in Business Administration from John Carroll University and is a Certified Public Accountant.

MICHAEL J. BUTTERFIELD, age 41, has been Chief Financial Officer of the Company since June 2000 and Treasurer of the Company since November 1997. Mr. Butterfield is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates. He is treasurer of AFG ASIT Corporation and Vice President, Finance and Clerk of Equis/Echelon Management Corporation, the manager of Echelon Residential LLC. Mr. Butterfield joined EFG in June 1992 and was appointed Vice President, Finance, and Treasurer in April 1996, Senior Vice President in July 1999 and Executive Vice President and Chief Operating Officer in June 2000. Prior to joining EFG, Mr. Butterfield was an audit manager with Ernst & Young LLP, which firm he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London, England, prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. Mr. Butterfield holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

ITEM 10. EXECUTIVE COMPENSATION

A. DIRECTOR COMPENSATION

Outside directors are paid a quarterly fee of $3,750 ($15,000 per year), plus
(i) $875 for each board meeting attended in person, including meetings of the compensation and audit committees, and (ii) $250 per hour for each board meeting attended via telephonic conference call, including meetings of the compensation and audit committees. Each director is reimbursed for out-of-pocket expenses incurred to attend meetings of the board. Mr. Engle and Mr. Coyne, as employees of the Company, do not receive director compensation.

B. EXECUTIVE COMPENSATION

Compensation to Mr. Engle and Mr. Coyne for the years ended December 31, 2000, 1999 and 1998 is summarized below:

                                                                                 LONG-TERM COMPENSATION

                                            ANNUAL COMPENSATION (1)        AWARDS                       PAYOUTS
                                      ------------------------------------
                                                                 OTHER                                       ALL
                                                                 ANNUAL     RESTRICTED                       OTHER
NAME AND PRINCIPAL                                               COMPEN-     STOCK      OPTIONS    LTIP      COMPEN-
POSITION                       YEAR      SALARY        BONUS     SATION      AWARDS     SARS (#)   PAYOUTS   SATION
--------                       ----      ------        -----     ------      ------     --------   -------   ------
Gary D. Engle, Chairman        2000      $120,000(2)   n/a       n/a        n/a         n/a        n/a       n/a
and Chief Executive            1999      $120,000(2)   n/a       n/a        n/a         n/a        n/a       n/a
Officer                        1998      $120,000(2)   n/a       n/a        n/a         n/a        n/a       n/a

James A. Coyne, President      2000      $120,000(2)   n/a       n/a        n/a         n/a        n/a       n/a
and Chief Operating            1999      $120,000(2)   n/a       n/a        n/a         n/a        n/a       n/a
Officer                        1998      $120,000(2)   n/a       n/a        n/a         n/a        n/a       n/a

(1) Total compensation for each of the next three highest paid executive officers did not exceed $100,000 in 2000, 1999 or 1998.

(2) Payment of these amounts has been made in the form of common stock. The shares issued are held in a rabbi trust for the benefit of the executive. See discussion below.

Mr. Engle serves as Chief Executive Officer of the Company pursuant to an executive employment agreement dated November 10, 1997. Mr. Coyne serves as Chief Operating Officer of the Company pursuant to an executive employment agreement dated May 1, 1997. The provisions of the two agreements (hereafter referred to as the Compensation Agreements) are identical.

Pursuant to the Compensation Agreements, the Company pays each executive a base salary of $120,000 per year, subject to adjustment by the Board of Directors. In addition, the executives are entitled to receive such incentive or performance cash bonuses as the board may determine from time to time. Both Mr. Engle and Mr. Coyne have chosen to have their base salaries of $120,000 per year paid in the form of common stock pursuant to the terms of an Incentive Compensation Plan established for their benefit. The Compensation Agreements also provide that the Company will defer, under the Incentive Compensation Plan, an incentive bonus equal to 6% of the Company's pre-tax profits for each fiscal year, excluding results attributable to the Company's Rancho Malibu property. With respect to the Rancho Malibu property, the Compensation Agreements provide that the Company will defer for the benefit of each executive an incentive bonus amount equal to 10% of the amounts that the Company realizes in excess of its carrying value for the property. Finally, the Company, acting through the compensation committee of the Board of Directors, may defer additional discretionary bonuses for the executives from time to time as the compensation committee shall determine. To date, no such incentive bonus amounts have been paid to or deferred on account of either executive. Incentive stock options issued to Mr. Engle and Mr. Coyne, representing options to purchase 40,000 shares of the Company's common stock at an exercise price of $9.25 per share that were granted to each executive on December 30, 1997, were cancelled in 1999 in connection with the Company's acquisition of Equis II Corporation.

Pursuant to the Compensation Agreements, the base salaries of Mr. Engle and Mr. Coyne are paid in the form of common stock. At December 31, 2000, the Company had issued 82,140 and 82,139 shares of common stock to Mr. Engle and Mr. Coyne, respectively, for such compensation. The shares are held in a rabbi trust established by the Company for the benefit of each executive. For 1998 and thereafter, the number of shares of common stock held for the account of each executive is determined by dividing the dollar amount of salary deferred each month, by the average of the closing prices of the Company's shares for the last ten trading days of the month. (For 1997, the number of shares of common stock held for the account of each executive was determined by dividing the dollar amount of the salary deferred by the closing price of a share of the Company's common stock on December 30, 1997, the effective date of the Incentive Compensation Plan.) Common stock issued to an executive in lieu of salary is not subject to forfeiture. However, shares or other amounts deferred in consideration of an executive's bonuses are forfeited upon the Company's termination of the executive for cause under the Compensation Agreements. All shares or other amounts forfeited are returned to the Company.

Following an initial term that ended on December 31, 2000, the Compensation Agreements automatically renew each year for additional one-year terms unless either party gives written notice to the other not less than 30 days prior to the end of the renewal term that the party does not wish to renew his contract. The Company may terminate the Compensation Agreements for cause, and the executives may terminate their respective agreements at any time upon 60 days' prior written notice. In addition, the executives may terminate their agreements within 60 days of a change-in-control, and, in that event, the Company must continue the executive's salary and fringe benefits under the Incentive Compensation Plan for a period of 18 months. For purposes of the Compensation Agreements, "change-in-control" means an occurrence whereby (i) any person, partnership, corporation, entity or group (as that term is used in the Securities Exchange Act of 1934), in any single transaction or series of related transactions, directly or indirectly acquires beneficial ownership of more than 50% of the Company's voting securities or substantially all of the Company's assets, or (ii) individuals who were members of the Board of Directors immediately prior to a meeting of stockholders involving a contest for the election of directors do not constitute a majority of the board following such election or (iii) the executive fails to be elected or re-elected to the board, unless the executive was not nominated with his consent. If the Company terminates an executive or the Company elects not to renew an executive's Compensation Agreement within 24 months following a change-in-control, the Company must pay to the executive in a lump sum an amount equal to the greater of (i) three times the base salary paid to the executive in the 36 months preceding the change-in-control and (ii) the base salary due to be paid the executive through the end of the renewal term of his agreement. If the Company terminates the employment of an executive without cause, all payments under his Compensation Agreement continue through the end of the then renewal term. If the Company elects not to renew an executive's Compensation Agreement at the end of any renewal term, the executive will receive a termination settlement equal to 12 months' salary and will continue to receive insurance benefits for 12 months, unless such non-renewal occurs within 24 months following a change-in-control, in which case, the executive will receive the benefits prescribed for a change-in-control event. If Mr. Engle ceases to be Chief Executive Officer and a director of the Company or if Mr. Coyne ceases to be President and a director of the Company, except if either executive resigns voluntarily or is terminated for cause, the notes issued by the Company for the purchase of Equis II Corporation, having a principal balance of $13,002,000 at December 31, 2000, will become immediately due and payable.

EXECUTIVE AND DIRECTOR STOCK OPTION PLAN.

No stock options were granted or exercised under the Company's 1994 Executive and Director Stock Option Plan by executive officers in 2000. During 1999, in connection with the acquisition of Equis II, Mr. Engle and Mr. Coyne forfeited and the Company cancelled, the options that each of them held to purchase 40,000 shares of common stock of the Company at an exercise price of $9.25 per share. Currently, no executive officer holds any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial owners of common stock as of March 2, 2001 by: (i) each person or entity who is known by the Company to own more than five percent of the common stock (together with such person's address); (ii) each director and each executive officer of the Company named in the executive compensation table; and (iii) all current directors and officers as a group. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares of common stock that are not outstanding but may be acquired by that person or entity upon exercise of all options and warrants exercisable by that person or entity within 60 days of March 2, 2001. However, such shares of common stock are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person or entity. Mr. Butterfield does not own any shares of common stock of the Company.

NAME OF PERSON OR ENTITY                                 NUMBER OF SHARES    PERCENT OF TOTAL SHARES
AFG Hato Arrow Limited Partnership                        198,700(1)                  9.6%
AFG Dove Arrow Limited Partnership
AIP/Larkfield Limited Partnership
c/o Equis Corporation
88 Broad Street
Boston, Massachusetts 02110

Gary D. Engle, Chairman, Chief Executive                  836,794(2)                 40.3%
Officer and Director
c/o Equis Corporation
200 Nyala Farms
Westport, Connecticut 06880

James A. Coyne, President, Chief Operating                366,747(3)                 17.6%
Officer and Director
c/o Equis Corporation
200 Nyala Farms
Westport, Connecticut 06880

Joseph W. Bartlett, Director                                5,000(4)              Less than 1%

Robert M. Ungerleider, Director                             5,600(4)              Less than 1%

Walter E. Auch, Sr., Director                               6,100(4)              Less than 1%

All Directors and Officers of the Company,                 1,220,241                 58.3%
as a group (6 persons)

(1) Based upon reports filed with the Securities and Exchange Commission by certain affiliates of EFG pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, indicating ownership of 5% or more of the Company's outstanding common stock. At March 2, 2001: (i) AFG Hato Arrow Limited Partnership owns 63,544 shares, amounting to 3.1% of the outstanding common stock; (ii) AFG Dove Arrow Limited Partnership owns 61,673 shares, amounting to 3.0% of the outstanding common stock; and (iii) AIP/Larkfield Limited Partnership owns 73,483 shares, amounting to 3.5% of the outstanding common stock. Gary D. Engle, Chairman, Chief Executive Officer and a director of the Company, has effective control over the operation of each of these limited partnerships.

(2) Includes 1,100 shares owned directly, 554,854 shares owned by a family corporation over which he has control, and 82,140 shares owned by the trustee of a rabbi trust for the benefit of Mr. Engle over which Mr. Engle has voting control. The shares held by such trustee represent salary deferred by Mr. Engle pursuant to the Company's Incentive Compensation Plan. Because Mr. Engle has effective control over AFG Hato Arrow Limited Partnership, AFG Dove Arrow Limited Partnership and AIP/Larkfield Limited Partnership, he also is deemed to beneficially own the 198,700 shares owned by those partnerships.

(3) Includes 284,608 shares owned directly and 82,139 shares owned by the trustee of a rabbi trust for the benefit of Mr. Coyne over which Mr. Coyne has voting control. The shares held by such trustee represent salary deferred by Mr. Coyne pursuant to the Company's Incentive Compensation Plan.

(4) Includes 5,000 shares underlying currently exercisable options granted under the Company's 1994 Executive and Director Stock Option Plan.

The Company is not aware of any other person who, alone or as part of a group, beneficially owns more than 5% percent of the outstanding shares of the Company's common stock at March 2, 2001. The Company is not aware of any arrangement that may at a subsequent date result in a change of control of the Company. In order to preserve the benefits of the Company's existing net operating loss carryforwards, the Restated Bylaws of the Company include a provision that prohibits any person from acquiring more than 4.9% of the outstanding shares of common stock of the Company.

See Item 10, Executive Compensation, for information on Stock Options of the Company held by officers and directors pursuant to the 1994 Executive and Director Stock Option Plan and for information on shares held in a rabbi trust for the benefit of certain officers pursuant to the Company's Incentive Compensation Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of common stock and other equity securities of the Company with the SEC and the National Association of Securities Dealers, Inc. Based on the Company's records and other information, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with during 2000, except that Gary D. Engle inadvertently filed a late report with respect to three transactions that occurred in December 2000 and Mr. Engle and James A. Coyne each inadvertently filed a late report with respect to monthly acquisitions in 2000 by a rabbi trust for their benefit.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADMINISTRATIVE SERVICES
A number of the Company's administrative functions are performed by EFG pursuant to the terms of a services agreement dated May 7, 1997. EFG is controlled by Gary D. Engle, the Company's Chairman and Chief Executive Officer. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses for which EFG is reimbursed at actual cost. The Company incurred total administrative costs of $153,474 and $153,823 during the years ended December 31, 2000 and 1999, respectively.

EFG also provides asset management and other services to the AFG Trusts and is compensated for those services based upon the nature of the underlying transactions. For equipment reinvestment acquisition services, EFG is paid an acquisition fee equal to 1% of base purchase price. For management services, EFG is paid a management fee equal to 5% of lease revenues earned from operating leases and 2% of lease revenues earned from full-payout leases. Operating expenses incurred by the trusts are paid by EFG on their behalf and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2000 and 1999, which were paid or accrued by the trusts to EFG or its affiliates, are as follows:

                                                           2000                     1999
                                                    ------------------       -----------
     Acquisition fees                               $           39,210       $          172,255
     Equipment management fees                                 985,596                1,714,230
     Administrative charges                                    662,087                  608,612
     Reimbursable operating expenses
          due to third parties                               1,393,300                1,717,485
                                                    ------------------       ------------------
                                       Total        $        3,080,193       $        4,212,582
                                                    ==================       ==================

The AFG Trusts are limited-life entities having the following scheduled dissolution dates:

AFG Investment Trust A - December 31, 2003          AFG Investment Trust C - December 31, 2004
AFG Investment Trust B - December 31, 2003          AFG Investment Trust D - December 31, 2006

ACQUISITION OF EQUIS II CORPORATION AND RELATED FINANCING
During the fourth quarter of 1999, the Company issued $19.586 million of promissory notes to acquire an 85% equity interest in Equis II Corporation, a Massachusetts corporation having a controlling interest in the AFG Trusts. The trusts were organized between 1992 and 1995 by the predecessor of EFG. During the first quarter of 2000, the Company sought and obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% equity interest of Equis II. On April 20, 2000, the Company issued 510,000 shares of common stock for that purpose. The market value of the shares issued was $2,358,750 ($4.625 per common share) based upon the closing price of the Company's common stock on April 20, 2000.

Prior to the Company's acquisition of Equis II Corporation, Equis II was owned by Mr. Engle, certain trusts established for the benefit of Mr. Engle's children, and by James A. Coyne, the Company's President and Chief Operating Officer. Equis II commenced operations on July 17, 1997. The company owns Class B interests in each of AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests). Through its ownership of the Class B interests, Equis II controls approximately 62% of the voting interests in each of the trusts. However, on certain voting matters, principally those involving transactions with related parties, Equis II is obligated to vote its Class B interests consistent with the majority of unaffiliated investors. In addition to the Class B interests, Equis II owns AFG ASIT Corporation, the managing trustee of the trusts. AFG ASIT Corporation has a 1% carried interest in the trusts and, as managing trustee, has significant influence over their operations.

The $19.586 million of promissory notes issued by the Company to acquire Equis II Corporation is divided into two groups of notes. The first group aggregates $14.6 million and matures on October 31, 2005. These notes bear interest at a face rate of 7% annually, but provide for quarterly interest payments based upon a pay-rate of 3%. The remaining portion, or 4%, is deferred until the maturity date. The first principal payment originally was set to commence on May 31, 2000 in the amount of $3,600,000. Subsequently, the notes were amended such that the first installment was divided into two components, one due on May 31, 2000 in the principal amount of $1,598,000 and one due on January 1, 2002 in the principal amount of $2,002,000. Amortization of the remaining principal balance is scheduled as follows: $4,000,000 is due on October 31, 2002; $4,000,000 is due on May 31, 2003; and $3,000,000 is due on October 31, 2005. All of the notes may be prepaid without penalty. The Company satisfied the principal installment ($1,598,000) that was due on May 31, 2000 and interest due through August 31, 2000 ($99,600) by issuing 326,462 shares of common stock on November 3, 2000, as permitted by authorization of the Company's shareholders obtained on November 2, 2000.

The second group of promissory notes issued by the Company to acquire Equis II aggregate $4.986 million and have payment terms identical to certain debt obligations of Mr. Engle and Mr. Coyne to the Company by virtue of the acquisition of Equis II and Ariston Corporation. (See Ownership Interests in Affiliated Companies - Equity Interests in Partnerships, below.) At the time of the Company's initial 85% investment in Equis II, Mr. Engle and Mr. Coyne had debt obligations to (i) Equis II Corporation totaling $1,901,000 and (ii) a subsidiary of Ariston, Old North Capital Limited Partnership, totaling $3,085,000. As a result of the Equis II transaction, the Company became the beneficiary on notes due from Mr. Engle and Mr. Coyne and the obligor on new notes, having identical terms and for equal amounts, due to Mr. Engle, or family trusts controlled by Mr. Engle, and to Mr. Coyne. On

January 26, 2000, Mr. Engle and Mr. Coyne made principal and interest payments of $2,082,302 to Old North Capital Limited Partnership in partial repayment of their respective obligations. On the same date, the Company made principal and interest payments to Mr. Engle (and certain family trusts) and to Mr. Coyne totaling $2,082,302 in partial repayment of the Company's obligations to them. The Company intends to make future payments with respect to these notes using the proceeds from payments made by Mr. Engle and Mr. Coyne to Equis II and Old North Capital Limited Partnership. The terms of the notes provide that the Company will be relieved of its obligations to make payments during the period of any default by either Mr. Engle or Mr. Coyne in remitting payments with respect to their obligations to Equis II or Old North Capital Limited Partnership.

In connection with the Equis II transaction, Mr. Engle and Mr. Coyne forfeited, and the Company canceled, the stock options awarded to each of them to purchase 40,000 shares of common stock at an exercise price of $9.25 per share that were granted on December 30, 1997. In addition, Mr. Engle retained voting control of the Class B interests and the common stock of AFG ASIT Corporation through a voting trust agreement, until the earlier of the Company's repayment of the $19.586 million of promissory notes issued to acquire Equis II or Mr. Engle's express written agreement to terminate the voting trust. Because of the voting trust agreement, the Company recorded its investment in Equis II using the equity method of accounting until November 2000, when the voting trust agreement was terminated by mutual agreement of the Company and Mr. Engle. That event caused the Company to obtain full ownership and control of Equis II and control of the AFG Trusts and, therefore, to treat the acquisition of Equis II as a combination of businesses under common control. Accordingly, the Company's consolidated financial statements at December 31, 2000 and for the year then ended include the consolidated financial statements of Equis II Corporation. In addition, the Company's 1999 financial statements have been restated to reflect the consolidation of Equis II as if it had occurred prior to January 1, 1999.

SPECIAL BENEFICIARY INTERESTS
In November 1999, the Company purchased certain equity interests in the AFG Trusts, referred to as Special Beneficiary Interests. The Special Beneficiary Interests were purchased from EFG and consist of an 8.25% non-voting carried interest in each of the trusts. The Company purchased the interests for $9,652,500 under the terms of a non-recourse note, payable over 10 years and bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the Special Beneficiary Interests. To date, the Company has received cash distributions of $3,189,168 from the Special Beneficiary Interests and has paid EFG an equal amount consisting of principal and accrued interest. At December 31, 2000, the note had an outstanding principal balance of $6,634,544. The Special Beneficiary Interests have been eliminated in consolidation.

OTHER INDEBTEDNESS TO AFFILIATES
In connection with a transaction in 1997, the Company borrowed $4,419,500 from certain affiliates controlled by Mr. Engle, including $462,353 from AFG Investment Trust A. The corresponding note obligations bear interest at an annualized rate of 10% and require mandatory principal repayments to the extent the Company realizes any net cash proceeds from the sale or refinancing of Rancho Malibu. The notes, which were set to mature on April 30, 2000, have been extended to April 30, 2003. During each of the years ended December 31, 2000 and 1999, the Company incurred interest expense of $441,950 in connection with this indebtedness. The obligation to AFG Investment Trust A ($462,353) and related annual interest expense ($46,235) have been eliminated in consolidation.

DUE FROM AFFILIATES
Amounts due from affiliates are summarized below:

                                                                   2000                   1999
                                                            -----------------       -----------------
   Loan obligations due from Mr. Engle and Mr. Coyne        $       2,937,205       $       4,986,000
   Interest receivable on loan obligations due from
     Mr. Engle and Mr. Coyne                                          257,029                 112,282
   Rents receivable from EFG escrow  (1)                            1,007,073               4,719,270
   Advances to Kettle Valley Development LP                           152,279                 152,279
                                                            -----------------       -----------------
   Total                                                    $       4,353,586       $       9,969,831
                                                            =================       =================

    (1) All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis.

INDEBTEDNESS AND OTHER OBLIGATIONS TO AFFILIATES
A summary of the Company's indebtedness and other obligations to affiliates appears below.

                                                              2000                     1999
                                                       ------------------       -----------
   Principal balance of indebtedness to affiliates     $       34,949,392       $       46,973,112
   Accrued interest due to affiliates                           1,457,597                  793,401
   Other  (1)                                                     202,578                  533,283
                                                       ------------------       ------------------
   Total                                               $       36,609,567       $       48,299,796
                                                       ==================       ==================

    (1) Consists primarily of amounts due to EFG for administrative services and operating expenses.

PRINCIPAL BALANCE OF INDEBTEDNESS TO AFFILIATES
The principal balance of the Company's indebtedness to affiliates at December 31, 2000 and 1999 consists of the obligations listed below. The carrying value of the Company's debt obligations approximates fair value at December 31, 2000.

                                                                                        BALANCE AT      DUE WITHIN     BALANCE AT
                                                                                       DECEMBER 31,    ONE YEAR OR     DECEMBER 31,
                                                                                           2000         ON DEMAND         1999
  Notes payable to Mr. Engle, or family trusts controlled by Mr. Engle, resulting from the purchase of Equis II Corporation; 7% annual interest;
    maturing on Oct. 31, 2005. (1) (3)                                                 $8,624,660        $     --       $9,684,667

  Note payable to Mr. Coyne resulting from purchase of
    Equis II Corporation; 7% annual interest; maturing on Oct. 31, 2005. (1) (3)        4,377,340              --        4,915,333
                                                                                     ------------     -----------     ------------
                                                 Sub-total                             13,002,000                       14,600,000
                                                                                     ------------     -----------     ------------
  Notes payable to Mr. Engle, or family trusts controlled
    by Mr. Engle, resulting from the purchase of Equis II
    Corporation;  11.5%  annual  interest;  due on demand. (1) (2)                        687,349         687,349        2,046,383

  Note payable to Mr. Coyne resulting from purchase of
    Equis II Corporation; 11.5% annual interest;
           due on demand. (1) (2)                                                         348,856         348,856        1,038,617
                                                                                     ------------     -----------     ------------
                                                 Sub-total                              1,036,205       1,036,205        3,085,000
                                                                                     ------------     -----------     ------------
  Notes payable to Mr. Engle, or family trusts controlled by Mr. Engle, resulting from purchase of Equis II Corporation; 7.5% annual interest;
    maturing on Aug. 8, 2007. (1) (2)                                                   1,260,997              --        1,260,997

  Note payable to Mr. Coyne resulting from purchase of
    Equis II Corporation; 7.5% annual interest; maturing
    on Aug. 8, 2007. (1) (2)                                                              640,003              --          640,003
                                                                                     ------------     -----------     ------------
                                                 Sub-total                              1,901,000              --        1,901,000
                                                                                     ------------     -----------     ------------
  Note payable to EFG for purchase of Ariston
    Corporation; 7% annual interest; maturing on Aug. 31, 2003.                         8,418,496              --       10,450,000

  Note payable to EFG for purchase of AFG ASIT Corp.;
    11.5% annual interest; due on demand.                                                      --              --        1,100,000
  Note  payable  to EFG for cash  advances  in  connection
    with purchase  of  Class B  interests  in the  AFG  Trusts; 11.5%
    annual interest; due on demand.                                                            --              --        2,227,465

  Note payable to EFG for purchase of Special Beneficiary
    Interests;  7% annual  interest;  maturing on Nov. 18, 2009.                        6,634,544              --        9,652,500

  Notes payable to affiliates for 1997 asset purchase;
    10% annual interest; maturing on Apr. 1, 2003. (4)                                  3,957,147              --        3,957,147
                                                                                     ------------     -----------     ------------
                                                     Total                           $ 34,949,392     $ 1,036,205     $ 46,973,112
                                                                                     ============     ===========     ============

(1) The promissory notes issued to the former Equis II stockholders are general obligations of the Company secured by a pledge to the former Equis II stockholders of the shares of Equis II owned by the Company.

(2) These amounts are equal in aggregate to debt obligations of Mr. Engle and Mr. Coyne to Equis II Corporation and Old North Capital Limited Partnership included in amounts due from affiliates.

(3) The notes to Mr. Engle (and related family trusts) become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a Director of the Company, except if he resigns voluntarily or is terminated for cause. Similarly, the notes to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a Director of the Company, except if he resigns voluntarily or is terminated for cause.

(4) Net of principal debt obligations to AFG Investment Trust A of $462,353 eliminated in consolidation. See "Other Indebtedness to Affiliates" above.

COMMON STOCK OWNED BY AFFILIATES
In connection with a transaction in 1997, the Company issued 198,700 shares of common stock to certain affiliates controlled by Mr. Engle, including 20,969 shares that are owned indirectly by AFG Investment Trust A. The shares so owned by AFG Investment Trust A have been eliminated in consolidation.

GUARANTY OF AFFILIATE'S LEASE OBLIGATIONS
On March 8, 2000, the AFG Trusts became guarantors of the lease payment obligations of Echelon Commercial LLC under a certain master lease agreement. Echelon Commercial LLC is an affiliate of the Company and the AFG Trusts and is controlled by Gary D. Engle. (For additional information, see Note 9 - Guaranty Obligations contained in the Company's consolidated financial statements included in the 2000 annual report.)

OWNERSHIP INTERESTS IN AFFILIATED COMPANIES The Company has equity interests in the following affiliates:

                                                              2000                     1999
                                                       ------------------       ------------------
   EFG Kirkwood LLC                                    $       10,224,163       $        7,517,000
   EFG/Kettle Development LLC                                   8,527,542                8,837,500
   Equity Interests in Partnerships                             2,934,186                2,984,222
                                                       ------------------       ------------------
   Total                                               $       21,685,891       $       19,338,722
                                                       ==================       ==================

WINTER RESORTS - EFG KIRKWOOD LLC
On May 1, 1999, the Company and the AFG Trusts formed a joint venture, EFG Kirkwood LLC, for the purpose of acquiring preferred and common stock interests in Kirkwood Associates, Inc. The AFG Trusts collectively purchased 100% of the Class A membership interests in EFG Kirkwood and the Company purchased 100% of the Class B membership interests in EFG Kirkwood. Generally, the Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The AFG Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to the Class A and Class B membership interests.

On April 30, 2000, Kirkwood Associates' ownership interests in certain assets and substantially all of its liabilities were transferred to Mountain Resort Holdings LLC (Mountain Resort). On May 1, 2000, EFG Kirkwood exchanged its interests in Kirkwood Associates for membership interests in Mountain Resort, thereby obtaining 37.9% of the membership interests in Mountain Resort. Mountain Resort, through four wholly owned subsidiaries, owns and operates Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development.

Subsequent to acquiring its interest in Mountain Resort, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC (Mountain Springs). Mountain Springs, through a wholly owned subsidiary, owns 80% of the common stock and 100% of the Class B Preferred stock in an entity that owns Purgatory Ski resort in Durango, Colorado. The Company's ownership interest in EFG Kirkwood had an original cost of $10,735,380, including an acquisition fee of $98,866 (1%) that was paid to EFG. The Company's ownership interest in EFG Kirkwood is accounted for using the equity method. The Company recorded a loss of $511,217 for the year ended December 31, 2000.

RESIDENTIAL COMMUNITY - EFG/KETTLE DEVELOPMENT LLC
On March 1, 1999, the Company and two of the AFG Trusts formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development project in Kelowna, British Columbia, Canada called Kettle Valley. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 95 residential units have been constructed and 4 are under construction, all of which have been sold. A subsidiary of the Company became general partner of Kettle Valley Development Limited Partnership on March 1, 1999. The remaining equity interests in the project are owned by a third party.

This ownership interest had a cost of $8,837,500 that was funded with cash of $6,204,347 and a non-recourse installment note of $2,633,153. The note matures on December 1, 2001 and bears interest at an annualized rate of 7.5%. The outstanding principal balance of the note was $938,513 and $1,891,587 at December 31, 2000 and 1999, respectively. The cost of this ownership interest exceeded the Company's equity interest in the underlying net assets of Kettle Valley Development Limited Partnership by approximately $1,300,000. Commencing January 1, 2000, this difference is being amortized on a straight-line basis over the estimated project development period of 10 years, resulting in amortization expense of $130,000 for the year ended December 31, 2000. This amount is included as an offset to equity income (losses) in affiliated companies on the consolidated statement of operations for the year 2000 included in the 2000 annual report. The Company accounts for this ownership interest using the equity method of accounting. During 2000, the Company decreased its investment in Kettle Valley by $179,958 to reflect its share of the project's net loss.

EQUITY INTERESTS IN PARTNERSHIPS
On August 31, 1998, the Company acquired Ariston Corporation for $12.45 million, consisting of cash of $2 million and a purchase-money note of $10.45 million. Ariston was purchased from EFG and owns equity interests in (i) a real estate limited partnership called AFG International Limited Partnership, which owns two commercial buildings leased to a major educational institution (see Note 5 - Land and Buildings contained in the Company's consolidated financial statements included in the 2000 annual report), and (ii) a 98% limited partner interest in Old North Capital Limited Partnership, which owns equity interests in each of the AFG Trusts and 11 other limited partnerships established by EFG's predecessor. The remaining 2% equity interests in Old North Capital, including those of the general partner, are owned by Mr. Engle, Mr. Coyne, and a third party and controlled by Mr. Engle. The acquisition of Ariston was accounted for under the purchase method of accounting and the balance sheets and statements of operations of Ariston were consolidated effective September 1, 1998. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston. The note matures on August 31, 2003 and is recourse to the common stock of Ariston. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company; however, future cash distributions by Ariston require the consent of EFG until such time that the Company's obligation to EFG under the note is repaid. On January 26, 2000, the Company made principal and interest payments of $2,031,504 and $50,798, respectively, in connection with this note. The outstanding principal balance of this obligation at December 31, 2000 was $8,418,496. Ariston's equity interests in the AFG Trusts are eliminated in consolidation.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

  The following consolidated financial statements of Semele Group Inc. included in its annual report for the year ended December 31, 2000 are incorporated by reference to Item 7 hereof:

               Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999
               Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2000 and 1999
               Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999
               Notes to Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

None required.

(3)  EXHIBITS

A list of exhibits filed or incorporated by reference is as follows:

2.1    Agreement and Plan of Merger dated December 22, 2000 between MILPI
       Acquisition Corp. and PLM International, Inc. (filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant's Report on Form
       8-K dated December 22, 2000 is incorporated herein by reference).



3.1    Restated Certificate of Incorporation (filed with the Securities and
       Exchange Commission as Exhibit (3)(i) to the Registrant's Report on Form
       8-K dated October 21, 1997 is incorporated herein by reference).

3.2    Amended and Restated Bylaws (filed with the Securities and Exchange
       Commission as Exhibit (3)(ii) to the Registrant's Report on Form 8-K dated October 21, 1997 is incorporated herein by reference).

4      Form of new stock certificate (filed with the Securities and Exchange
       Commission as Exhibit (4) to the Registrant's Quarterly Report on Form
       10-QSB for the quarter ended September 30, 1997 is incorporated herein by reference).

4.1 Amended and Restated Voting and Tender Agreement dated December 22, 2000 between MILPI Acquisition Corp., PLM International, Inc. and other parties thereto (filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant's Report on Form 8-K dated December 22,
       2000 is incorporated herein by reference).

10.1   Executive Employment Agreement for Gary D. Engle (filed with the
       Securities and Exchange Commission as Exhibit 10.1 to the Registrant's
       Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.2   Executive Employment Agreement for James A. Coyne (filed with the
       Securities and Exchange Commission as Exhibit 10.2 to the Registrant's
       Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.3   Amended 1994 Executive and Director Stock Option Plan (filed with the
       Securities and Exchange Commission as Exhibit 10.3 to the Registrant's
       Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.4   Incentive Compensation Plan (filed with the Securities and Exchange
       Commission as Exhibit 10.4 to the Registrant's Annual Report on Form
       10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.5   Trust under Semele Group Inc. Incentive Compensation Plan (filed with the
       Securities and Exchange Commission as Exhibit 10.5 to the Registrant's
       Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.6 Director Stock Option Agreement, Director Option Grant Program (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
       1997 is incorporated herein by reference).

10.7   Amendment to Director Stock Option Agreement, Director Option Grant
       Program dated December 30, 1997 between Semele Group Inc. and Robert M.
       Ungerleider (filed with the Securities and Exchange Commission as Exhibit
       10.10 to the Registrant's Annual Report on Form 10-KSB for the year ended
       December 31, 1997 is incorporated herein by reference).

10.8   Amendment to Director Stock Option Agreement, Director Option Grant
       Program dated December 30, 1997 between Semele Group Inc. and Walter E.
       Auch (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the year ended
       December 31, 1997 is incorporated herein by reference).

10.9 Amendment No. 1 to Exchange Agreement dated August 7, 1997 (filed with the Securities and Exchange Commission as Exhibit (10)(ii) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June
       30, 1997 is incorporated herein by reference).

10.10  Exchange Agreement dated April 30, 1997 by and among AFG Hato Arrow
       Limited Partnership, AFG Dove Arrow Limited Partnership, AIP/Larkfield
       Limited Partnership, Equis Exchange LLC, Equis Financial Group Limited
       Partnership and the Registrant and related exhibits (filed with the Securities and


       Exchange Commission as Exhibit (10)(i) to the Registrant's Quarterly
       Report on Form 10-QSB for the quarter ended March 31, 1997 is incorporated herein by reference).

10.11  Stock Purchase Agreement dated December 16, 1999 between the Registrant,
       Gary D. Engle, James A. Coyne and four trusts established for the benefit of Mr. Engle's children (filed with the Securities and Exchange
       Commission as Exhibit No. 2 to the Registrant's Report on Form 8-K dated
       January 6, 2000 is incorporated herein by reference).

10.12  Agreement for Purchase and Sale of Special Beneficiary Interests dated
       November 18, 1999 between the Registrant and Equis Financial Group
       Limited Partnership (filed with the Securities and Exchange Commission as
       Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB dated
       March 30, 1999 is incorporated herein by reference).

10.13  Registration Rights Agreement dated December 22, 1999 between the
       Registrant, Gary D. Engle, James A. Coyne, and four trusts established for the benefit of Mr. Engle's children (filed with the Securities and Exchange Commission as Exhibit 10.19 to the Registrant's Annual Report on
       Form 10-KSB dated March 30, 1999 is incorporated herein by reference).

10.14  Security Agreement and Collateral Agency Agreement dated December 22,
       1999 between the Registrant, Gary D. Engle, James A. Coyne, and four trusts established for the benefit of Mr. Engle's children (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB dated March 30, 1999 is incorporated herein by reference).

10.15  Security Agreement regarding the purchase and sale of Special Beneficiary
       Interests dated January 20, 2000 between the Registrant and Equis
       Financial Group Limited Partnership (filed with the Securities and
       Exchange Commission as Exhibit 10.21 to the Registrant's Annual Report on
       Form 10-KSB dated March 30, 1999 is incorporated herein by reference).

10.16  Lease agreement with Scandinavian Airlines System is filed herewith.

10.17  Promissory Note and Security Agreement between the Registrant and Equis
       Financial Group Limited Partnership dated August 31, 1998 regarding purchase of Ariston Corporation is filed herewith.

10.18  Malibu Incentive Bonus Agreement is filed herewith.

13     The Company's Annual Report to Stockholders for the year ended December
       31, 2000.

21     Subsidiaries of the Company

23     Consent of Independent Auditors

99.1   Escrow Agreement dated December 22, 2000 by and among MILPI Acquisition
       Corp., PLM International, Inc. and Bank of San Francisco, as escrow agent
       (filed with the Securities and Exchange Commission as Exhibit 99.1 to the Registrant's Report on Form 8-K dated December 22, 2000 is incorporated herein by reference).

  (b) Two current reports on Form 8-K, each dated December 22, 2000, were filed with the Securities and Exchange Commission on December 28, 2000 by the Registrant.

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

SEMELE GROUP INC.

By:  /s/Gary D. Engle                                          Date:  April 17, 2001
     Gary D. Engle, Chairman, Chief Executive
     Officer and Director

IN ACCORDANCE WITH the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:  /s/Gary D. Engle                                          Date:  April 17, 2001
     Gary D. Engle, Chairman, Chief Executive
     Officer and Director

By:  /s/James A. Coyne                                         Date:  April 17, 2001
     James A. Coyne, President, Chief
     Operating Officer and Director

By:  /s/Michael J. Butterfield                                 Date:  April 17, 2001
     Michael J. Butterfield, Treasurer and
     Chief Financial Officer

By:  /s/Walter E. Auch                                         Date:  April 17, 2001
     Walter E. Auch, Sr., Director

By:  /s/Robert M. Ungerleider                                  Date:  April 17, 2001
     Robert M. Ungerleider, Director

By:  /s/Joseph W. Bartlett                                     Date:  April 17, 2001
     Joseph W. Bartlett, Director

                                SEMELE GROUP INC.

                                  EXHIBIT INDEX

                                                                                    PAGES
10.16  Lease agreement with Scandinavian Airlines System

10.17  Promissory Note and Security Agreement between the Registrant and
         Equis Financial Group Limited Partnership dated August 31, 1998 regarding purchase of Ariston Corporation

10.18  Malibu Incentive Bonus Agreement

                                                                      EXHIBIT 13

                                SEMELE GROUP INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            PAGES
Management's Discussion and Analysis of Financial Condition or Plan of Operation             24-28

Report of Independent Auditors                                                                  29

Consolidated Balance Sheets as of December 31, 2000 and 1999                                    30

Consolidated Statements of Operations
   For the Years Ended December 31, 2000 and 1999                                               31

Consolidated Statements of Stockholders' Deficit
   For the Years Ended December 31, 2000 and 1999                                               32

Consolidated Statements of Cash Flows
   For the Years Ended December 31, 2000 and 1999                                               33

Notes to Consolidated Financial Statements                                                      34

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION

Certain statements in this annual report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans," and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Company's ability to successfully implement a growth-oriented business plan. Actual results could differ materially from those described in any forward-looking statements.

GENERAL

Semele Group Inc. (the Company) is a Delaware corporation that was organized on April 14, 1987 as Banyan Strategic Land Fund II to invest primarily in short-term, junior, pre-development, and construction mortgage loans. Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages. For the years 1993, 1994 and 1995, the Company elected to be treated as a real estate investment trust (REIT) for income tax purposes. Effective January 1, 1996, the Company revoked its REIT status and became a taxable "C" corporation. Since then, the Company has attempted to seek out ways to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $99 million at December 31, 2000) could make it a value-added buyer. In recent years, the Company made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix beyond its principal real estate asset, consisting of 274 acres of land located in Southern California known as Rancho Malibu. Today, the Company is engaged in various real estate activities, including residential property development, and holds investments in other companies operating in niche financial markets, principally involving real estate and equipment leasing.

PENDING AND RECENT ACQUISITIONS

PLM INTERNATIONAL, INC.
On December 22, 2000, an affiliate of the Company, MILPI Acquisition Corp., entered into an agreement and plan of merger to acquire PLM International, Inc., a San Francisco based equipment leasing and asset management company. The plan of merger involved a tender offer by MILPI Acquisition Corp. to purchase all of the outstanding common stock of PLM for cash. MILPI Acquisition Corp. is a wholly-owned subsidiary of MILPI Holdings LLC, which is owned by four Delaware business trusts (collectively referred to as the AFG Trusts) that are engaged predominantly in the equipment leasing business. The AFG Trusts are consolidated affiliates of the Company. This transaction was pending at December 31, 2000.

EQUIS II CORPORATION
During the fourth quarter of 1999, the Company issued $19.586 million of promissory notes to acquire an 85% equity interest in Equis II Corporation (Equis II), a Massachusetts corporation having a controlling interest in the AFG Trusts. During the first quarter of 2000, the Company sought and obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% equity interest of Equis II. On April 20, 2000, the Company issued 510,000 shares of common stock for that purpose. The market value of the shares issued was $2,358,750 ($4.625 per common share) based upon the closing price of the Company's common stock on April 20, 2000.

SPECIAL BENEFICIARY INTERESTS
In November 1999, the Company purchased certain equity interests, referred to as Special Beneficiary Interests, in the AFG Trusts controlled by Equis II. The Special Beneficiary Interests consist of an 8.25% non-voting carried interest in each of the trusts. The Company purchased the Special Beneficiary Interests for $9,652,500 under the terms of a non-recourse note, payable over 10 years and bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the Special Beneficiary Interests. The Special Beneficiary Interests have been eliminated in consolidation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION
                                   (CONTINUED)

ARISTON CORPORATION
On August 31, 1998, the Company acquired Ariston Corporation for $12.45 million, consisting of cash of $2 million and a purchase-money note of $10.45 million. Ariston owns limited partner and beneficiary interests in 16 entities that are engaged principally in the equipment leasing and real estate businesses. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston.

LIQUIDITY AND CAPITAL RESOURCES

The Company's acquisition of Equis II Corporation and the resulting consolidation of the AFG Trusts has significantly changed the nature of the Company's consolidated operations. Each of the AFG Trusts is a Delaware business trust whose form of organization and management is similar to that of a limited partnership. The trusts are limited-life entities that have scheduled dissolution dates. (See Note 10 to the accompanying consolidated financial statements for a listing of those dates.)

The AFG Trusts were organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The net capital of the trusts was raised initially from a series of offerings in the public marketplace. These equity interests are referred to as Class A Interests, the majority of which are owned by approximately 5,272 third-party investors. In 1997, the capital structure of the trusts was expanded to include a new form of equity interest referred to as the Class B Interests, the majority of which are owned by Equis II Corporation. In addition, the investment objectives of the trusts were expanded in 1998 to permit business activities other than equipment leasing. The Class B Interests owned by Equis II represent approximately 62% of the aggregate voting interests in each of the trusts. Accordingly, the Company's purchase of Equis II Corporation resulted in the Company obtaining voting control over the AFG Trusts; and, as a result, the accompanying financial statements consolidate the operating results and financial positions of the trusts. The Company's consolidated financial statements contain a significant minority interest component that reflects that portion of the Company's consolidated net assets and results of operations attributable to the economic interests of other parties in the AFG Trusts or in certain other consolidated affiliates in which the Company does not own a 100% economic interest.

A significant portion of the trusts' equipment was financed under note agreements that are secured by the equipment and associated lease streams. Rental income generated by the trusts' lease agreements is used to repay the trusts' debt obligations and to fund the trusts' operating expenses, including management fees. Certain management fees are paid to AFG ASIT Corporation, a wholly-owned subsidiary of the Company, which functions as managing trustee of the trusts. These fees are eliminated in consolidation. All other management fees are paid to Equis Financial Group Limited Partnership (EFG), an affiliate of the Company. All of the trusts' debt obligations at December 31, 2000 are expected to be retired through the collection of contracted rents, with the exception of balloon payment obligations totaling $37,724,133 associated with the trusts' SAS, Emery and Reno aircraft. (These aircraft are discussed further under Results of Operations.) Repayment of the balloon debt obligations will be dependent upon the negotiation of future lease contracts or the future sale of these assets or, alternatively, the use of working capital. At December 31, 2000, the trusts were due future contracted lease payments from third-party lessees totaling $28,536,827 and owed third-party lenders $16,367,355 of principal debt obligations, excluding balloon payment obligations.

The trusts' lease agreements are triple net lease agreements whereby the lessees are responsible for all costs of operating, maintaining and insuring the equipment. The leases expire on an intermittent basis and equipment held pursuant to each lease is renewed, re-leased or sold at lease expiration, depending on prevailing market conditions and the assessment of such conditions by AFG ASIT Corporation, as managing trustee, and EFG, as adviser, to obtain the most advantageous economic benefit. As the original lease agreements of the trusts expire and their equipment portfolios are disposed of, the cash flow streams of the trusts will become increasingly irregular. This will occur partly because the portfolio of equipment within the trusts will continue to diminish and partly because the timing and extent of remarketing activities will be subject, as always, to the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Generally, the lessees of the trusts are of sound credit quality. Since their inception, the AFG Trusts have not experienced significant collection problems and have not considered it necessary to provide an allowance for doubtful accounts. However, there is no assurance that the trusts' positive collection histories will continue or that the composition of their lessee customers from a credit quality perspective will not deteriorate. Collection risk could increase in the future, particularly as the trusts' sell their equipment and enter re-lease agreements with different lessees. AFG ASIT Corporation, as managing trustee, will continue to evaluate the trusts' experiences in collecting rents to determine whether a future allowance for doubtful accounts may become appropriate.

Since 1997, the Company has effected several highly leveraged purchase transactions with related parties. Most significantly, the Company purchased Equis II Corporation for $21.945 million from the Company's Chief Executive Officer, Gary D. Engle, certain trusts established for the benefit of Mr. Engle's children, and James A. Coyne, the Company's President. A significant portion of the purchase price, or $19.586 million, was financed under new installment debt owed to the sellers. In 2000, a portion of this indebtedness was retired by issuing 326,462 shares of common stock, as permitted by the authorization of shareholders obtained on November 2, 2000. The Company's other principal purchase transactions since 1997, involving Ariston Corporation, the Special Beneficiary Interests, and AFG ASIT Corporation were acquired from EFG, a limited partnership that is controlled by Mr. Engle. At December 31, 2000, the Company owes Mr. Engle, Mr. Coyne or their affiliates approximately $35 million compared to $47 million at December 31, 1999. The Company expects that all of the purchase price indebtedness for Equis II Corporation, Ariston Corporation, and the Special Beneficiary Interests will be repaid through the collection of future cash distributions generated in connection with these assets and the collection of amounts due from Mr. Engle and Mr. Coyne in connection with their respective debt obligations to certain subsidiaries of the Company. The purchase price indebtedness for AFG ASIT Corporation was repaid in 1999. One of the Company's debt obligations to related parties, totaling approximately $4 million, is due to several limited partnerships controlled by Mr. Engle. The Company expects to repay this debt using a portion of the proceeds generated by developing Rancho Malibu. (For additional information, see Note 10 - Related Party Transactions, contained in the accompanying consolidated financial statements.)

Mr. Engle controls the timing and authorization of cash distributions to be paid from all of the affiliates upon which amortization of the Company's related party debt obligations is predominantly dependent. Moreover, as a result of the issuance of common stock in connection with the Equis II acquisition, voting control of the Company is vested in Mr. Engle and Mr. Coyne. At December 31, 2000, Mr. Engle owns or controls 40.3% and Mr. Coyne owns or controls 17.6% of the Company's outstanding common stock.

Looking forward, the Company does not anticipate any near term incremental free cash flow as a result of its recent purchases from related parties. Substantially all of the net cash flow generated by these acquisitions will be used to repay corresponding purchase price indebtedness. The Company's cash and cash equivalents balance declined from $54.6 million at December 31, 1999 to $27.8 million at December 31, 2000 principally as a result a special cash distribution of $9.4 million made by the AFG Trusts to their Class A beneficiaries on January 19, 2000 and the repayment of debt.

The Company's near-term liquidity will be significantly influenced by the pending acquisition of PLM during the first quarter of 2001, which will be funded using cash on hand at December 31, 2000 of up to $25 million. In addition, the Company believes it has obtained all necessary permits to commence development of Rancho Malibu. To mitigate demands on the Company's future liquidity that may be caused by this project, the Company is seeking a joint venture partner to participate in the project's development.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION
                                   (CONTINUED)

RESULTS OF OPERATIONS

At December 31, 2000, the AFG Trusts collectively held approximately $127.2 million of equipment assets having a net book value of approximately $73.6 million. Approximately 63% of those assets consisted of three commercial jet aircraft on lease to Scandinavian Airlines System (SAS), Reno Air, Inc., and Emery Worldwide. The Reno aircraft is owned jointly between the AFG Trusts and certain affiliated limited partnerships. The trusts' collective ownership interest in this aircraft is approximately 35%. Lease revenues from SAS represented 39% of the Company's consolidated rental income in 2000 compared to 21% in 1999. Lease revenues from all three aircraft collectively represented 49% of the Company's consolidated lease revenues in 2000 compared to 29% in 1999. The trusts owned a fourth aircraft in 1999 that was leased to British Airways Plc but sold in October 1999. That aircraft generated $1.6 million of rents in 1999, representing approximately 5% of 1999 consolidated rental income. Notwithstanding the sale of the British Airways aircraft, the growing significance of aircraft rents in relation to other rents reflected between 1999 and 2000 is the result of lease expirations and equipment sales involving assets other than aircraft. In particular, the trusts sold an ocean-going vessel in December 1999 that had generated nearly $8.7 million of rental income in 1999 or approximately 25% of 1999's total rental income. The remainder of the trusts' equipment assets is divided among several classes of assets the most significant of which are locomotives and materials handling equipment.

Consolidated interest income declined from approximately $3 million in 1999 to $2 million in 2000. The decline was caused principally from the disbursement of approximately $37.6 million of cash early in 2000 to pay a $9.4 cash distribution to minority interest holders in the AFG Trusts and to repay third-party debt. Interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Generally, future interest income will fluctuate as a result of changing interest rates, the collection of rental income and the proceeds generated from equipment sales, among other factors. However, interest income in 2001 is expected to be significantly lower in comparison to 2000 as a result of the pending disbursement of up to $25 million to acquire PLM.

During the year ended December 31, 2000, the Company recognized net gains on the sale of equipment of $4,028,354. Approximately one half of the gain was caused by the sale of certain rail equipment by two of the AFG Trusts. The remainder of the net gain was attributable to a mix of several other equipment dispositions within the trusts. During 1999, the Company recognized net gains on the sale of equipment of $528,527.

The ultimate economic performance of the Company's consolidated equipment portfolio is and will continue to be dependent upon many factors, including market conditions, industry trends, technological advances and many other events that can converge to enhance or detract from asset values at any given time. The gross yield on each equipment asset is a function of its primary-term rents and its residual value in relation to cost. Residual value consists of cash proceeds realized from the sale of an asset in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. These payments are classified as rental income. Consequently, the amount of gain or loss reported in the Company's financial statements is not necessarily indicative of the total residual value achieved from leasing the equipment.

In 2000, the AFG Trusts earned approximately $859,000 of fees relating to their guarantee of certain lease obligations of an affiliate, Echelon Commercial LLC. A portion of this income, or $500,000, was collected in cash in March 2000 and the remainder is accrued. All of the income is included in other income on the Company's 2000 consolidated statement of operations. In 1999, consolidated other income includes $1,044,464 that was received by the AFG Trusts as a breakage fee in connection with a third-party transaction that was cancelled by the other party.

Approximately $355,000 of the Company's depreciation expense in each of 2000 and 1999 pertains to its two commercial buildings. The remainder of depreciation expense pertains mostly to equipment held for lease. The decline in depreciation expense of approximately $4.3 million from 1999 to 2000 is attributable primarily to asset dispositions, particularly the sale of the trusts' ocean-going vessel and the British Airways' aircraft in the fourth quarter of 1999, both of which accounted for approximately $1.6 million of depreciation in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, depreciation is computed by allocating the difference between (i) the cost of each asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual value represents an estimate of equipment value at the date of primary lease term expiration. To the extent that an asset is held beyond its primary lease term, depreciation is computed by allocating the then remaining net book value of each asset on a straight-line basis over the asset's remaining economic life.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION
                                   (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Consolidated amortization expense results primarily from deferred financing costs allocated over the terms of corresponding debt obligations. The decline in consolidated amortization expense from $331,487 in 1999 to $61,010 in 2000 resulted principally from a reduction in deferred financing costs pertaining to retired third-party debt obligations of Equis II Corporation.

The decline in consolidated interest expense to third parties, $7,985,332 in 1999 and $5,707,283 in 2000, reflects the retirement of debt obligations attributable mostly to equipment on lease and the acquisition indebtedness of Equis II Corporation. Approximately $2 million of 1999's interest expense pertained to the debt obligations of Equis II Corporation that were retired in January 2000. In addition, approximately $670,000 of 1999's interest expense resulted from a loan on a vessel owned by one of the AFG Trusts that was repaid in the fourth quarter of 1999 in connection with the sale of that asset. Conversely, interest on indebtedness and other obligations to affiliates increased from $1,599,205 in 1999 to $2,289,405 in 2000 primarily as a result of the Company's purchase of Equis II Corporation and the Special Beneficiary Interests, both of which involved debt obligations to Mr. Engle, Mr. Coyne and other related parties. For the year ended December 31, 2000, the Company capitalized $557,419 of interest cost attributable to real estate held for development. (See Note 2 - Development Costs and Capitalized Interest, contained in the accompanying consolidated financial statements.)

Consolidated general and administrative expenses consist principally of professional service costs, such as accounting and legal fees, insurance, printing, distribution, and remarketing expenses. The decline in these expenses is attributable in part to lower overall operating costs within the AFG Trusts between 1999 and 2000. In addition, the Company incurred approximately $280,000 of one-time costs at the end of 1999 pertaining to the Equis II transaction. Future consolidated general and administrative expenses cannot be predicted with certainty particularly due to anticipated increases in the volume of remarketing activities within the AFG Trusts. As the trusts' respective equipment lease agreements expire, the level of sales activities within each trust will increase and could result in cost fluctuations.

Fees and expenses to affiliates represent management and acquisition fees paid to EFG or its affiliates for services rendered. Equipment management fees are based upon a percentage of rental income and acquisition fees are based upon a percentage of asset acquisition cost or, in some cases, asset carrying cost. The decline in fees from $1,746,518 in 1999 to $953,646 in 2000 is primarily a function of lower rental income within the AFG Trusts.

The Company held a collateral interest (in the form of a limited partnership interest) in Hemet Phase IV Partners Limited Partnership that was conveyed to it in 1994 as a result of a loan default by a borrower to which the Company had extended a loan. In 1999, the Company received $434,171 as a liquidating distribution from its collateral partnership interest in Hemet. This amount is treated as a recovery of amounts previously charged to losses on loans on the accompanying consolidated statement of operations for the year ended December 31, 1999. The Company does not anticipate the recovery of any further material amounts in connection with prior loan losses.

PER SHARE RESULTS
For the year ended December 31, 2000, the Company reported a consolidated net loss of $26,827 ($0.02 per share) compared to consolidated net income of $3,800,147 ($3.27 per share) for 1999. The net loss per share for the year ended December 31, 2000 is based on the weighted average number of shares outstanding during the year of 1,622,887 compared to 1,162,821 for 1999.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Semele Group Inc.

We have audited the accompanying consolidated balance sheets of Semele Group Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semele Group Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                          ERNST & YOUNG LLP

Boston, Massachusetts
March  30, 2001

                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                                     2000                 1999
                                                                               ---------------      ----------------
ASSETS
Cash and cash equivalents (See Note 2 - Consolidated
  Statements of Cash Flows)........................................            $     27,830,365     $     54,568,088
Marketable securities..............................................                          --            1,085,440
Rents and other receivables........................................                   1,596,796            2,139,363
Due from affiliates................................................                   4,353,586            9,969,831
Equipment held for lease, net of accumulated depreciation
  of $53,615,656 and $61,791,891 at December 31, 2000
  and 1999, respectively...........................................                  73,577,695           87,561,468
Real estate held for development...................................                  11,388,698           10,045,493
Land                                                                                  1,929,000            1,929,000
Buildings, net of accumulated depreciation of $1,530,263 and
  $1,175,632 at December 31, 2000 and 1999, respectively...........                  10,402,734           10,757,365
Ownership interests in affiliated companies........................                  21,685,891           19,338,722
Other assets.......................................................                   3,070,215              894,316
                                                                               ----------------     ----------------
Total..............................................................            $    155,834,980     $    198,289,086
                                                                               ================     ================
LIABILITIES
Accounts payable and accrued expenses..............................            $      2,799,086     $      1,958,774
Distributions declared and payable.................................                      52,063            9,426,386
Deferred rental income.............................................                      77,771              692,472
Other liabilities..................................................                   3,013,206            3,013,206
Indebtedness.......................................................                  60,220,752           85,266,391
Indebtedness and other obligations to affiliates...................                  36,609,567           48,299,796
                                                                               ----------------     ----------------
Total liabilities..................................................                 102,772,445          148,657,025
                                                                               ----------------     ----------------
Minority interests.................................................                  66,398,578           64,638,877
                                                                               ----------------     ----------------
STOCKHOLDERS' DEFICIT
Common stock, $0.10 par value; 5,000,000 shares authorized;
  2,916,647 and 2,590,185 shares issued at December 31, 2000                            291,665              259,019
  and 1999, respectively...........................................
Additional paid in capital.........................................                 144,680,487          143,667,489
Accumulated deficit................................................                (144,075,189)        (144,048,362)
Deferred compensation, 164,279 and 111,811 shares at
  December 31, 2000 and 1999, respectively.........................                    (816,767)            (576,767)
Treasury stock at cost, 837,929 and 890,397 shares at
  December 31, 2000 and 1999, respectively.........................                 (13,416,239)         (14,308,195)
                                                                               ----------------     ----------------
Total  stockholders' deficit.......................................                 (13,336,043)         (15,006,816)
                                                                               ----------------     ----------------
Total  liabilities, minority interests and stockholders' deficit...            $     155,834,980    $     198,289,086
                                                                               =================    =================
Book value per share, 2,078,718 and 1,699,788 shares
  outstanding at December 31, 2000 and 1999, respectively..........            $          (6.42)    $          (8.83)
                                                                               ================     ================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                        2000                  1999
                                                                                  ----------------      ----------------
REVENUES
Rental income..........................................................           $     18,260,855      $    34,771,044
Interest and investment income.........................................                  2,045,814            2,995,558
Interest income from affiliates........................................                    248,914              444,705
Gain on sales of marketable securities ................................                    166,438                   --
Gain on sales of equipment ............................................                  4,028,354              528,527
Losses from real estate held for development...........................                   (181,453)            (691,140)
Equity income (losses) in affiliated companies.........................                   (821,175)                  --
Other income ..........................................................                  1,017,974            1,123,959
                                                                                  ----------------      ---------------
Total revenues.........................................................                 24,765,721           39,172,653
                                                                                  ----------------      ---------------
EXPENSES
Depreciation expense ..................................................                 10,828,051           15,101,685
Amortization expense ..................................................                     61,010              331,487
Interest on indebtedness...............................................                  5,707,283            7,985,332
Interest on indebtedness and other obligations to affiliates...........                  2,289,405            1,599,205
General and administrative expenses....................................                  3,124,369            3,749,763
Fees and expenses to affiliates........................................                    953,646            1,746,518
Recovery of prior losses on loans......................................                         --             (434,171)
                                                                                  ----------------      ---------------
Total expenses.........................................................                 22,963,764           30,079,819
                                                                                  ----------------      ---------------
Income from continuing operations before
  minority interest....................................................                  1,801,957            9,092,834

Minority interest in income of consolidated subsidiaries...............                  1,828,784            5,292,687
                                                                                  ----------------      ---------------
Net income (loss)......................................................           $        (26,827)     $     3,800,147
                                                                                  ================      ===============
Net income (loss) per share of common stock - basic and fully diluted
  (based on the weighted average number of shares outstanding of
  1,622,887 and 1,162,821, respectively)...............................           $          (0.02)     $           3.27
                                                                                  ================      ================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SEMELE GROUP INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                  COMMON         ADDITIONAL              ACCUMULATED          DEFERRED
                                                   STOCK       PAID IN CAPITAL             DEFICIT          COMPENSATION
Stockholder's equity (deficit),
  December 31, 1998.................       $      259,019       $  144,361,265       $ (147,848,509)     $      (336,767)

Deferred compensation                                  --             (693,776)                  --             (240,000)
  54,928 shares of common stock.....

Net income..........................                   --                   --            3,800,147                   --
                                           --------------      ---------------      ---------------     ----------------
Stockholder's equity (deficit),
  December 31, 1999.................              259,019          143,667,489         (144,048,362)            (576,767)

Deferred compensation
  52,468 shares of common stock.....                   --             (651,956)                  --             (240,000)

Issuance of common stock............               32,646            1,664,954                   --                   --

Net loss............................                   --                   --              (26,827)                  --
                                           --------------      ---------------      ---------------     ----------------
Stockholder's equity (deficit),
  December 31, 2000.................       $      291,665       $  144,680,487       $ (144,075,189)     $      (816,767)
                                           ==============       ==============       ==============      ===============

                                                 TREASURY
                                                  STOCK                 TOTAL
Stockholder's equity (deficit),
  December 31, 1998.................        $  (15,241,971)      $   (18,806,963)

Deferred compensation                              933,776                    --
  54,928 shares of common stock.....

Net income..........................                    --             3,800,147
                                           ---------------      ----------------
Stockholder's equity (deficit),
  December 31, 1999.................           (14,308,195)          (15,006,816)

Deferred compensation
  52,468 shares of common stock.....               891,956                    --

Issuance of common stock............                    --             1,697,600

Net loss............................                    --               (26,827)
                                           ---------------       ---------------
Stockholder's equity (deficit),
  December 31, 2000.................        $  (13,416,239)      $   (13,336,043)
                                            ==============       ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                             2000                  1999
                                                                                       ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................................................         $      (26,827)       $    3,800,147
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization expense........................................             10,889,061            15,433,172
  Accretion of bond discount...................................................                (16,260)               (3,700)
  Gain on sale of marketable securities........................................               (166,438)                   --
  Gain on sale of equipment....................................................             (4,028,354)             (528,527)
  Equity losses in affiliated companies........................................                821,175                    --
  Minority interests...........................................................              1,801,319            (7,336,871)
Net change in:
  Rents and other receivables .................................................                542,567             1,038,499
  Other assets.................................................................             (1,036,909)             (953,876)
  Due from affiliates..........................................................              5,616,245            (3,922,226)
  Accounts payable and accrued expenses........................................                840,312              (610,887)
  Distributions declared and payable...........................................             (9,374,323)                3,188
  Deferred rental income.......................................................               (614,701)             (221,942)
  Other liabilities............................................................                     --              (197,950)
                                                                                       ---------------       ---------------
Net cash provided by operating activities......................................              5,246,867             6,499,027
                                                                                       ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from equipment sales................................................              7,538,707            19,379,784
  Proceeds from sale of marketable securities..................................              1,226,520                    --
  Ownership interests in affiliated companies..................................             (3,168,344)          (13,500,531)
  Purchase of marketable securities............................................                     --            (1,031,322)
  Other assets.................................................................             (1,200,000)                   --
  Other liabilities............................................................                     --             3,013,206
  Costs capitalized to real estate held for development........................             (1,343,205)              (83,502)
                                                                                       ---------------       ---------------
Net cash provided by investing activities......................................              3,053,678             7,777,635
                                                                                       ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from indebtedness...................................................              6,141,738                    --
  Principal payments on indebtedness...........................................            (31,187,377)          (17,556,973)
  Indebtedness and other obligations to affiliates.............................             (9,992,629)            1,119,052
  Restricted cash..............................................................                     --            13,000,000
                                                                                       ---------------       ---------------
Net cash used in financing activities..........................................            (35,038,268)           (3,437,921)
                                                                                       ---------------       ---------------
Net increase (decrease) in cash and cash equivalents...........................            (26,737,723)           10,838,741
Cash and cash equivalents at beginning of year.................................             54,568,088            43,729,347
                                                                                       ---------------       ---------------
Cash and cash equivalents at end of year.......................................         $   27,830,365        $   54,568,088
                                                                                        ==============        ==============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest (including capitalized interest of
  $557,419 at December 31, 2000)                                                        $    8,058,479        $    9,676,722
                                                                                        ==============        ==============
Supplemental disclosure of non-cash activity:
  See Note 10 to the consolidated financial statements

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Semele Group Inc. is engaged in various real estate activities, including residential property development, and holds interests in other companies operating in niche financial markets, principally involving real estate and equipment leasing. Semele was organized as a Delaware corporation on April 14, 1987. The Company's common stock is listed on the Nasdaq SmallCap Market under the trading symbol VSLF.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures contained in the financial statements. Actual results could differ from those estimates and changes in such estimates could affect amounts reported in future periods and could be material.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of all entities in which the Company has a controlling interest. All material intercompany transactions have been eliminated in consolidation. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's investment is (i) increased or decreased to reflect the Company's share of income or loss of the investee and (ii) decreased to reflect any cash distributions or dividends paid by the investee to the Company. All other investments are accounted for using the cost method of accounting. Reference to "Semele" or the "Company" in these financial statements means Semele Group Inc., its subsidiaries and consolidated affiliates.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
On November 3, 2000, the Company issued 326,462 shares of common stock in partial payment for an installment debt obligation pertaining to the purchase of Equis II Corporation. (See Notes 3 and 10 concerning the terms of the Equis II acquisition and related information.) The debt is owed to the Company's Chairman and Chief Executive Officer, Gary D. Engle, its President and Chief Operating Officer, James A. Coyne, and certain family trusts established by Mr. Engle. As a result of the liquidation of a voting trust and due to the control position of Mr. Engle over the Company and Equis II Corporation, the Company has accounted for the purchase of Equis II Corporation as a combination of businesses under common control similar to a pooling of interests. The Company's consolidated financial statements have been restated to reflect the consolidated financial position and results of operations of Equis II Corporation, including the per share effect of issuing 510,000 shares of common stock on April 20, 2000 to the former Equis II stockholders as of the beginning of the earliest period presented. The purchase price for Equis II Corporation of $21,944,750 was treated as a deemed distribution that directly reduced the balance of stockholders' equity, thereby causing the Company's previously reported accumulated earnings balance to be restated as an accumulated deficit. Certain prior year amounts have been reclassified to be consistent with the 2000 presentation. See Note 10 - Related Party Transactions.

MINORITY INTERESTS
Certain equity interests in the Company's consolidated subsidiaries are owned by affiliates of the Company or by third parties. Such interests are referred to as "minority interests" on the accompanying consolidated financial statements.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Generally, excess cash is invested in either (i) reverse repurchase agreements with overnight maturities at large institutional banks or (ii) domestic money market funds that invest in high-quality U.S. dollar denominated securities, including U.S. government securities. At December 31, 2000, the Company and its consolidated affiliates had invested approximately $22.4 million in cash equivalents. The composition of the Company's consolidated cash position at December 31, 2000 is summarized in the table below. Approximately $25.2 million of cash within the AFG Trusts is dedicated to a business acquisition pending at December 31, 2000. (See Note - 17, Subsequent Events - Acquisition of PLM International, Inc.) The availability of cash held by the AFG Trusts and AFG International Limited Partnership to Semele is subject to terms and conditions over the use and disbursement of cash and other matters contained in the trust and partnership agreements that govern the AFG Trusts and AFG International. Moreover, the Company has voting control over most matters concerning these entities, including the declaration, authorization, and amount of cash distributions.

                                                                2000                 1999
                                                             -------------       -------------
Semele Group Inc. and wholly-owned subsidiaries              $   1,797,445       $   4,910,003
AFG Investment Trust A                                           2,764,972           5,016,965
AFG Investment Trust B                                           5,126,793          10,193,277
AFG Investment Trust C                                           8,848,816          22,923,967
AFG Investment Trust D                                           9,042,889          11,335,028
AFG International Limited Partnership                              249,450             188,848
                                                             -------------       -------------
                                           Total             $  27,830,365       $  54,568,088
                                                             =============       =============

MARKETABLE SECURITIES
Marketable securities consist of equity and debt securities which are defined as available-for-sale securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities are stated at market value based upon the most recently traded price of each security at the balance sheet date. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and the results included in interest income.

DEVELOPMENT COSTS AND CAPITALIZED INTEREST
Effective December 31, 1999, the Company reclassified the basis of foreclosed real estate held for sale to real estate held for development. Expenditures incurred after December 31, 1999 to develop the real estate, consisting of a single property, are capitalized. In addition, a portion of the Company's interest cost is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost." SFAS No. 34 requires the capitalization of interest costs in an amount equal to the amount of interest that theoretically could have been avoided if funds invested in assets held for development were otherwise used to repay existing borrowings on assets not held for development. See Note 4 - Real Estate Held for Development.

BUILDINGS AND EQUIPMENT
The Company's investments in buildings and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets (generally ranging from two to ten years for equipment held for lease and 40 years for buildings). Expenditures that extend the life of an asset and that are significant in amount are capitalized and depreciated over the remaining useful life of the asset. Depreciation expense was $10,828,051 and $15,101,685 during the years ended December 31, 2000 and 1999, respectively. Accelerated depreciation is used for income tax purposes, where permitted.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

LONG-LIVED ASSETS
In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying basis of the asset. The determination of net realizable value for a given investment requires several considerations, including but not limited to, income expected to be earned from the investment, estimated sales proceeds, and holding costs excluding interest.

INTANGIBLE ASSETS AND RELATED AMORTIZATION
The Company has capitalized certain costs incurred in connection with long-term financings. These costs are amortized over the terms of the loans to which they pertain on a straight-line basis. Differences between the Company's carrying basis in a non-consolidating affiliate and the net financial statement equity of that affiliate are being amortized over ten years on a straight-line basis.

DISTRIBUTIONS DECLARED AND PAYABLE
Certain of the Company's consolidated subsidiaries are limited partnerships or business trusts that make periodic or special cash distributions in connection with their business operations. At December 31, 2000 and 1999, distributions declared and payable amounted to $52,063 and $9,426,386, respectively. Generally, cash distributions are paid within 45 days of declaration.

VALUATION OF STOCK OPTIONS
Stock options are awarded pursuant to the Company's 1994 Executive and Director Stock Option Plan and are accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

PER SHARE OF COMMON STOCK
SFAS No. 128, "Earnings Per Share" requires dual presentation of net income per common share and net income per common share assuming dilution on the face of the income statement. The Company does not have any dilutive shares of common stock for the years presented. Accordingly, the consolidated financial statements present basic per share measures of common stock based upon the weighted average number of common shares outstanding during each year. The number of shares of common stock issued and outstanding at December 31, 1999 and for the year then ended includes 510,000 shares issued on April 20, 2000 for the purchase of Equis II Corporation. These shares are considered issued and outstanding prior to 1999 as a result of the restatement of the Company's consolidated financial statements to reflect the purchase of Equis II Corporation. (See Restatement of Consolidated Financial Statements above.)

On November 2, 2000, the Company obtained shareholder approval to issue 711,462 additional shares of common stock to repay a portion of its purchase price indebtedness for Equis II Corporation. On November 3, 2000, the Company issued such shares, but later rescinded the issuance of 385,000 of the shares effective on November 3, 2000. The number of shares of common stock issued and outstanding at December 31, 2000, therefore, includes 326,462 shares that were issued on November 3, 2000 and whose issuance was not rescinded. The rescinded shares are treated as never issued. (See Note 10 - Related Party Transactions.)

REVENUE RECOGNITION
The Company earns rental income from a diversified portfolio of equipment held for lease and from two special-purpose commercial buildings. Rents are due monthly, quarterly or semi-annually and no significant amounts are earned based on factors other than the passage of time. Substantially all of the Company's leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Rents received prior to their due dates are deferred. At December 31, 2000 and 1999, deferred rental income was equal to $77,771 and $692,472, respectively.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

INCOME TAXES
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using current tax rates, or if applicable, enacted rates for the year in which the differences are expected to reverse.

NOTE 3 - ACQUISITIONS

PLM INTERNATIONAL, INC.
On December 22, 2000, an affiliate of the Company, MILPI Acquisition Corp., entered into an agreement and plan of merger to acquire PLM International, Inc., a San Francisco based equipment leasing and asset management company. The plan of merger involved a tender offer by MILPI Acquisition Corp. to purchase all of the outstanding common stock of PLM for cash. MILPI Acquisition Corp. is a wholly-owned subsidiary of MILPI Holdings LLC, which is owned by four Delaware business trusts (collectively referred to as the AFG Trusts) that are engaged predominantly in the equipment leasing business. The AFG Trusts are consolidated affiliates of the Company. This transaction was pending at December 31, 2000. See Note 17 - Subsequent Events.

EQUIS II CORPORATION
During the fourth quarter of 1999, the Company issued $19.586 million of promissory notes to acquire an 85% equity interest in Equis II Corporation, a Massachusetts corporation having a controlling interest in the AFG Trusts. During the first quarter of 2000, the Company sought and obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% equity interest of Equis II. On April 20, 2000, the Company issued 510,000 shares of common stock for that purpose. The accompanying consolidated financial statements have been restated to reflect the issuance of these shares as of the beginning of the earliest period presented. The market value of the shares issued was $2,358,750 ($4.625 per common share) based upon the closing price of the Company's common stock on April 20, 2000. See Note 10 - Related Party Transactions.

SPECIAL BENEFICIARY INTERESTS
In November 1999, the Company purchased certain equity interests, referred to as Special Beneficiary Interests, in the AFG Trusts controlled by Equis II. The Special Beneficiary Interests consist of an 8.25% non-voting carried interest in each of the trusts. The Company purchased the Special Beneficiary Interests for $9,652,500 under the terms of a non-recourse note, payable over 10 years and bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the Special Beneficiary Interests. At December 31, 2000, the note had an outstanding principal balance of $6,634,544. See Note 10 - Related Party Transactions.

ARISTON CORPORATION
On August 31, 1998, the Company acquired Ariston Corporation for $12.45 million, consisting of cash of $2 million and a purchase-money note of $10.45 million. Ariston owns limited partner and beneficiary interests in 16 entities that are engaged in the equipment leasing and real estate businesses. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston. At December 31, 2000, the note had an outstanding principal balance of $8,418,496. See Note 10 - Related Party Transactions.

NOTE 4 - REAL ESTATE HELD FOR DEVELOPMENT

The Company owns 274 acres of undeveloped land north of Malibu, California called Rancho Malibu. Prior to May 10, 2000, the Company had owned a 98.6% interest in the property, with the remaining 1.4% interest owned by an affiliate, Legend Properties, Inc. On May 10, 2000, the Company purchased Legend's ownership interest for nominal consideration and a mutual general release. Several legal actions to preclude development of Rancho Malibu were resolved in favor of the Company in 1998. Approximately

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

40 acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. At December 31, 2000, the Company's basis in Rancho Malibu was $11,388,698. During 2000, the Company capitalized $1,343,205 of costs, including $385,500 paid for transfer development credits required under California statute and $557,419 for interest. In 1999, the Company capitalized $83,502 of development costs, all of which was for transfer development credits. At December 31, 2000, the Company had obtained all transfer development credits but one required for the project. See Note 17 - Subsequent Events.

In 2000 and 1999, the Company incurred and expensed pre-development costs of approximately $181,000 and $691,000, respectively. These costs consisted principally of property taxes and professional expenses, involving legal and other services, in connection with the zoning and entitlement processes at the state and local levels.

NOTE 5 - LAND AND BUILDINGS

The Company has ownership interests in two commercial buildings that are leased to a major university. The buildings are used in connection with the university's international education programs and include both classroom and dormitory space.

     BUILDINGS                                                2000                  1999
     ---------                                         ------------------    ------------------
     Washington, D.C.                                  $        4,954,739    $        4,954,739
     Sydney, Australia                                          6,978,258             6,978,258
                                                       ------------------    ------------------
                                Total cost                     11,932,997            11,932,997
                  Accumulated depreciation                     (1,530,263)           (1,175,632)
                                                       ------------------    ------------------
                            Buildings, net             $       10,402,734    $       10,757,365
                                                       ==================    ==================

     LAND                                                     2000                  1999
     ----                                              ------------------    -----------
     Washington, D.C.                                  $        1,729,000    $        1,729,000
     Sydney, Australia                                            200,000               200,000
                                                       ------------------    ------------------
                               Land, total             $        1,929,000    $        1,929,000
                                                       ==================    ==================

Indebtedness associated with the buildings is summarized in Note 11. Future minimum rental payments due in connection with the leases for both buildings are scheduled as follows:

               For the year ending December 31, 2001              $ 1,150,504
                                                2002                1,084,962
                                                2003                   91,000
                                                                  -----------
                                               Total              $ 2,326,466
                                                                  ===========

NOTE 6 - EQUIPMENT

The following is a summary of all equipment in which the Company has an interest at December 31, 2000. Substantially all of the equipment is leased under triple net lease agreements meaning that the lessees are responsible for maintaining, insuring and operating the equipment in accordance with the terms of the respective lease agreements. Remaining lease term (months), as used below, represents the number of months remaining under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. In the opinion of management, the acquisition cost of the equipment did not exceed its fair market value.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                             Remaining
                                             Lease Term            Equipment
            Equipment Type                    (Months)               Cost                           Location
-----------------------------------          -------------     -----------------   ------------------------------------
Aircraft                                             18-36     $      79,628,529    NV/OH/Foreign
Locomotives                                           0-39            12,886,831    NE
Materials handling                                    0-29            10,958,919    AR/CA/CN/CO/FL/GA/IA/IL/IN/KY/
                                                                                    MA/MI/MN/MS/NC/NJ/NY/OH/OR/
                                                                                    PA/SC/TN/TX/WI/WV
Manufacturing                                         0-32             9,095,342    CA/IL/MI
Construction and mining                               0-24             4,639,602    FL/NC/NV/PA/Foreign
Communications                                           0             4,512,436    AL/AR/AZ/CA/CO/FL/GA/IA/IL/IN/
                                                                                    KS/KY/LA/MD/MI/MN/MO/MT/NC/ND/NH/NM/NV/NY/OH/
                                                                                    OK/OR/PA/
                                                                                    SC/TN/TX/VA/VT/WA/WI/WV/WY
Computers and peripherals                             0-11             3,054,849    CO/GA/IN/KY/MI/MN/NY/OH/PA/
                                                                                    VA/WI
Miscellaneous                                            0             1,692,068    NC
Research and test                                        0               559,645    MI/WI
Tractors & heavy duty trucks                            31               105,350    NJ
Trailers/Intermodal containers                           2                56,976    VA
Photocopying                                             0                 2,804    CT
                                                               -----------------
                                      Total equipment cost           127,193,351
                                  Accumulated depreciation           (53,615,656)
                                                               -----------------
                Equipment, net of accumulated depreciation     $      73,577,695
                                                               =================

The equipment is owned by the Company's consolidated affiliates as follows:

       AFG Investment Trust A                 $      4,525,925
       AFG Investment Trust B                        6,870,155
       AFG Investment Trust C                       53,382,335
       AFG Investment Trust D                       62,414,936
                                              ----------------
                                Total         $    127,193,351
                                              ================

The preceding summary of equipment includes leveraged equipment having an original cost of $92,856,598 and a net book value of $68,709,926 at December 31, 2000. Indebtedness associated with the equipment is summarized in Note 11. Generally, indebtedness on leveraged equipment will be amortized by the rental streams derived from the corresponding lease contracts, although certain aircraft have balloon debt obligations that will not be amortized by scheduled lease payments. Such obligations may result in future refinancings to extend the repayment periods or the sale of the associated assets to retire the indebtedness.

One lessee, Scandinavian Airlines System, generated lease revenues of approximately $7.2 million in 2000, representing more than 10% of the Company's consolidated lease revenues for the year. Future minimum rental payments due in connection with all equipment are scheduled as follows:

            For the year ending December 31, 2001         $ 11,235,357
                                             2002           10,283,884
                                             2003            6,870,777
                                             2004              146,809
                                                          ------------
                                            Total         $ 28,536,827
                                                          ============

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 - OTHER ASSETS

Other assets, at December 31, 2000, have the following principal components:
(i) membership interests in a limited liability company of $1.2 million acquired to facilitate the PLM acquisition, (ii) deposits totaling approximately $764,000, (iii) equity holdings in third-party companies totaling $603,164, and (iv) deferred financing costs, net of accumulated amortization, totaling $482,700. At December 31, 1999, other assets consisted principally of deposits totaling $702,417 and deferred financing costs, net of accumulated amortization, totaling $164,845. Deferred financing costs are amortized over the terms of the loans to which they pertain on a straight-line basis. For the years ended December 31, 2000 and 1999, amortization expense resulting from deferred financing costs was $61,010 and $331,487, respectively.

NOTE 8 - OTHER LIABILITIES

Other liabilities consist of $3,013,206 received by two of the AFG Trusts in 1999 in connection with the Kettle Valley transaction described in Note 10. Pursuant to the terms of that transaction, the two trusts sold a non-recourse residual interest in a Boeing 767-300 aircraft leased by Scandinavian Airlines System (SAS). Future payments against the residual interest will be required to the extent that aggregate cash proceeds realized from the aircraft exceed certain preferred interests retained by the two trusts, but not more than $3,013,206. Recognition of income from this transaction has been deferred until the aircraft is disposed of. The SAS lease agreement is scheduled to expire on December 29, 2003.

NOTE 9 - GUARANTY OBLIGATIONS

On March 8, 2000, the AFG Trusts entered into a guaranty agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. Echelon Commercial LLC is controlled by Gary D. Engle. The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. Effective December 8, 2000, the guarantee of lease payments by the AFG Trusts was capped at a maximum of $7 million (reduced by agreement from $34.5 million at inception of the guarantee). The guarantee amount is reduced according to a prescribed formula as payments under the master lease agreement are collected by Heller. In consideration for their guarantee, the AFG Trusts collectively received an upfront cash fee equal to $500,000 and receive an additional annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The trusts will receive minimum aggregate fees for their guarantee of not less than $1 million, excluding interest. During the period March 8, 2000 to December 31, 2000, the AFG Trusts collectively accrued a guaranty fee of $359,179. The upfront fee and the accrued but unpaid guaranty fee, $859,179 in total, are included in other income on the accompanying consolidated statement of operations for the year ended December 31, 2000.

NOTE 10 - RELATED PARTY TRANSACTIONS

ADMINISTRATIVE SERVICES
A number of the Company's administrative functions are performed by Equis Financial Group Limited Partnership (EFG), a Massachusetts limited partnership, pursuant to the terms of a services agreement dated May 7, 1997. EFG is controlled by Gary D. Engle, the Company's Chairman and Chief Executive Officer. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses for which EFG is reimbursed at actual cost. The Company incurred total administrative costs of $153,474 and $153,823 during the years ended December 31, 2000 and 1999, respectively.

EFG also provides asset management and other services to the AFG Trusts and is compensated for those services based upon the nature of the underlying transactions. For equipment reinvestment acquisition

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

services, EFG is paid an acquisition fee equal to 1% of base purchase price. For management services, EFG is paid a management fee equal to 5% of lease revenues earned from operating leases and 2% of lease revenues earned from full-payout leases. Operating expenses incurred by the trusts are paid by EFG on their behalf and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2000 and 1999, which were paid or accrued by the trusts to EFG or its affiliates, are as follows:

                                                           2000                     1999
                                                    ------------------       ------------------
     Acquisition fees                               $           39,210       $          172,255
     Equipment management fees                                 985,596                1,714,230
     Administrative charges                                    662,087                  608,612
     Reimbursable operating expenses
          due to third parties                               1,241,770                1,717,485
                                                    ------------------       ------------------
                                       Total        $        2,928,663       $        4,212,582
                                                    ==================       ==================

The AFG Trusts are limited-life entities having the following scheduled dissolution dates:

AFG Investment Trust A - December 31, 2003
AFG Investment Trust C - December 31, 2004
AFG Investment Trust B - December 31, 2003
AFG Investment Trust D - December 21, 2006

ACQUISITION OF EQUIS II CORPORATION AND RELATED FINANCING
During the fourth quarter of 1999, the Company issued $19.586 million of promissory notes to acquire an 85% equity interest in Equis II Corporation, a Massachusetts corporation having a controlling interest in the AFG Trusts. The trusts were organized between 1992 and 1995 by the predecessor of EFG. During the first quarter of 2000, the Company sought and obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% equity interest of Equis II. On April 20, 2000, the Company issued 510,000 shares of common stock for that purpose. The market value of the shares issued was $2,358,750 ($4.625 per common share) based upon the closing price of the Company's common stock on April 20, 2000.

Prior to the Company's acquisition of Equis II Corporation, Equis II was owned by Mr. Engle, certain trusts established for the benefit of Mr. Engle's children, and by James A. Coyne, the Company's President and Chief Operating Officer. Equis II commenced operations on July 17, 1997. The company owns Class B interests in each of AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests). Through its ownership of the Class B interests, Equis II controls approximately 62% of the voting interests in each of the trusts. However, on certain voting matters, principally those involving transactions with related parties, Equis II is obligated to vote its Class B interests consistent with the majority of unaffiliated investors. In addition to the Class B interests, Equis II owns AFG ASIT Corporation, the managing trustee of the trusts. AFG ASIT Corporation has a 1% carried interest in the trusts and, as managing trustee, has significant influence over their operations.

The $19.586 million of promissory notes issued by the Company to acquire Equis II Corporation is divided into two groups of notes. The first group aggregates $14.6 million and matures on October 31, 2005. These notes bear interest at a face rate of 7% annually, but provide for quarterly interest payments based upon a pay-rate of 3%. The remaining portion, or 4%, is deferred until the maturity date. The first principal payment originally was set to commence on May 31, 2000 in the amount of $3,600,000. Subsequently, the notes were amended such that the first installment was divided into two components, one due on May 31, 2000 in the principal amount of $1,598,000 and one due on January 1, 2002 in the principal amount of $2,002,000. Amortization of the remaining principal balance is scheduled as follows: $4,000,000 is due on October 31, 2002; $4,000,000 is due on May 31, 2003; and $3,000,000 is due on October 31, 2005. All of the notes may be prepaid without penalty. The Company satisfied the principal

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

installment ($1,598,000) that was due on May 31, 2000 and interest due through August 31, 2000 ($99,600) by issuing 326,462 shares of common stock on November 3, 2000, as permitted by authorization of the Company's shareholders obtained on November 2, 2000.

The second group of promissory notes issued by the Company to acquire Equis II aggregate $4.986 million and have payment terms identical to certain debt obligations of Mr. Engle and Mr. Coyne to the Company by virtue of the acquisition of Equis II and Ariston Corporation. (See Ownership Interests in Affiliated Companies - Equity Interests in Partnerships, below.) At the time of the Company's initial 85% investment in Equis II, Mr. Engle and Mr. Coyne had debt obligations to (i) Equis II Corporation totaling $1,901,000 and (ii) a subsidiary of Ariston, Old North Capital Limited Partnership, totaling $3,085,000. As a result of the Equis II transaction, the Company became the beneficiary on notes due from Mr. Engle and Mr. Coyne and the obligor on new notes, having identical terms and for equal amounts, due to Mr. Engle, or family trusts controlled by Mr. Engle, and to Mr. Coyne. On January 26, 2000, Mr. Engle and Mr. Coyne made principal and interest payments of $2,082,302 to Old North Capital Limited Partnership in partial repayment of their respective obligations. On the same date, the Company made principal and interest payments to Mr. Engle (and certain family trusts) and to Mr. Coyne totaling $2,082,302 in partial repayment of the Company's obligations to them. The Company intends to make future payments with respect to these notes using the proceeds from payments made by Mr. Engle and Mr. Coyne to Equis II and Old North Capital Limited Partnership. The terms of the notes provide that the Company will be relieved of its obligations to make payments during the period of any default by either Mr. Engle or Mr. Coyne in remitting payments with respect to their obligations to Equis II or Old North Capital Limited Partnership.

In connection with the Equis II transaction, Mr. Engle and Mr. Coyne forfeited, and the Company canceled, the stock options awarded to each of them to purchase 40,000 shares of common stock at an exercise price of $9.25 per share that were granted on December 30, 1997. In addition, Mr. Engle retained voting control of the Class B interests and the common stock of AFG ASIT Corporation through a voting trust agreement, until the earlier of the Company's repayment of the $19.586 million of promissory notes issued to acquire Equis II or Mr. Engle's express written agreement to terminate the voting trust. Because of the voting trust agreement, the Company recorded its investment in Equis II using the equity method of accounting until November 2000, when the voting trust agreement was terminated by mutual agreement of the Company and Mr. Engle. That event caused the Company to obtain full ownership and control of Equis II and control of the AFG Trusts and, therefore, to treat the acquisition of Equis II as a combination of businesses under common control. Accordingly, the Company's consolidated financial statements at December 31, 2000 and for the year then ended include the consolidated financial statements of Equis II Corporation. In addition, the Company's 1999 financial statements have been restated to reflect the consolidation of Equis II as if it had occurred prior to January 1, 1999.

Total revenues and net income (loss) of the separate companies for 1999 and 2000 were as follows:


                                                          TOTAL                     NET
                                                         REVENUES               INCOME (LOSS)

     Year ended December 31, 2000:
       Semele Group Inc.                            $        4,253,354       $       (4,736,787)
       Equis II Corporation                                 23,439,474                2,035,027
       Intercompany eliminations                            (2,927,107)               2,674,933
                                                    ------------------       ------------------
       Combined                                     $       24,765,721       $          (26,827)
                                                    ==================       ==================

     Year ended December 31, 1999:
       Semele Group Inc.                            $        1,194,947       $       (2,336,894)
       Equis II Corporation                                 38,016,027                2,960,271
       Intercompany eliminations                               (38,321)               3,176,770
                                                    ------------------       ------------------
       Combined                                     $       39,172,653       $        3,800,147
                                                    ==================       ==================

Certain 1999 amounts have been reclassified to conform to the current year presentation.

SPECIAL BENEFICIARY INTERESTS
In November 1999, the Company purchased certain equity interests in the AFG Trusts, referred to as Special Beneficiary Interests. The Special Beneficiary Interests were purchased from EFG and consist of an 8.25% non-voting carried interest in each of the trusts. The Company purchased the interests for $9,652,500 under the terms of a non-recourse note, payable over 10 years and bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the Special Beneficiary Interests. To date, the Company has received cash distributions of $3,189,168 from the Special Beneficiary Interests and has paid EFG an equal amount consisting of principal and accrued interest. At December 31, 2000, the note had an outstanding principal balance of $6,634,544. The Special Beneficiary Interests have been eliminated in consolidation.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

OTHER INDEBTEDNESS TO AFFILIATES
In connection with a transaction in 1997, the Company borrowed $4,419,500 from certain affiliates controlled by Mr. Engle, including $462,353 from AFG Investment Trust A. The corresponding note obligations bear interest at an annualized rate of 10% and require mandatory principal repayments to the extent the Company realizes any net cash proceeds from the sale or refinancing of Rancho Malibu. The notes, which were set to mature on April 30, 2000, have been extended to April 30, 2003. During each of the years ended December 31, 2000 and 1999, the Company incurred interest expense of $441,950 in connection with this indebtedness. The obligation to AFG Investment Trust A ($462,353) and related annual interest expense ($46,235) have been eliminated in consolidation.

DUE FROM AFFILIATES
Amounts due from affiliates are summarized below:

                                                                   2000                    1999
                                                            -----------------       -----------------
   Loan obligations due from Mr. Engle and Mr. Coyne        $       2,937,205       $       4,986,000
   Interest receivable on loan obligations due from
     Mr. Engle and Mr. Coyne                                          257,029                 112,282
   Rents receivable from EFG escrow  (1)                            1,007,073               4,719,270
   Advances to Kettle Valley Development LP                           152,279                 152,279
                                                            -----------------       -----------------
   Total                                                    $       4,353,586       $       9,969,831
                                                            =================       =================

    (1) All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis.

INDEBTEDNESS AND OTHER OBLIGATIONS TO AFFILIATES
A summary of the Company's indebtedness and other obligations to affiliates appears below.

                                                              2000                     1999
                                                       ------------------       ------------------
   Principal balance of indebtedness to affiliates     $       34,949,392       $       46,973,112
   Accrued interest due to affiliates                           1,457,597                  793,401
   Other  (1)                                                     202,578                  533,283
                                                       ------------------       ------------------
   Total                                               $       36,609,567       $       48,299,796
                                                       ==================       ==================

  (1) Consists primarily of amounts due to EFG for administrative services and operating expenses.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

PRINCIPAL BALANCE OF INDEBTEDNESS TO AFFILIATES
The principal balance of the Company's indebtedness to affiliates at December 31, 2000 and 1999 consists of the obligations listed below. The carrying value of the Company's debt obligations approximates fair value at December 31, 2000.

                                                                                 BALANCE AT         DUE WITHIN         BALANCE AT
                                                                                 DECEMBER 31,       ONE YEAR OR       DECEMBER 31,
                                                                                    2000            ON DEMAND             1999
  Notes payable to Mr. Engle, or family trusts controlled by Mr. Engle, resulting from the purchase of Equis II Corporation; 7% annual interest;
    maturing on Oct. 31, 2005. (1) (3)                                            $8,624,660      $       --           $9,684,667

  Note payable to Mr. Coyne resulting from purchase of
    Equis II Corporation; 7% annual interest; maturing on
    Oct. 31, 2005. (1) (3)                                                         4,377,340              --            4,915,333
                                                                              --------------     -----------         ------------
                                                 Sub-total                        13,002,000              --           14,600,000
                                                                              --------------     -----------         ------------
  Notes payable to Mr. Engle, or family trusts controlled
    by Mr. Engle, resulting from the purchase of Equis II
    Corporation; 11.5% annual interest; due on demand. (1) (2)                       687,349         687,349            2,046,383

  Note payable to Mr. Coyne resulting from purchase of
    Equis II Corporation; 11.5% annual interest;
    due on demand. (1) (2)                                                           348,856         348,856            1,038,617
                                                                              --------------     -----------         ------------
                                                 Sub-total                         1,036,205       1,036,205            3,085,000
                                                                              --------------     -----------         ------------
  Notes payable to Mr. Engle, or family trusts controlled by Mr. Engle, resulting from purchase of Equis II Corporation; 7.5% annual interest;
    maturing on Aug. 8, 2007. (1) (2)                                              1,260,997              --            1,260,997

  Note payable to Mr. Coyne resulting from purchase of
    Equis II Corporation; 7.5% annual interest; maturing
  on Aug. 8, 2007.  (1) (2)                                                          640,003              --              640,003
                                                                              --------------     -----------         ------------
                                                 Sub-total                         1,901,000              --            1,901,000
                                                                              --------------     -----------         ------------
  Note payable to EFG for purchase of Ariston Corporation;
    7% annual interest; maturing on Aug. 31, 2003.                                 8,418,496              --           10,450,000
  Note payable to EFG for purchase of AFG ASIT Corp.;
    11.5% annual interest; due on demand.                                                 --              --            1,100,000
  Note payable to EFG for cash advances in connection   with
    purchase  of  Class B  interests  in the  AFG  Trusts;
  11.5% annual interest; due on demand.                                                   --              --            2,227,465

  Note payable to EFG for purchase of Special Beneficiary
    Interests; 7% annual interest; maturing on Nov. 18, 2009.                      6,634,544              --            9,652,500

  Notes payable to affiliates for 1997 asset purchase;
    10% annual interest; maturing on Apr. 1, 2003. (4)                             3,957,147              --            3,957,147
                                                                              --------------     -----------         ------------
                                                     Total                      $ 34,949,392     $ 1,036,205         $ 46,973,112
                                                                              ==============     ===========         ============

(1) The promissory notes issued to the former Equis II stockholders are general obligations of the Company secured by a pledge to the former Equis II stockholders of the shares of Equis II owned by the Company.

(2) These amounts are equal in aggregate to debt obligations of Mr. Engle and Mr. Coyne to Equis II Corporation and Old North Capital Limited Partnership included in amounts due from affiliates on the accompanying consolidated balance sheets.

(3) The notes to Mr. Engle (and related family trusts) become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a Director of the Company, except if he resigns voluntarily or is terminated for cause. Similarly, the notes to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a Director of the Company, except if he resigns voluntarily or is terminated for cause.

(4) Net of principal debt obligations to AFG Investment Trust A of $462,353 eliminated in consolidation. See "Other Indebtedness to Affiliates" above.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

COMMON STOCK OWNED BY AFFILIATES
In connection with a transaction in 1997, the Company issued 198,700 shares of common stock to certain affiliates controlled by Mr. Engle, including 20,969 shares that are owned indirectly by AFG Investment Trust A. The shares so owned by AFG Investment Trust A have been eliminated in consolidation.

GUARANTY OF AFFILIATE'S LEASE OBLIGATIONS
On March 8, 2000, the AFG Trusts became guarantors of the lease payment obligations of Echelon Commercial LLC under a certain master lease agreement. Echelon Commercial LLC is an affiliate of the Company and the AFG Trusts and is controlled by Gary D.
Engle.  (See Note 9 - Guaranty Obligations.)

OWNERSHIP INTERESTS IN AFFILIATED COMPANIES The Company has equity interests in the following affiliates:

                                                              2000                     1999
                                                       ------------------       ------------------
   EFG Kirkwood LLC                                    $       10,224,163       $        7,517,000
   EFG/Kettle Development LLC                                   8,527,542                8,837,500
   Equity Interests in Partnerships                             2,934,186                2,984,222
                                                       ------------------       ------------------
   Total                                               $       21,685,891       $       19,338,722
                                                       ==================       ==================

WINTER RESORTS - EFG KIRKWOOD LLC
On May 1, 1999, the Company and the AFG Trusts formed a joint venture, EFG Kirkwood LLC, for the purpose of acquiring preferred and common stock interests in Kirkwood Associates, Inc. The AFG Trusts collectively purchased 100% of the Class A membership interests in EFG Kirkwood and the Company purchased 100% of the Class B membership interests in EFG Kirkwood. Generally, the Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The AFG Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to the Class A and Class B membership interests.

On April 30, 2000, Kirkwood Associates' ownership interests in certain assets and substantially all of its liabilities were transferred to Mountain Resort Holdings LLC (Mountain Resort). On May 1, 2000, EFG Kirkwood exchanged its interests in Kirkwood Associates for membership interests in Mountain Resort, thereby obtaining 37.9% of the membership interests in Mountain Resort. Mountain Resort, through four wholly owned subsidiaries, owns and operates Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development.

Subsequent to acquiring its interest in Mountain Resort, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC (Mountain Springs). Mountain Springs, through a wholly owned subsidiary, owns 80% of the common stock and 100% of the Class B Preferred stock in an entity that owns Purgatory Ski resort in Durango, Colorado. The Company's ownership interest in EFG Kirkwood had an original cost of $10,735,380, including an acquisition fee of $98,866 (1%) that was paid to EFG. The Company's ownership interest in EFG Kirkwood is accounted for using the equity method. The Company recorded a loss of $511,217 for the year ended December 31, 2000.

RESIDENTIAL COMMUNITY - EFG/KETTLE DEVELOPMENT LLC
On March 1, 1999, the Company and two of the AFG Trusts formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development project in Kelowna, British Columbia, Canada called Kettle Valley. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 95 residential units have been constructed and 4 are under construction, all of which have been sold. A subsidiary of

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

the Company became general partner of Kettle Valley Development Limited Partnership on March 1, 1999. The remaining equity interests in the project are owned by a third party.

This ownership interest had a cost of $8,837,500 that was funded with cash of $6,204,347 and a non-recourse installment note of $2,633,153. The note matures on December 1, 2001 and bears interest at an annualized rate of 7.5%. The outstanding principal balance of the note was $938,513 and $1,891,587 at December 31, 2000 and 1999, respectively. The cost of this ownership interest exceeded the Company's equity interest in the underlying net assets of Kettle Valley Development Limited Partnership by approximately $1,300,000. This difference is being amortized on a straight-line basis over the estimated project development period of 10 years, resulting in amortization expense of $130,000 for the year ended December 31, 2000. This amount is included as an offset to equity income (losses) in affiliated companies on the accompanying consolidated statement of operations for the year 2000. The Company accounts for this ownership interest using the equity method of accounting. During 2000, the Company decreased its investment in Kettle Valley by $179,958 to reflect its share of the project's net loss.

EQUITY INTERESTS IN PARTNERSHIPS
On August 31, 1998, the Company acquired Ariston Corporation for $12.45 million, consisting of cash of $2 million and a purchase-money note of $10.45 million. Ariston was purchased from EFG and owns equity interests in (i) a real estate limited partnership called AFG International Limited Partnership, which owns two commercial buildings leased to a major educational institution (see Note 5), and
(ii) a 98% limited partner interest in Old North Capital Limited Partnership, which owns equity interests in each of the AFG Trusts and 11 other limited partnerships established by EFG's predecessor. The remaining 2% equity interests in Old North Capital, including those of the general partner, are owned by Mr. Engle, Mr. Coyne, and a third party and controlled by Mr. Engle. The acquisition of Ariston was accounted for under the purchase method of accounting and the balance sheets and statements of operations of Ariston were consolidated effective September 1, 1998. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston. The note matures on August 31, 2003 and is recourse to the common stock of Ariston. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company; however, future cash distributions by Ariston require the consent of EFG until such time that the Company's obligation to EFG under the note is repaid. On January 26, 2000, the Company made principal and interest payments of $2,031,504 and $50,798, respectively, in connection with this note. The outstanding principal balance of this obligation at December 31, 2000 was $8,418,496. Ariston's equity interests in the AFG Trusts are eliminated in consolidation.

NOTE 11 - NOTES PAYABLE TO THIRD PARTIES

At December 31, 2000, the Company had aggregate indebtedness to third parties of $60,220,752, including two note obligations totaling $6,129,264 associated with the Company's two commercial buildings. (See Note 5.) One loan, with a balance of $5,560,052, matures on June 1, 2010 and carries a fixed annual interest rate of 7.86% and the other loan, with a balance of $569,212, matures on December 31, 2002 and carries a variable annual interest rate equal to prime plus 1.50% (10.5% at December 31, 2000). The remainder of the Company's indebtedness to third parties is non-recourse installment debt pertaining to equipment held on operating leases. Generally, this debt is secured by the equipment and will be fully amortized over the terms of the lease agreements corresponding to each asset. However, in certain instances (involving principally aircraft), retirement of the debt obligations is partially dependent upon the residual value of the equipment. Interest rates on equipment debt obligations range from 6.76% to 9.95% at December 31, 2000. The carrying amount of the Company's notes payable to third parties approximates fair value at December 31, 2000.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The annual maturities of the Company's indebtedness to third parties is summarized below:

                                                   BUILDINGS        EQUIPMENT         TOTAL
            For the year ending December 31, 2001  $       496,479  $     6,803,641   $     7,300,120
                                             2002          587,744       10,316,636        10,904,380
                                             2003          663,033       36,826,842        37,489,875
                                             2004          458,357          144,369           602,726
                                             2005          495,711               --           495,711
                                       Thereafter        3,427,940               --         3,427,940
                                                   ---------------  ---------------   ---------------
                                            Total  $     6,129,264  $    54,091,488   $    60,220,752
                                                   ===============  ===============   ===============

The Company's indebtedness to third parties is divided among the Company's consolidated affiliates as follows:

           AFG Investment Trust A                      $    553,728
           AFG Investment Trust B                           553,729
           AFG Investment Trust C                        26,220,794
           AFG Investment Trust D                        26,763,237
           Old North Capital Limited Partnership            569,212
           AFG International Limited Partnership          5,560,052
                                                      -------------
                                               Total  $  60,220,752
                                                      =============

NOTE 12 - RECOVERY OF PRIOR LOSSES ON LOANS

The Company had a collateral interest (in the form of a limited partnership interest) in Hemet Phase IV Partners Limited Partnership that was conveyed to it in 1994 as a result of a loan default by a borrower to which the Company had extended a loan. In 1999, the Company received $434,171 as a liquidating distribution from its collateral partnership interest in Hemet. This amount has been treated as a recovery of amounts previously charged to losses on loans on the accompanying consolidated statement of operations for the year ended December 31, 1999. The Company does not anticipate the recovery of any further material amounts in connection with prior loan losses.

NOTE 13 - DEFERRED STOCK COMPENSATION

In 1997, the Company established a deferred compensation plan for Mr. Engle and Mr. Coyne. Pursuant to terms of the plan, both Mr. Engle and Mr. Coyne receive shares of the Company's common stock instead of cash compensation. The number of shares allocated to them is determined at the end of each month by dividing the average closing price of the Company's stock for the last ten trading days of the month into the dollar amount that otherwise would have been paid to them as cash compensation for the month. The shares (which are fully vested) are held in a rabbi trust established for the benefit of Mr. Engle and Mr. Coyne, but are not expected to be transferred to them until termination of their employment. The Company treats the issuance of shares under the plan as compensation and, therefore, recognizes an expense equal to the amount of cash compensation that would have been paid to each individual. During 2000 and 1999, the Company issued 52,468 and 54,928 shares, respectively, under the plan and recorded aggregate compensation expense of $240,000 during each period. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations for each of 2000 and 1999.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 14 - STOCK OPTION PLANS

The Company has a stock option plan that consists of an Executive Option Grant Program and a Director Option Grant Program. Under the plan, the board of directors has the authority to issue stock options for up to 100,000 shares of the Company's common stock. In addition, the board has the authority to establish the terms and conditions of stock options awarded under the executive program, including, but not limited to, selecting the recipients, the number of shares awarded, and the exercise price. Directors are not eligible to receive stock options under the executive option program and executives are not eligible to receive stock options under the director option program. At December 31, 2000, there were no stock options outstanding under the executive option program and 15,000 stock options outstanding under the director option program, all of which were fully vested.

The status of the Company's stock option plan during each of the years ended December 31, 2000 and 1999 is summarized below:

                                                      EXECUTIVES        DIRECTORS          TOTAL
    Outstanding at December 31, 1998                        80,000           15,000            95,000
      Granted                                                   --               --                --
      Exercised                                                 --               --                --
      Canceled (1)                                         (80,000)              --           (80,000)
                                                       -----------      -----------       -----------
    Outstanding at December 31, 1999                            --           15,000            15,000
      Granted                                                   --               --                --
      Exercised                                                 --               --                --
      Canceled                                                  --               --                --
                                                       -----------      -----------       -----------
    Outstanding at December 31, 2000 (2)                        --           15,000            15,000
                                                       ===========      ===========       ===========

    (1) Represents stock options to Mr. Engle and Mr. Coyne that were canceled in connection with the acquisition of Equis II Corporation.

    (2) Represents 5,000 stock options awarded to each of Messrs. Auch, Bartlett, and Underleider as shown in the table below. All options had a two-year vesting period.

                                                             AUCH               BARTLETT        UNDERLEIDER
        Options granted                                     5,000                  5,000              5,000
        Date of grant                               July 15, 1994      December 31, 1997      July 15, 1994
        Date of expiration (on or before)           July 16, 2004        January 1, 2008      July 16, 2004
        Exercise price per share                           $ 9.25                 $ 9.25             $ 9.25

The Company accounts for stock-based compensation using the intrinsic method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense is recognized for stock options that have an option price that is equal to or in excess of fair market value at the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for fiscal years beginning after December 15, 1995, established accounting and disclosure requirements for stock options using a fair value method of accounting and encourages application of that methodology. As permitted under SFAS No. 123, the Company has elected to provide pro-forma disclosures of net income and earnings per share as if the fair-value method prescribed by SFAS No. 123 had been used in accounting for stock options.

A Black-Scholes option-pricing model was used to estimate the fair value of the Company's stock options at the date of grant. No options were granted in 2000. The pricing model for 1999 assumed a risk-free interest

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

rate of 5.75%, no dividend yields, and volatility in the expected market price of the Company's common stock of .444. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Like other models, it utilizes a number of subjective assumptions that can materially affect the analysis and resulting estimation of compensation cost for stock options. Accordingly, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

For purposes of the pro-forma disclosures, the estimated fair value of newly issued options is amortized to expense over the vesting periods and no expense is recognized for forfeited options. There was no impact on the Company's reported results of operations in 2000, as all outstanding stock options had fully vested by December 31, 1999. The pro forma effect on the Company's 1999 results of operations appears below:

                                      AS REPORTED               PRO FORMA
                                          1999                     1999
                                   ------------------       ------------------
   Net income                      $        3,800,147       $        3,788,903
   Earnings per share              $             3.27       $             3.26

NOTE 15 - INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets are established to reflect temporary differences between the financial reporting and income tax bases of assets and liabilities as well as operating loss carryforwards. The realization of the Company's deferred tax asset is uncertain; therefore, the Company has recorded a valuation allowance against these potential benefits. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are summarized below:

                                                              2000                     1999
                                                       ------------------       -----------
   Deferred tax assets:
     Mortgage loans in substantive foreclosure         $        2,327,000       $        2,327,000
     Real estate held for development                           1,195,000                1,195,000
     Tax effect of net operating loss carry forwards           33,500,000               30,830,000
                                                       ------------------       ------------------
     Sub-total                                                 37,022,000               34,352,000
     Less valuation allowance for deferred tax assets         (35,749,000)             (34,352,000)
                                                       -------------------      ------------------
     Total deferred tax assets                                  1,273,000                       --
   Deferred tax liabilities                                    (1,273,000)                      --
                                                       ------------------       ------------------
   Net deferred tax assets                             $               --       $               --
                                                       ==================       ==================

The tax effect of net operating loss carryforwards is determined using current statutory rates or enacted rates for the year in which the differences are expected to reverse. At December 31, 2000, the Company had operating loss carryforwards of approximately $98,681,000 that expire as follows: $26,821,000 in 2007; $47,337,000 in 2008; $281,000 in 2009; $2,981,000 in 2010; $4,086,000
in 2011; $1,265,000 in 2012; $2,028,000 in 2013; $7,200,000 in 2014; $2,015,000
in 2015, and $4,667,000 in 2016.

NOTE 16 - LITIGATION

The Company or its consolidated affiliates have been involved in certain legal and administrative claims as either plaintiffs or defendants in connection with matters that generally are considered incidental to its business. In 1999, a class-action lawsuit brought by the AFG Trusts and certain of their affiliates against Mr. Engle, EFG and certain of their affiliates was settled with respect to the AFG Trusts and certain others.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

There are no matters known to the Company's management, or currently pending against the Company, that in management's opinion would, upon their resolution, have a material effect on the Company's consolidated financial position, results of consolidated operations or liquidity.

NOTE 17 - SUBSEQUENT EVENTS

REAL ESTATE HELD FOR DEVELOPMENT
In February 2001, the Company purchased a transfer development credit for $12,500 in connection with the Rancho Malibu project. As a result of this purchase, the Company believes it possesses all transfer development credits required by the State of California to develop the property.

ACQUISITION OF PLM INTERNATIONAL, INC.
In December 2000, the AFG Trusts formed MILPI Holdings, LLC, which formed MILPI Acquisition Corp., a wholly owned subsidiary of MILPI Holdings. The AFG Trusts collectively paid $1.2 million for their membership interests in MILPI Holdings and MILPI Holdings purchased the common stock of MILPI Acquisition for an aggregate purchase price of $1.2 million. MILPI Acquisition entered into a definitive agreement with PLM International, Inc., an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired 83% of the PLM common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition will merge into PLM, with PLM being the surviving entity. PLM filed a proxy statement with the Securities and Exchange Commission on February 9, 2001 for a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition owns 83% of the PLM common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting and MILPI Holdings has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the AFG Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI Holdings. However, completion of the SEC staff's review of the proxy statement for approval of the merger is dependent in part on the satisfactory resolution of the AFG Trusts' discussions with the staff regarding their possible status as inadvertent investment companies. If the merger is approved, the AFG Trusts may be required to provide an additional $4.7 million to acquire the remaining 17% of PLM's outstanding common stock. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

At December 31, 2000, the AFG Trusts collectively had paid $1.2 million for their membership interests in MILPI Holdings. That amount is included in other assets on the accompanying consolidated statement of financial position at December 31, 2000. (See Note 7 - Other Assets.) The funds were placed in escrow by MILPI Acquisition pending the outcome of the tender offer.

The Company will account for the acquisition of PLM using the purchase method of accounting. At December 31, 2000 and for the year then ended, the total assets, total liabilities and net income of PLM were $40,407,000, $24,794,000 and $5,263,000, respectively.