Form 10QSB
period 2001-03-31
SEMELE GROUP INC
filed 2001-05-21
CIK 812914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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
                                                             ---    ---

Shares of common stock outstanding as of May 15, 2001:  2,078,718


Transitional Small Business Disclosure Format:  YES    .  NO  X .
                                                   ----     ----


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

                                SEMELE GROUP INC.

                                   FORM 10-QSB

                                      INDEX


                                                                                     PAGE
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

     Consolidated balance sheets at March 31, 2001 and December 31, 2000                3

     Consolidated statements of operations for the three months
     ended March 31, 2001 and 2000                                                      4

     Consolidated statement of stockholders' equity for the three months
      ended  March 31, 2001                                                             5

     Consolidated statements of cash flows for the three months
     ended March 31, 2001 and 2000                                                      6

     Notes to the Consolidated Financial Statements                                  7-17


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                        18-22


PART II.  OTHER INFORMATION:

Items 1 - 6                                                                            23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                            MARCH 31,           DECEMBER 31,
                                                                              2001                 2000
                                                                        ---------------      -----------------
ASSETS
Cash and cash equivalents (See Note 2 - Consolidated
  Statements of Cash Flows)........................................     $     12,170,660     $     27,830,365
Restricted cash....................................................               48,000                   --
Rents and other receivables........................................            1,386,940            1,231,871
Due from affiliates................................................           11,083,953            4,718,511
Equipment held for lease, net of accumulated depreciation
  of $47,665,671 and $53,615,656 at March 31, 2001
  and December 31, 2000, respectively..............................           71,112,984           73,577,695
Real estate held for development...................................           11,957,206           11,388,698
Land                                                                           1,929,000            1,929,000
Buildings, net of accumulated depreciation of $1,618,921 and
  $1,530,263 at March 31, 2001 and December 31, 2000,  respectively           10,314,076           10,402,734
Ownership interests in affiliated companies........................           46,585,798           21,685,891
Other assets.......................................................            5,036,148            3,070,215
Goodwill, net of accumulated amortization of $48,357
  at March 31, 2001................................................            1,305,643                   --
                                                                        ----------------     ----------------
Total assets.......................................................     $    172,930,408     $    155,834,980
                                                                        ================     ================

LIABILITIES
Accounts payable and accrued expenses..............................     $     12,866,869     $      2,799,086
Distributions declared and payable.................................               52,063               52,063
Deferred rental income.............................................               44,008               77,771
Other liabilities..................................................            3,013,206            3,013,206
Indebtedness.......................................................           57,724,664           60,220,752
Indebtedness and other obligations to affiliates...................           38,161,872           36,609,567
Deferred income taxes..............................................            1,368,000                   --
                                                                        ----------------     ----------------
Total liabilities..................................................          113,230,682          102,772,445
                                                                        ----------------     ----------------

Minority interests.................................................           72,544,318           66,398,578
                                                                        ----------------     ----------------

STOCKHOLDERS' DEFICIT
Common stock, $0.10 par value; 5,000,000 shares authorized;
  2,916,647 shares issued at March 31, 2001 and December 31, 2000                291,665              291,665
Additional paid in capital.........................................          144,680,487          144,680,487
Accumulated deficit................................................         (143,583,738)        (144,075,189)
Deferred compensation, 164,279 shares at March 31, 2001 and
  December 31, 2000................................................             (816,767)            (816,767)
Treasury stock at cost, 837,929 shares at March 31, 2001 and
  December 31, 2000................................................          (13,416,239)         (13,416,239)
                                                                        ----------------     ----------------
Total  stockholders' deficit.......................................          (12,844,592)         (13,336,043)
                                                                        ----------------     ----------------

Total  liabilities, minority interests and stockholders' deficit...     $     172,930,408    $     155,834,980
                                                                        =================    =================

Book value per share, 2,078,718 shares outstanding at both
  March 31, 2001 and December 31, 2000.............................     $          (6.18)    $          (6.42)
                                                                        ================     ================


        The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                        2001                  2000
                                                                                  ----------------      -----------------
REVENUES
Rental income..........................................................           $      3,692,949     $       4,968,046
Fee income.............................................................                  1,218,334                    --
Interest income........................................................                    286,412               518,378
Interest income from affiliates........................................                     65,435                52,611
Gain on sales of marketable securities ................................                         --               215,198
Gain on sales of equipment ............................................                    599,012               557,140
Losses from real estate held for development...........................                         --              (121,620)
Equity income in affiliated companies..................................                  3,704,073                    --
Other income ..........................................................                    272,423               593,352
                                                                                  ----------------      ----------------

Total revenues.........................................................                  9,838,638             6,783,105
                                                                                  ----------------      ----------------


EXPENSES
Depreciation expense ..................................................                  2,569,459             2,863,479
Amortization expense ..................................................                     96,960                45,199
Interest on indebtedness...............................................                  1,308,364             1,547,847
Interest on indebtedness and other obligations to affiliates...........                    437,572               814,827
General and administrative expenses....................................                  3,168,864               804,246
Fees and expenses to affiliates........................................                    174,253               256,616
                                                                                  ----------------      ----------------

Total expenses.........................................................                  7,755,472             6,332,214
                                                                                  ----------------      ----------------

Income before income taxes and minority interest.......................                  2,083,166               450,891

Income taxes...........................................................                     90,000                    --
Minority interest in income of consolidated subsidiaries...............                  1,501,715               318,140
                                                                                  ----------------      ----------------

Net income.............................................................           $        491,451      $        132,751
                                                                                  ================      ================

Net income per share of common stock - basic and fully diluted (based on the weighted average number of shares outstanding of
 2,078,718 and  1,193,403, respectively)...............................           $           0.24      $           0.11
                                                                                  ================      ================

        The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


                              COMMON           ADDITIONAL       ACCUMULATED       DEFERRED       TREASURY
                               STOCK        PAID IN CAPITAL       DEFICIT       COMPENSATION       STOCK           TOTAL
Stockholder's equity
  (deficit),
  December 31, 2000......... $   291,665     $  144,680,487    $ (144,075,189)   $(816,767)    $(13,416,239)   $(13,336,043)

Net income..................          --                 --           491,451           --               --         491,451
                            ------------    ---------------   ---------------   ----------    -------------   -------------

Stockholder's equity
  (deficit),
  March 31, 2001............ $   291,665     $  144,680,487    $ (143,583,738)   $(816,767)    $(13,416,239)   $(12,844,592)
                             ===========     ==============    ==============    =========     ============    ============-


        The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                             2001                  2000
                                                                                       ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................................................         $      491,451        $      132,751
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Depreciation and amortization expense........................................              2,666,419             2,908,678
  Accretion of bond discount...................................................                     --                (6,238)
  Gain on sale of marketable securities........................................                     --              (215,198)
  Gain on sale of equipment....................................................               (599,012)             (557,140)
  Equity income in affiliated companies........................................             (3,704,073)                   --
  Minority interests...........................................................              6,578,127               388,624
Changes in assets and liabilities, excluding the effects of the acquisition of
 PLM International, Inc.:
  Rents and other receivables .................................................                695,931               560,128
  Other assets.................................................................              1,101,964              (217,948)
  Due from affiliates..........................................................                577,558             6,051,462
  Accounts payable and accrued expenses........................................               (118,217)              (42,116)
  Distributions declared and payable...........................................                     --            (9,374,323)
  Deferred rental income.......................................................                (33,763)             (489,555)
                                                                                       ---------------       ---------------

Net cash provided by (used in) operating activities............................              7,656,385              (860,875)
                                                                                       ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from equipment sales................................................                721,922               751,376
  Proceeds from sale of marketable securities..................................                     --               536,520
  Ownership interests in affiliated companies..................................            (21,775,721)             (592,844)
  Costs capitalized to real estate held for development........................               (568,508)              (20,700)
                                                                                       ---------------       ---------------

Net cash (used in) provided by investing activities............................            (21,622,307)              674,352
                                                                                       ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from indebtedness...................................................                     --             6,091,738
  Principal payments on indebtedness...........................................             (2,496,088)          (21,742,290)
  Indebtedness and other obligations to affiliates.............................                802,305           (11,009,304)
                                                                                       ---------------       ---------------

Net cash used in financing activities..........................................             (1,693,783)          (26,659,856)
                                                                                       ---------------       ---------------

Net decrease in cash and cash equivalents......................................            (15,659,705)          (26,846,379)

Cash and cash equivalents at beginning of period...............................             27,830,365            54,568,088
                                                                                       ---------------       ---------------

Cash and cash equivalents at end of period.....................................         $   12,170,660        $   27,721,709
                                                                                        ==============        ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest (including capitalized interest of
  $216,399 for the three months ended March 31, 2001)                                   $    1,228,148        $    2,700,681
                                                                                        ==============        ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. Rule 10-01 provides that footnote disclosures that would substantially duplicate those contained in the most recent annual report to shareholders may be omitted from interim financial statements. The accompanying consolidated financial statements have been prepared on that basis and, therefore, should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company's consolidated financial position at March 31, 2001 and December 31, 2000 and its consolidated results of operations for each of the three month periods ended March 31, 2001 and 2000 have been made and are reflected. Reference to "Semele" or the "Company" in these financial statements means Semele Group Inc., it subsidiaries and consolidated affiliates. The Company's consolidated statements of operations and cash flows for the three months ended March 31, 2000 have been restated to reflect the acquisition of Equis II Corporation.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Generally, excess cash is invested in either (i) reverse repurchase agreements with overnight maturities at large institutional banks or (ii) domestic money market funds that invest in high-quality U.S. dollar denominated securities, including U.S. government securities. At March 31, 2001, the Company and its consolidated affiliates had invested approximately $10 million in cash equivalents. The composition of the Company's consolidated cash position at March 31, 2001 and December 31, 2000 is summarized in the table below. The availability of cash held by the AFG Trusts and AFG International to Semele is subject to terms and conditions over the use and disbursement of cash and other matters contained in the trust and partnership agreements that govern the AFG Trusts and AFG International. The Company has voting control over most matters concerning these entities, including the declaration, authorization, and amount of cash distributions.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                          2001                 2000
                                                                      -------------       --------------
Semele Group Inc. and wholly-owned subsidiaries                       $   1,598,366       $   1,797,445
AFG Investment Trust A                                                      678,035           2,764,972
AFG Investment Trust B                                                      973,188           5,126,793
AFG Investment Trust C                                                    1,766,173           8,848,816
AFG Investment Trust D                                                    1,872,991           9,042,889
AFG International Limited Partnership                                       273,907             249,450
PLM International, Inc.                                                   5,008,000                  --
                                                                      -------------       --------------
                                           Total                      $  12,170,660       $  27,830,365
                                                                      =============       ==============

Approximately $4.4 million of cash within the AFG Trusts may be expended to complete the purchase of PLM International, Inc. (See Note 3 - Acquisitions.)

REVENUE RECOGNITION
The Company earns rental income from a diversified portfolio of equipment held for lease and from two special-purpose commercial buildings. Rents are due monthly, quarterly or semi-annually and no significant amounts are earned based on factors other than the passage of time. Substantially all of the Company's leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Rents received prior to their due dates are deferred. At March 31, 2001 and December 31, 2000, deferred rental income was $44,008 and $77,771, respectively.

GOODWILL
Goodwill was recorded in connection with the acquisition of PLM International, Inc. in February 2001. (See Note 3 - Acquisitions.) The amount of goodwill represents the excess of the purchase price and related costs incurred to purchase PLM over the value assigned to the net tangible assets, including certain identifiable management contracts and partnership interests of PLM. Goodwill is being amortized on a straight-line basis over seven years.

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

MILPI Acquisition Corp. is a wholly owned subsidiary of MILPI Holdings LLC, which was formed by four Delaware business trusts (collectively referred to as the AFG Trusts) on December 22, 2000. The AFG Trusts are consolidated affiliates of the Company engaged in the equipment leasing and real estate businesses. The AFG Trusts collectively paid $1.2 million for their membership interests in MILPI Holdings and MILPI Holdings purchased the common stock of MILPI Acquisition Corp. for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition Corp. then entered into a definitive agreement with PLM to acquire up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition Corp. commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition Corp. acquired 83% of PLM's common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the agreement, MILPI Acquisition Corp. will merge into PLM, with PLM becoming the surviving entity, upon the approval of the holders of 50.1% of PLM's outstanding common stock. PLM filed preliminary proxy materials with the Securities and Exchange Commission on February 9, 2001 relating to a special meeting of its shareholders to

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


vote on the merger proposal. Because MILPI Acquisition Corp. owns 83% of PLM's common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting, as MILPI Holdings has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the AFG Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI Holdings. In connection with its review of the preliminary proxy materials, the staff of the SEC has informed the AFG Trusts that own MILPI Acquisition Corp. and that were offerors in the tender offer, that it believes the trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the "Act"). The managing trustee of the trusts is engaged in discussions with the staff regarding this matter. The AFG Trusts believe that they are not investment companies; however, it is possible that the trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, each of the trusts intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire. The parties do not intend to schedule the special meeting of stockholders of PLM International pending resolution of this issue. If the merger is approved, the AFG Trusts may be required to provide an additional $4.4 million to acquire the remaining 17% of PLM's outstanding common stock. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition Corp.

The Company has accounted for the acquisition of PLM using the purchase method of accounting. As of March 31, 2001, the allocation of the purchase price to acquired assets and liabilities is preliminary and subject to further assessment. The following table summarizes the pro forma consolidated results of operations of the Company, including PLM, for the three-month period ended March 31, 2001 and the three-month period ended March 31, 2000, assuming the purchase had been effected prior to January 1, 2000.

                                                   FOR THE QUARTER ENDED     FOR THE QUARTER ENDED
                                                      MARCH 31, 2001             MARCH 31, 2000
  Total revenues                                         $ 10,841,304              $  9,421,105
  Net income from continuing operations                  $    513,022              $    256,195
  Loss from discontinued operations,
    net of income tax                                              --              $    (83,000)
  Net income                                             $    513,022              $    173,195

  PER SHARE INFORMATION:
  Net income from continuing operations                  $       0.25              $       0.22
  Loss from discontinued operations,
    net of income tax                                              --              $      (0.07)
  Net income                                             $       0.25              $       0.15

NOTE 4 - REAL ESTATE HELD FOR DEVELOPMENT

The Company owns 274 acres of undeveloped land north of Malibu, California called Rancho Malibu. Approximately 40 acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. At March 31, 2001, the Company's basis in Rancho Malibu was $11,957,206. During the quarter ended March 31, 2001, the Company capitalized $568,508 of costs, including $25,000 paid for transfer development credits required under California statute and $216,399 for interest. During the quarter ended March 31, 2000, the Company capitalized $20,700 of development costs, all of which was for transfer development credits. At March 31, 2001, the Company had obtained all transfer development credits required for the project.

During the quarter ended March 31, 2000, the Company incurred and expensed pre-development costs of approximately $122,000. These costs consisted principally of property taxes and professional expenses, involving legal and other services, in connection with the zoning and entitlement processes at the state and local levels.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5 - LAND AND BUILDINGS

The Company has ownership interests in two commercial buildings that are leased to a major university. The buildings are used in connection with the university's international education programs and include both classroom and dormitory space. The combined cost of both buildings, one located in Washington, D.C. and one located in Sydney, Australia, is $11,932,997. At March 31, 2001 and December 31, 2000, the buildings had a net book value of $10,314,076 and $10,402,734, respectively. The combined land cost associated with the buildings is $1,929,000. Indebtedness associated with the buildings is summarized in Note 10.

Future minimum rental payments due in connection with the leases for both buildings are scheduled as follows:

            For the year ending March 31, 2002              $ 1,150,504
                                          2003                  888,336
                                                            -----------

                                               Total        $ 2,038,840
                                                            ===========

NOTE 6 - EQUIPMENT HELD FOR LEASE

The following is a summary of all equipment in which the Company has an interest at March 31, 2001. Substantially all of the equipment is leased under triple net lease agreements meaning that the lessees are responsible for maintaining, insuring and operating the equipment in accordance with the terms of the respective lease agreements. Remaining lease term (months), as used below, represents the number of months remaining under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. In the opinion of management, the acquisition cost of the equipment did not exceed its fair market value.

                                                   Remaining
                                                   Lease Term           Equipment
                   Equipment Type                    (Months)              Cost
       ---------------------------               ---------------     -----------------
       Aircraft                                            15-33     $      79,628,529
       Locomotives                                          0-36            12,886,831
       Materials handling                                   0-26             9,890,281
       Manufacturing                                        0-29             9,095,342
       Construction and mining                              0-21             3,744,859
       Computers and peripherals                             0-8             3,025,206
       Research and test                                       0               338,749
       Tractors & heavy duty trucks                           28               105,350
       Trailers/intermodal containers                          0                56,976
       Communications                                          0                 6,532
                                                                     -----------------

                                            Total equipment cost           118,778,655
                                        Accumulated depreciation           (47,665,671)
                                                                     -----------------
                      Equipment, net of accumulated depreciation     $      71,112,984
                                                                     =================

The equipment is owned by the Company's consolidated affiliates as follows:

       AFG Investment Trust A                 $          2,674,533
       AFG Investment Trust B                            3,883,713
       AFG Investment Trust C                           51,977,219
       AFG Investment Trust D                           60,243,190
                                              --------------------
                                Total         $        118,778,655
                                              ====================

The preceding summary of equipment includes leveraged equipment having an original cost of $92,856,595 and a net book value of $66,819,785 at March 31, 2001. Indebtedness associated with the equipment is summarized

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


in Note 10. Generally, indebtedness on leveraged equipment will be amortized by the rental streams derived from the corresponding lease contracts, although certain aircraft have balloon debt obligations that will not be amortized by scheduled lease payments. Such obligations may result in future refinancings to extend the repayment periods or the sale of the associated assets to retire the indebtedness.

Future minimum rental payments due in connection with all equipment are scheduled as follows:

               For the year ending March 31, 2002         $ 11,028,619
                                             2003            9,494,299
                                             2004            4,918,971
                                                          ------------

                                             Total        $ 25,441,889
                                                          ============

NOTE 7 - OTHER ASSETS

Other assets, at March 31, 2001, primarily consist of the following: (i) cash surrender value of PLM's officers' life insurance policies totaling approximately $2.1 million (ii) deposits totaling approximately $764,000, (iii) equity holdings in third-party companies totaling $603,164, and (iv) deferred financing costs, net of accumulated amortization, totaling $468,851. At December 31, 2000, other assets had the following principal components: (i) membership interests totaling $1.2 million in a limited liability company established to facilitate the acquisition of PLM, (ii) deposits totaling approximately $764,000, (iii) equity holdings in third-party companies totaling $603,164, and
(iv) deferred financing costs, net of accumulated amortization, totaling $482,700. Deferred financing costs are amortized over the terms of the loans to which they pertain on a straight-line basis. For the quarters ended March 31, 2001 and 2000, amortization expense resulting from deferred financing costs was $16,103 and $12,699, respectively.

NOTE 8 - GUARANTY OBLIGATIONS

On March 8, 2000, the AFG Trusts entered into a guaranty agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. Echelon Commercial LLC is controlled by Gary D. Engle. The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. Effective December 8, 2000, the guaranty of lease payments by the AFG Trusts was capped at a maximum of $7 million (reduced by agreement from $34.5 million at inception of the guaranty due to principal reductions of the guaranty amount). The guaranty amount is reduced according to a prescribed formula as payments under the master lease agreement are collected by Heller. In consideration for their guaranty, the AFG Trusts collectively received an upfront cash fee equal to $500,000 and receive an additional annualized fee equal to 4% of the average guaranty amount outstanding during each quarterly period. Accrued but unpaid fees accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The trusts will receive minimum aggregate fees for their guaranty of not less than $1 million, excluding interest. During the quarter ended March 31, 2001, the AFG Trusts collectively recognized income from the guaranty agreement of $85,653 compared to $588,167 (including the upfront fee) during the period March 8, 2000 to March 31, 2000. These amounts are included in other income on the accompanying consolidated statement of operations for each of the quarters ended March 2001 and 2000, respectively.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9 - RELATED PARTY TRANSACTIONS

ADMINISTRATIVE SERVICES
A number of the Company's administrative functions are performed by Equis Financial Group Limited Partnership (EFG), a Massachusetts limited partnership, pursuant to the terms of a services agreement dated May 7, 1997. EFG is controlled by Gary D. Engle, the Company's Chairman and Chief Executive Officer. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses for which EFG is reimbursed at actual cost. The Company incurred total administrative costs of $37,767 and $39,175 during the quarters ended March 31, 2001 and 2000, respectively.

EFG also provides asset management and other services to the AFG Trusts and is compensated for those services based upon the nature of the underlying transactions. For equipment reinvestment acquisition services, EFG is paid an acquisition fee equal to 1% of base purchase price. For management services, EFG is paid a management fee equal to 5% of lease revenues earned from operating leases and 2% of lease revenues earned from full-payout leases. Operating expenses incurred by the trusts are paid by EFG on their behalf and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the quarters ended March 31, 2001 and 2000, which were paid or accrued by the trusts to EFG or its affiliates, are as follows:

                                                           2001                     2000
                                                    ------------------       -------------------

     Equipment management fees                      $          136,486       $          217,441
     Administrative charges                                    132,339                  185,774
     Reimbursable operating expenses
          due to third parties                               1,117,771                  209,970
                                                    ------------------       ------------------

                                       Total        $        1,386,596       $          613,185
                                                    ==================       ==================


SUMMARY OF CONSOLIDATED OPERATIONS
Total revenues and net income (loss) generated by the Company and its principal subsidiaries for the quarters ended March 31, 2001 and 2000 are summarized below:

                                                          TOTAL                     NET
                                                         REVENUES               INCOME (LOSS)
                                                    ------------------       ------------------
     Quarter ended March 31, 2001:
       Semele Group Inc.                            $          753,532       $         (179,619)
       Equis II Corporation                                  7,484,053                  773,760
       PLM International, Inc.                               2,034,000                  136,000
       Intercompany eliminations                              (432,947)                (238,690)
                                                    ------------------       ------------------
       Combined                                     $        9,838,638       $          491,451
                                                    ==================       ==================

     Quarter ended March 31, 2000:
       Semele Group Inc.                            $          956,352       $       (1,281,441)
       Equis II Corporation                                  6,495,349                  779,320
       Intercompany eliminations                              (668,596)                 634,872
                                                    ------------------       ------------------
       Combined                                     $        6,783,105       $          132,751
                                                    ==================       ==================

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


DUE FROM AFFILIATES
Amounts due from affiliates are summarized below:

                                                                MARCH 31,              DECEMBER 31
                                                                   2001                    2000
                                                            -----------------       -----------------
   Loan obligations due from Mr. Engle and Mr. Coyne        $       2,937,205       $       2,937,205
   Interest receivable on loan obligations due from
     Mr. Engle and Mr. Coyne                                          333,862                 257,029
   Due from affiliates of PLM International, Inc. (1)               6,943,000                      --
   Guaranty fee receivable                                            444,832                 364,925
   Rents receivable from EFG escrow  (2)                              272,775               1,007,073
   Advances to Kettle Valley Development LP                           152,279                 152,279
                                                            -----------------       -----------------

   Total                                                    $      11,083,953       $       4,718,511
                                                            =================       =================


    (1) Consists primarily of a loan by PLM International, Inc. to one of its investment programs.

    (2) All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis.

INDEBTEDNESS AND OTHER OBLIGATIONS TO AFFILIATES
A summary of the Company's indebtedness and other obligations to affiliates appears below.

                                                           MARCH 31,               DECEMBER 31,
                                                              2001                     2000
                                                       ------------------       ------------------
   Principal balance of indebtedness to affiliates     $       34,949,392       $       34,949,392
   Accrued interest due to affiliates                           2,122,969                1,457,597
   Other  (1)                                                   1,089,511                  202,578
                                                       ------------------       ------------------

   Total                                               $       38,161,872       $       36,609,567
                                                       ==================       ==================

    (1) Consists primarily of amounts due to EFG for administrative services and operating expenses.

In connection with a transaction in 1997, the Company borrowed $4,419,500 from certain affiliates controlled by Mr. Engle, including $462,353 from AFG Investment Trust A. The corresponding note obligations bear interest at an annualized rate of 10% and require mandatory principal repayments to the extent the Company realizes any net cash proceeds from the sale or refinancing of Rancho Malibu. The notes mature on April 30, 2003. During the quarters ended March 31, 2001 and 2000, the Company incurred interest expense of $108,974 and $110,185, respectively, in connection with this indebtedness. The obligation to AFG Investment Trust A ($462,353) and related quarterly interest expense ($11,401 in 2001) have been eliminated in consolidation.

GUARANTY OF AFFILIATE'S LEASE OBLIGATIONS
On March 8, 2000, the AFG Trusts became guarantors of the lease payment obligations of Echelon Commercial LLC under a certain master lease agreement. Echelon Commercial LLC is an affiliate of the Company and the AFG Trusts and is controlled by Gary D. Engle. (See Note 8 - Guaranty Obligations.)

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


OWNERSHIP INTERESTS IN AFFILIATED COMPANIES The Company has equity interests in the following affiliates:

                                                           MARCH 31,               DECEMBER 31,
                                                              2001                     2000
                                                       ------------------       -------------------
   PLM International, Inc. equity interests in         $       21,228,334       $               --
   investment programs
   EFG Kirkwood LLC                                            13,888,363               10,224,163
   EFG/Kettle Development LLC                                   8,377,439                8,527,542
   Equity Interests in Partnerships                             3,091,662                2,934,186
                                                       ------------------       ------------------

   Total                                               $       46,585,798       $       21,685,891
                                                       ==================       ==================


ASSET MANAGEMENT - PLM INTERNATIONAL, INC.
In February 2001, the AFG Trusts, through MILPI Acquisition Corp., acquired approximately 83% of the common stock of PLM International, Inc., a San Francisco based asset management company. MILPI Acquisition Corp. is a wholly owned subsidiary of MILPI Holdings LLC, which was formed by the AFG Trusts on December 22, 2000 to acquire the PLM common stock. PLM specializes in transportation equipment leasing and manages several syndicated investment programs (generally organized as or similar to limited partnerships) that are engaged in the business of leasing transportation equipment. (See also Note 3 - Acquisitions, PLM International, Inc.) The carrying basis of PLM's equity interests in certain of its investment programs was $21,228,334 at March 31, 2001.

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

Subsequent to acquiring its interest in Mountain Resort, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC (Mountain Springs). Mountain Springs, through a wholly owned subsidiary, owns 80% of the common stock and 100% of the Class B Preferred stock in an entity that owns Purgatory Ski resort in Durango, Colorado. The Company's ownership interest in EFG Kirkwood had an original cost of $10,735,380, including an acquisition fee of $98,866 (1%) that was paid to EFG. The Company's ownership interest in EFG Kirkwood is accounted for using the equity method. The Company recorded net income of $3,664,200 from its interest in EFG Kirkwood for the quarter ended March 31, 2001.

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

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


constructed and 4 are under construction, all of which have been sold. A subsidiary of the Company became general partner of Kettle Valley Development Limited Partnership on March 1, 1999. The remaining equity interests in the project are owned by a third party.

This ownership interest had a cost of $8,837,500 that was funded with cash of $6,204,347 and a non-recourse installment note of $2,633,153. The note matures on December 1, 2001 and bears interest at an annualized rate of 7.5%. The outstanding principal balance of the note was $688,900 and $938,513 at March 31, 2001 and December 31, 2000, respectively. The cost of this ownership interest exceeded the Company's equity interest in the underlying net assets of Kettle Valley Development Limited Partnership by approximately $1,300,000. This difference is being amortized on a straight-line basis over the estimated project development period of 10 years, resulting in amortization expense of $32,500 during each of the quarters ended March 31, 2001 and 2000. This amount is included as an offset to equity income in affiliated companies on the accompanying consolidated statement of operations for 2001 and 2000. The Company accounts for its ownership interest using the equity method of accounting. During the quarter ended March 31, 2001, the Company decreased its investment in Kettle Valley by $117,603 to reflect its share of the project's net loss.

EQUITY INTERESTS IN PARTNERSHIPS
On August 31, 1998, the Company acquired Ariston Corporation for $12.45 million, consisting of cash of $2 million and a purchase-money note of $10.45 million. Ariston was purchased from EFG and owns equity interests in (i) a real estate limited partnership called AFG International Limited Partnership, which owns two commercial buildings leased to a major educational institution (see Note 5), and
(ii) a 98% limited partner interest in Old North Capital Limited Partnership, which owns equity interests in each of the AFG Trusts and 11 other limited partnerships established by EFG's predecessor. The remaining 2% equity interests in Old North Capital, including those of the general partner, are owned by Mr. Engle, Mr. Coyne, and a third party and controlled by Mr. Engle. The acquisition of Ariston was accounted for under the purchase method of accounting and the balance sheets and statements of operations of Ariston were consolidated effective September 1, 1998. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston. The note matures on August 31, 2003 and is recourse to the common stock of Ariston. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company; however, future cash distributions by Ariston require the consent of EFG until such time that the Company's obligation to EFG under the note is repaid. On January 26, 2000, the Company made principal and interest payments of $2,031,504 and $50,798, respectively, in connection with this note. The outstanding principal balance of this obligation at March 31, 2001 and December 31, 2000 was $8,418,496. Ariston's ownership interests in limited partnerships (11 in total) are accounted for using the equity method. During the quarter ended March 31, 2001, the Company recorded net income of $157,476 related to these interests. Ariston's equity interests in the AFG Trusts are eliminated in consolidation.

NOTE 10 - NOTES PAYABLE TO THIRD PARTIES

At March 31, 2001, the Company had aggregate indebtedness to third parties of $57,724,664, including two note obligations totaling $6,041,321 associated with the Company's two commercial buildings. (See Note 5.) One loan, with a balance of $5,472,109, matures on June 1, 2010 and carries a fixed annual interest rate of 7.86% and the other loan, with a balance of $569,212, matures on December 31, 2002 and carries a variable annual interest rate equal to prime plus 1.50% (10.5% at March 31, 2001). The remainder of the Company's indebtedness to third parties is non-recourse installment debt pertaining to equipment held on operating leases. (See Note 6.) Generally, this debt is secured by the equipment and will be fully amortized over the terms of the lease agreements corresponding to each asset. However, in certain instances (involving principally aircraft), retirement of the debt obligations is partially dependent upon the residual value of the equipment. At March 31, 2001, the Company has balloon debt obligations due at the expiration of the equipment leases of $37,724,133. Interest rates on equipment debt obligations range from 6.76% to 9.95% at March 31, 2001.

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Management believes that the carrying amount of the Company's notes payable to third parties approximates fair value at March 31, 2001 based on its experience and understanding of the market for instruments with similar terms.

The annual maturities of the Company's indebtedness to third parties is summarized below:


                                                   BUILDINGS        EQUIPMENT         TOTAL
               For the year ending March 31, 2002  $       503,654  $     6,837,694   $     7,341,348
                                             2003          595,495       10,902,787        11,498,282
                                             2004          671,416       33,942,862        34,614,278
                                             2005          467,423               --           467,423
                                             2006          536,591               --           536,591
                                       Thereafter        3,266,742               --         3,266,742
                                                   ---------------  ---------------   ---------------

                                            Total  $     6,041,321  $    51,683,343   $    57,724,664
                                                   ===============  ===============   ===============

The Company's indebtedness to third parties is divided among the Company's consolidated affiliates as follows:

           AFG Investment Trust A                                          $    531,039
           AFG Investment Trust B                                               531,040
           AFG Investment Trust C                                            25,041,380
           AFG Investment Trust D                                            25,579,884
           Old North Capital Limited Partnership                                569,212
           AFG International Limited Partnership                              5,472,109
                                                                          -------------

                                               Total                      $  57,724,664
                                                                          =============


NOTE 11 - DEFERRED STOCK COMPENSATION

In 1997, the Company established a deferred compensation plan for Mr. Engle and Mr. Coyne. Pursuant to terms of the plan, both Mr. Engle and Mr. Coyne may receive shares of the Company's common stock instead of cash compensation. The number of shares allocated to them is determined at the end of each month by dividing the average closing price of the Company's stock for the last ten trading days of the month into the dollar amount that otherwise would have been paid to them as cash compensation for the month. The shares (which are fully vested) are held in a rabbi trust established for the benefit of Mr. Engle and Mr. Coyne, but are not expected to be transferred to them until termination of their employment. The Company treats the issuance of shares under the plan as compensation and, therefore, recognizes an expense equal to the amount of cash compensation that would have been paid to each individual. During the quarter ended March 31, 2001, the Company did not issue shares under the plan but accrued compensation expense for both officers. During the quarter ended March 31, 2000, the Company issued 10,579 shares under the plan. During each of the quarters ended March 31, 2001 and 2000, the Company recorded aggregate compensation expense of $60,000. These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations for each of the quarters ended March 31, 2001 and 2000.

NOTE 12 - LITIGATION

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

                                SEMELE GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 13 - SUBSEQUENT EVENTS

In April 2001, the Company received a letter from the Nasdaq Stock Market, Inc. wherein the staff determined that the Company had failed to meet certain minimum standards for continued listing on the Nasdaq SmallCap Market. This circumstance could jeopardize the Company's continued listing on that exchange. The Company responded to the Staff in a letter submitted on May 3, 2001 and is awaiting a final ruling. If the Company were to be delisted, this could have an adverse affect on the Company's share price and stockholders' liquidity.

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

MILPI Acquisition Corp. is a wholly owned subsidiary of MILPI Holdings LLC, which was formed by four Delaware business trusts (collectively referred to as the AFG Trusts) on December 22, 2000. The AFG Trusts are consolidated affiliates of the Company engaged in the equipment leasing and real estate businesses. MILPI Acquisition Corp. entered into a definitive agreement with PLM to acquire up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition Corp. commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition Corp. acquired 83% of PLM's common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the agreement, MILPI Acquisition Corp. will merge into PLM, with PLM becoming the surviving entity, upon the approval of the holders of 50.1% of PLM's outstanding common stock. PLM filed preliminary proxy materials with the Securities and Exchange Commission on February 9, 2001 relating to a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition Corp. owns 83% of PLM's common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting, as MILPI Holdings has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the AFG Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI Holdings. In connection with its review of the preliminary proxy materials, the staff of the SEC has informed the AFG Trusts that own MILPI Acquisition Corp. and that were offerors in the tender offer, that it believes the trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the "Act"). The managing trustee of the trusts is engaged in discussions with the staff regarding this matter. The AFG Trusts believe that they are not investment companies; however, it is possible that the trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, each of the trusts intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire. The parties do not intend to schedule the special meeting of stockholders of PLM International pending resolution of this issue. If the merger is approved, the AFG Trusts may be required to provide an additional $4.4 million to acquire the remaining 17% of PLM's outstanding common stock. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition Corp.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION
                                  (CONTINUED)


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

LIQUIDITY AND CAPITAL RESOURCES

The Company's recent acquisition of Equis II Corporation and the resulting consolidation of the AFG Trusts significantly changed the nature of the Company's consolidated operations. In addition, the Company's 2001 consolidated financial statements have been further affected by the AFG Trust's collective purchase of approximately 83% of the common stock of PLM. The acquisition of PLM has been accounted for using the purchase method of accounting. The financial position and results of operations of PLM have been consolidated in the accompanying financial statements commencing at the date of acquisition; and, therefore, the Company's consolidated results of operations are not fully comparable between the first quarter of 2001 and the first quarter of 2000.

Each of the AFG Trusts is a Delaware business trust whose form of organization and management is similar to that of a limited partnership. The trusts are limited-life entities that have scheduled dissolution dates. The AFG Trusts were organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The net capital of the trusts was raised initially from a series of offerings in the public marketplace. These equity interests are referred to as Class A Interests, the majority of which are owned by approximately 5,300 third-party investors. In 1997, the capital structure of the trusts was expanded to include a new form of equity interest referred to as the Class B Interests, the majority of which are owned by Equis II Corporation. In addition, the investment objectives of the trusts were expanded in 1998 to permit business activities other than equipment leasing. The Class B Interests owned by Equis II represent approximately 62% of the aggregate voting interests in each of the trusts. Accordingly, the Company's purchase of Equis II Corporation resulted in the Company obtaining voting control over the AFG Trusts; and, as a result, the accompanying financial statements consolidate the operating results and financial positions of the trusts. The Company's consolidated financial statements contain a significant minority interest component that reflects that portion of the Company's consolidated net assets and results of operations attributable to the economic interests of other parties in the AFG Trusts and PLM or in certain other consolidated affiliates in which the Company does not own a 100% economic interest.

A significant portion of the trusts' equipment was financed under note agreements that are secured by the equipment and associated lease streams. Rental income generated by the trusts' lease agreements is used to repay the trusts' debt obligations and to fund the trusts' operating expenses, including management fees. Certain management fees are paid to AFG ASIT Corporation, a wholly-owned subsidiary of the Company, which functions as managing trustee of the trusts. These fees are eliminated in consolidation. All other management fees are paid to Equis Financial Group Limited Partnership (EFG), an affiliate of the Company. All of the trusts' debt obligations at March 31, 2001 are expected to be retired through the collection of contracted rents, with the exception of balloon payment obligations totaling $37,724,133 associated with the trusts' SAS, Emery and Reno aircraft. (These aircraft are discussed further under Results of Operations.) Repayment of the balloon debt obligations will be dependent upon the negotiation of future lease contracts or the future sale of these assets or, alternatively, the use of working capital. At March 31, 2001, the trusts were due future contracted lease payments from third-party lessees totaling $25,441,889 and owed third-party lenders $13,959,210 of principal debt obligations, excluding balloon payment obligations.

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

Since 1997, the Company has effected several highly leveraged purchase transactions with related parties. Most significantly, the Company purchased Equis II Corporation for $21.945 million from the Company's Chief Executive Officer, Gary D. Engle, certain trusts established for the benefit of Mr. Engle's children, and James A. Coyne, the Company's President. A significant portion of the purchase price, or $19.586 million, was financed under installment debt owed to the sellers. In 2000, a portion of this indebtedness was retired by issuing 326,462 shares of common stock, as permitted by the authorization of shareholders obtained on November 2, 2000. The Company's other principal purchase transactions with related parties since 1997, involving Ariston Corporation, the Special Beneficiary Interests, and AFG ASIT Corporation were acquired from EFG, a limited partnership that is controlled by Mr. Engle. At March 31, 2001 and December 31, 2000, the Company owed Mr. Engle, Mr. Coyne or their affiliates approximately $35 million. The Company expects that all of the purchase price indebtedness for Equis II Corporation, Ariston Corporation, and the Special Beneficiary Interests will be repaid through the collection of future cash distributions generated in connection with these assets and the collection of amounts due from Mr. Engle and Mr. Coyne in connection with their respective debt obligations to certain subsidiaries of the Company. The purchase price indebtedness for AFG ASIT Corporation was repaid in 1999. One of the Company's debt obligations to related parties, totaling approximately $4 million, is due to several limited partnerships controlled by Mr. Engle. The Company expects to repay this debt using a portion of the proceeds generated by developing Rancho Malibu.

Mr. Engle controls the timing and authorization of cash distributions to be paid from all of the affiliates upon which amortization of the Company's related party debt obligations is predominantly dependent. Moreover, as a result of the issuance of common stock in connection with the Equis II acquisition, voting control of the Company is vested in Mr. Engle and Mr. Coyne. At March 31, 2001, Mr. Engle owns or controls 40.3% and Mr. Coyne owns or controls 17.6% of the Company's outstanding common stock.

Looking forward, the Company does not anticipate any near term incremental free cash flow as a result of its recent purchases from related parties. Substantially all of the net cash flow generated by these acquisitions will be used to repay corresponding purchase price indebtedness. The Company's cash and cash equivalents balance declined from approximately $27.8 million at December 31, 2000 to approximately $12.2 million at March 31, 2001 principally as a result of the PLM acquisition in February 2001. The Company's near-term liquidity will be significantly influenced by the completion of the PLM acquisition which may require additional cash of approximately $4.4 million to acquire the remaining 17% of PLM's outstanding stock. (See Note 3 to the accompanying consolidated financial statements.) In addition, the Company believes it has obtained all necessary permits to commence development of Rancho Malibu. To mitigate demands on the Company's future liquidity that may be caused by this project, the Company is seeking a joint venture partner to participate in the project's development.

RESULTS OF OPERATIONS

At March 31, 2001, the AFG Trusts collectively held approximately $118.8 million of equipment assets having a net book value of approximately $71.1 million. Approximately 67% of those assets consisted of three commercial jet aircraft on lease to Scandinavian Airlines System (SAS), Reno Air, Inc., and Emery Worldwide. The Reno aircraft is owned jointly between the AFG Trusts and certain affiliated limited partnerships. The trusts' collective ownership interest in this aircraft is approximately 35%. Lease revenues from SAS represented 45% of the Company's consolidated rental income during the quarter ended March 31, 2001 compared to 36% for the same quarter in 2000. Lease revenues from all three aircraft collectively represented 57% of the Company's consolidated lease revenues in 2001 compared to 45% in 2000. The growing significance of aircraft rents in relation to other rents reflected between 2000 and 2001 is the result of lease expirations and equipment sales involving assets other than aircraft.

Fee income results from the Company's acquisition of PLM and consists principally of management fees and acquisition and lease negotiation fees earned in connection with the investment programs managed by PLM.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION
                                  (CONTINUED)

Consolidated interest income declined from approximately $518,000 in 2000 to $286,000 in 2001. The decline was caused principally from the disbursement of approximately $21.7 million of cash to acquire 83% of PLM. Interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Generally, future interest income will fluctuate as a result of changing interest rates, the collection of rental income and the proceeds generated from equipment sales, among other factors.

During the three months ended March 31, 2001, the Company recognized net gains of $599,012 on the sale of equipment compared to net gains of $557,140 for the same period in 2000. The ultimate economic performance of the Company's consolidated equipment portfolio is and will continue to be dependent upon many factors, including market conditions, industry trends, technological advances and many other events that can converge to enhance or detract from asset values at any given time. The gross yield on each equipment asset is a function of its primary-term rents and its residual value in relation to cost. Residual value consists of cash proceeds realized from the sale of an asset in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. These payments are classified as rental income. Consequently, the amount of net gains reported in the Company's financial statements is not necessarily indicative of the total residual value achieved from leasing the equipment.

In the three months ended March 31, 2001, the Company's equity income in affiliated companies included approximately $3.7 million from the Company's and the AFG Trusts' ownership interests in EFG Kirkwood LLC, which holds equity interests in two ski resorts. The resorts are located in the western United States and experienced good operating conditions during the past winter season. However, the operating results of ski resorts are highly seasonal. Accordingly, the Company does not expect positive operating results from EFG Kirkwood LLC during the post-season summer and autumn months.

During the quarters ended March 31, 2001 and 2000, the AFG Trusts collectively recorded income of approximately $86,000 and $588,000, respectively, for fees relating to their guaranty of certain lease obligations of an affiliate, Echelon Commercial LLC. These fees are included in other income on the Company's 2001 and 2000 consolidated statement of operations.

Approximately $89,000 of the Company's depreciation expense in each of the quarters ended March 31, 2001 and 2000 pertains to its two commercial buildings. The remainder of depreciation expense pertains mostly to equipment held for lease. The decline in depreciation expense of approximately $294,000 from 2000 to 2001 is attributable primarily to asset dispositions. For financial reporting purposes, to the extent that an asset is held on primary lease term, depreciation is computed by allocating the difference between (i) the cost of each asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual value represents an estimate of equipment value at the date of primary lease term expiration. To the extent that an asset is held beyond its primary lease term, depreciation is computed by allocating the then remaining net book value of each asset on a straight-line basis over the asset's remaining economic life.

The decline in consolidated interest expense to third parties, $1,547,847 in 2000 compared to $1,308,364 in 2001, reflects the retirement of debt obligations attributable mostly to equipment on lease. Interest expense on indebtedness and other obligations to affiliates decreased from $814,827 in 2000 to $437,572 in 2001 due to the capitalization of $216,399 of interest costs in connection with real estate held for development and from the repayment of a portion of the Company's purchase-price indebtedness for Equis II Corporation and the Special Beneficiary Interests. (See Note 4 to the financial statements concerning the Company's real estate held for development.)

General and administrative expenses increased principally due to the consolidation of PLM's operating and administrative expenses and higher overall operating costs within the AFG Trusts. Fees and expenses to affiliates principally represent equipment management fees paid to EFG for services rendered. Equipment management fees are based upon a percentage of rental income. The decline in fees from $256,616 in 2000 to $174,253 in 2001 is primarily a function of lower rental income within the AFG Trusts.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION
                                  (CONTINUED)


Overall, for the reasons discussed above, the Company's consolidated net income for the quarter ended March 31, 2001 was approximately $359,000 greater than for the first quarter of 2000. The PLM acquisition had a negative effect on consolidated net income during the first quarter of 2001 of approximately $192,000. However, the Company anticipates that PLM will become a contributor to consolidated net income following a transition and integration period of between six and twelve months.

PER SHARE RESULTS
For the three months ended March 31, 2001, the Company reported consolidated net income of $491,451 ($0.24 per share) compared to consolidated net income of $132,751 ($0.11 per share) for 2000. The net income per share for the three months ended March 31, 2001 is based on the weighted average number of shares outstanding during the period of 2,078,718 compared to 1,193,403 for 2000.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings
                        Response:  None

Item 2.                 Changes in Securities
                        Response:  None

Item 3.                 Defaults upon Senior Securities
                        Response:  None

Item 4.                 Submission of Matters to a Vote of Security Holders
                        Response:  None

Item 5.                 Other Information
                        Response:  None

Item 6(a).              Exhibits
                        Response:   None

Item 6(b).              Reports on Form 8-K
                        Response:

                        Form 8-K, dated February 1, 2001, was filed with the Securities and Exchange Commission on February 22, 2001 by the Registrant.

                        Form 8-KA was filed with the Securities and Exchange Commission on April 23, 2001 by the Registrant to include the pro forma financial information required pursuant to Item 7 on Form 8-K in connection with the acquisition of PLM International, Inc. by MILPI Acquisition Corp., an indirect subsidiary of the Registrant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SEMELE GROUP INC.




By:      /s/ Gary D. Engle                                 Date:  May 21, 2001
         Gary D. Engle, Chairman, Chief Executive
         Officer and Director


By:      /s/ James A. Coyne                                Date: May 21, 2001
         James A. Coyne, President, Chief Operating
         Officer and Director


By:      /s/ Michael J. Butterfield                        Date:  May 21, 2001
         Michael J. Butterfield, Vice President and
         Chief Financial Officer