Form 10QSB
period 2001-06-30
SEMELE GROUP INC
filed 2001-08-14
CIK 812914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒.   NO ☐.

Shares of common stock outstanding as of August 14, 2001:  2,078,718

Transitional Small Business Disclosure Format:   YES ☐.   NO ☒.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SEMELE GROUP INC.
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS
Cash and cash equivalents (See Note 2 – Consolidated Statements of Cash Flows)	$16,264,416	$27,830,365
Restricted cash	420,412	—
Rents and other receivables	1,294,611	1,231,871
Due from affiliates	5,292,792	4,718,511
Equipment held for lease, net of accumulated depreciation of $47,884,580 and $53,615,656 at June 30, 2001 and December 31, 2000, respectively	68,653,370	73,577,695
Real estate held for development	12,250,914	11,388,698
Land	1,929,000	1,929,000
Buildings, net of accumulated depreciation of $1,707,580 and $1,530,263 at June 30, 2001 and December 31, 2000, respectively	10,225,417	10,402,734
Ownership interests in affiliated companies	44,319,851	21,685,891
Other assets	4,896,361	3,070,215
Goodwill, net of accumulated amortization of $96,714 at June 30, 2001	1,257,286	—

Total assets	$166,804,430	$155,834,980

LIABILITIES
Accounts payable and accrued expenses	$9,288,512	$2,799,086
Distributions declared and payable	52,063	52,063
Deferred rental income	77,509	77,771
Other liabilities	3,013,206	3,013,206
Indebtedness	56,083,188	60,220,752
Indebtedness and other obligations to affiliates	38,268,200	36,609,567
Deferred income taxes	1,366,000	—

Total liabilities	108,148,678	102,772,445

Minority interests	71,086,321	66,398,578

STOCKHOLDERS’ DEFICIT
Common stock, $0.10 par value; 5,000,000 shares authorized; 2,916,647 shares issued at June 30, 2001 and December 31, 2000	291,665	291,665
Additional paid in capital	144,680,487	144,680,487
Accumulated deficit	(143,169,715)	(144,075,189)
Deferred compensation, 164,279 shares at June 30, 2001 and December 31, 2000	(816,767)	(816,767)
Treasury stock at cost, 837,929 shares at June 30, 2001 and December 31, 2000	(13,416,239)	(13,416,239)

Total stockholders’ deficit	(12,430,569)	(13,336,043)

Total liabilities, minority interests and stockholders’ deficit	$166,804,430	$155,834,980

Book value per share, 2,078,718 shares outstanding at both June 30, 2001 and December 31, 2000	$(5.98)	$(6.42)

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC.
Consolidated Statements of Operations
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

REVENUES
Rental income	$7,716,506	$9,789,364
Fee income	3,355,000	—
Interest income	576,911	993,197
Interest income from affiliates	130,870	118,046
Gain on sales of marketable securities	—	215,198
Gain on sales of equipment	631,290	1,086,238
Losses from real estate held for development	—	(141,231)
Equity income in affiliated companies	1,857,960	—
Other income	969,448	713,631

Total revenues	15,237,985	12,774,443

EXPENSES
Depreciation expense	5,230,521	5,638,630
Amortization expense	193,920	93,803
Interest on indebtedness	2,613,375	3,002,484
Interest on indebtedness and other obligations to affiliates	870,477	1,496,636
General and administrative expenses	4,308,705	1,441,272
Fees and expenses to affiliates	380,306	509,433

Total expenses	13,597,304	12,182,258

Income before income taxes and minority interest	1,640,681	592,185

Income taxes	422,000	—
Minority interest in income of consolidated subsidiaries	313,207	399,184

Net income	$905,474	$193,001

Net income per share of common stock – basic and fully diluted (based on the weighted average number of shares outstanding of 2,078,718 and 1,402,105, respectively)	$0.44	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC.
Consolidated Statements of Operations
For the Three Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

REVENUES
Rental income	$4,023,557	$4,821,318
Fee income	2,136,666	—
Interest income	290,499	474,819
Interest income from affiliates	65,435	65,435
Gain on sales of equipment	32,278	529,098
Losses from real estate held for development	—	(19,611)
Equity loss in affiliated companies	(1,846,113)	—
Other income	697,025	120,279

Total revenues	5,399,347	5,991,338

EXPENSES
Depreciation expense	2,661,062	2,775,151
Amortization expense	96,960	48,604
Interest on indebtedness	1,305,011	1,454,637
Interest on indebtedness and other obligations to affiliates	432,905	681,809
General and administrative expenses	1,139,841	637,026
Fees and expenses to affiliates	206,053	252,817

Total expenses	5,841,832	5,850,044

Income (loss) before income taxes and minority interest	(442,485)	141,294

Income taxes	332,000	—
Minority interest in income (loss) of consolidated subsidiaries	(1,188,508)	81,044

Net income	$414,023	$60,250

Net income per share of common stock – basic and fully diluted (based on the weighted average number of shares outstanding of 2,078,718 and 1,608,514, respectively)	$0.20	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC.
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2001
(Unaudited)

	Common	Additional	Accumulated	Deferred	Treasury
	Stock	Paid in Capital	Deficit	Compensation	Stock	Total

Stockholder’s equity (deficit), December 31, 2000	$291,665	$144,680,487	$(144,075,189)	$(816,767)	$(13,416,239)	$(13,336,043)

Net income	—	—	905,474	—	—	905,474

Stockholder’s equity (deficit), June 30, 2001	$291,665	$144,680,487	$(143,169,715)	$(816,767)	$(13,416,239)	$(12,430,569)

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$905,474	$193,001
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,424,441	5,732,433
Amortization of goodwill related to PLM investment programs	1,025,000	--
Deferred income tax	(478,000)	--
Loss on disposition of assets, net	82,000	--
Equity income from PLM investment programs	(1,208,000)	--
Accretion of bond discount	--	(11,174)
Gain on sale of marketable securities	--	(215,198)
Gain on sale of equipment	(631,290)	(1,086,238)
Equity income in affiliated companies	(1,857,960)	—
Minority interests	324,464	432,004
Rents and other receivables	982,260	559,368
Other assets	1,190,648	(369,824)
Due from affiliates	632,719	6,209,030
Accounts payable and accrued expenses	(12,050,574)	(55,058)
Distributions declared and payable	--	(9,374,323)
Deferred rental income	(262)	(497,107)

Net cash (used in) provided by operating activities	(5,659,080)	1,516,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from equipment sales	1,174,411	2,514,011
Proceeds from assets held for sale	10,250,000	--
Cash distribution from PLM investment programs	1,211,000	--
Purchase of property, plant and equipment	(55,000)	--
Proceeds from sale of marketable securities	--	536,520
Purchase of PLM, net of cash acquired	(15,901,721)	--
Ownership interests in affiliated companies	--	(1,501,844)
Costs capitalized to real estate held for development	(862,216)	(131,758)
Restricted cash	2,109,588	--

Net cash (used in) provided by investing activities	(2,073,938)	1,416,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of stock options	(604,000)	--
Proceeds from indebtedness	1,884,140	6,091,738
Principal payments on indebtedness	(6,021,704)	(23,520,553)
Indebtedness and other obligations to affiliates	908,633	(10,933,090)

Net cash used in financing activities	(3,832,931)	(28,361,905)

Net decrease in cash and cash equivalents	(11,565,949)	(25,428,062)
Cash and cash equivalents at beginning of period	27,830,365	54,568,088

Cash and cash equivalents at end of period	$16,264,416	$29,140,026

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,533,024	$4,417,191

Cash paid during the period for income taxes	$6,301,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
June 30, 2001
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company’s consolidated financial position at June 30, 2001 and December 31, 2000 and its consolidated results of operations for each of the three and six month periods ended June 30, 2001 and 2000 have been made and are reflected.  Reference to “Semele” or the “Company” in these financial statements means Semele Group Inc., it subsidiaries and consolidated affiliates. The Company’s consolidated statements of operations for the three and six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000 have been restated to reflect the acquisition of Equis II Corporation.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  Generally, excess cash is invested in either (i) reverse repurchase agreements with overnight maturities at large institutional banks or (ii) domestic money market funds that invest in high-quality U.S. dollar denominated securities, including U.S. government securities.  At June 30, 2001, the Company and its consolidated affiliates had invested approximately $15.5 million in cash equivalents.  The composition of the Company’s consolidated cash position at June 30, 2001 and December 31, 2000 is summarized in the table below.  The availability of cash held by the AFG Trusts and AFG International to Semele is subject to terms and conditions over the use and disbursement of cash and other matters contained in the trust and partnership agreements that govern the AFG Trusts and AFG International.   The Company has voting control over most matters concerning these entities, including the declaration, authorization, and amount of cash distributions.

	2001	2000

Semele Group Inc. and wholly-owned subsidiaries	$1,061,926	$1,797,445
AFG Investment Trust A	567,527	2,764,972
AFG Investment Trust B	847,376	5,126,793
AFG Investment Trust C	1,458,193	8,848,816
AFG Investment Trust D	1,678,056	9,042,889
AFG International Limited Partnership	288,338	249,450
PLM International, Inc.	10,363,000	—

Total	$16,264,416	$27,830,365

Approximately $4.4 million of cash within the AFG Trusts may be expended to complete the purchase of PLM International, Inc.  (See Note 3 – Acquisitions.)

REVENUE RECOGNITION
The Company earns rental income from a diversified portfolio of equipment held for lease and from two special-purpose commercial buildings.  Rents are due monthly, quarterly or semi-annually and no significant amounts are earned based on factors other than the passage of time.  Substantially all of the Company’s leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with SFAS No. 13, “Accounting for Leases.”  Rents received prior to their due dates are deferred.  At June 30, 2001 and December 31, 2000, deferred rental income was $77,509 and $77,771, respectively.

GOODWILL
Goodwill was recorded in connection with the acquisition of PLM International, Inc. in February 2001. (See Note 3 – Acquisitions.)  The amount of goodwill represents the excess of the purchase price and related costs incurred to purchase PLM over the value assigned its net tangible assets, including certain identifiable management contracts and partnership interests of PLM.  Goodwill is being amortized on a straight-line basis over seven years.

NOTE 3 – ACQUISITIONS

PLM INTERNATIONAL, INC.
On December 22, 2000, an affiliate of the Company, MILPI Acquisition Corp., entered into an agreement and plan of merger to acquire PLM International, Inc., a San Francisco based equipment leasing and asset management company.  The plan of merger involved a tender offer by MILPI Acquisition Corp. to purchase all of the outstanding common stock of PLM for cash.

MILPI Acquisition Corp. is a wholly owned subsidiary of MILPI Holdings LLC, which was formed by four Delaware business trusts (collectively referred to as the AFG Trusts) on December 22, 2000.  The AFG Trusts are consolidated affiliates of the Company engaged in the equipment leasing and real estate businesses.  The AFG Trusts collectively paid $1.2 million for their membership interests in MILPI Holdings and MILPI Holdings purchased the common stock of MILPI Acquisition Corp. for an aggregate purchase price of $1.2 million at December 31, 2000.  MILPI Acquisition Corp. then entered into a definitive agreement with PLM to acquire up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million.  In connection with the acquisition, on December 29, 2000, MILPI Acquisition Corp. commenced a tender offer to purchase any and all of PLM’s outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition Corp. acquired 83% of PLM’s common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the agreement, MILPI Acquisition Corp. will merge into PLM, with PLM becoming the surviving entity, upon the approval of the holders of 50.1% of PLM’s outstanding common stock.  PLM filed preliminary proxy materials with the Securities and Exchange Commission on February 9, 2001 relating to a special meeting of its shareholders to vote on the merger proposal.  Because MILPI Acquisition Corp. owns 83% of PLM’s common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting, as MILPI Holdings has agreed to vote all of its shares in favor of the merger proposal.  Once the merger is approved, the AFG Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI Holdings. In connection with its review of the preliminary proxy materials, the staff of the SEC has informed the AFG Trusts that own MILPI Acquisition Corp. and that were offerors in the tender offer, that it believes the trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the “Act”). The managing trustee of the trusts is engaged in discussions with the staff regarding this matter.  The AFG Trusts believe that they are not investment companies; however, it is possible that the trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act.  If necessary, each of the trusts intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.  The parties do not intend to schedule the special meeting of stockholders of PLM International pending resolution of this issue.  If the merger is approved, the AFG Trusts may be required to provide an additional $4.4 million to acquire the remaining 17% of PLM’s outstanding common stock.  Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition Corp.

The Company has accounted for the acquisition of PLM using the purchase method of accounting.  As of June 30, 2001, the allocation of the purchase price to acquired assets and liabilities is preliminary and subject to further assessment.  The following table summarizes the pro forma consolidated results of operations of the Company, including PLM, for the six-month period ended June 30, 2001 and the six-month period ended June 30, 2000, assuming the purchase had been effected prior to January 1, 2000.

	For the six months ended June 30, 2001	For the six months ended June 30, 2000

Total revenues	$15,237,985	$16,623,443
Net income (loss) from continuing operations	$905,474	$(477,713)
Income from discontinued operations, net of income tax	—	$496,000
Net income	$905,474	$18,287

Per share information:
Net income (loss) from continuing operations	$0.44	$(0.34)
Income from discontinued operations, net of income tax	—	$0.35
Net income	$0.44	$0.01

NOTE 4 – REAL ESTATE HELD FOR DEVELOPMENT

The Company owns 274 acres of undeveloped land north of Malibu, California called Rancho Malibu. Approximately 40 acres of the property are zoned for development of a 46-unit residential community.  The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space.  At June 30, 2001, the Company’s basis in Rancho Malibu was $12,250,914.  During the six months ended June 30, 2001, the Company capitalized $862,216 of costs, including $25,000 paid for transfer development credits required under California statute and $438,550 for interest.  During the six months ended June 30, 2000, the Company capitalized $131,758 of costs, including $20,700 paid for transfer development credits.  At June 30, 2001, the Company had obtained all transfer development credits required for the project.

During the six months ended June 30, 2000, the Company incurred and expensed pre-development costs of approximately $141,000.  These costs consisted principally of property taxes and professional expenses, involving legal and other services, in connection with the zoning and entitlement processes at the state and local levels.

NOTE 5 – LAND AND BUILDINGS

The Company has ownership interests in two commercial buildings that are leased to a major university.  The buildings are used in connection with the university’s international education programs and include both classroom and dormitory space.  The combined cost of both buildings, one located in Washington, D.C. and one located in Sydney, Australia, is $11,932,997.  At June 30, 2001 and December 31, 2000, the buildings had a net book value of $10,225,417 and $10,402,734, respectively.  The combined land cost associated with the buildings is $1,929,000.  Indebtedness associated with the buildings is summarized in Note 10.

Future minimum rental payments due in connection with the leases for both buildings are scheduled as follows:

For the year ending June 30,	2002	$1,150,504
	2003	600,710

	Total	$1,751,214

NOTE 6 – EQUIPMENT HELD FOR LEASE

The following is a summary of all equipment in which the Company has an interest at June 30, 2001.  Substantially all of the equipment is leased under triple net lease agreements meaning that the lessees are responsible for maintaining, insuring and operating the equipment in accordance with the terms of the respective lease agreements.  Remaining lease term (months), as used below, represents the number of months remaining under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category.  In the opinion of management, the acquisition cost of the equipment did not exceed its fair market value.

Equipment Type	Remaining Lease Term (Months)	Equipment Cost

Aircraft	12-48	$79,628,529
Locomotives	0-33	12,886,831
Manufacturing	0-26	9,095,342
Materials handling	0-23	7,649,576
Construction and mining	0-18	3,744,859
Computers and peripherals	0-5	3,025,206
Research and test	0	338,749
Tractors & heavy duty trucks	25	105,350
Trailers/intermodal containers	0	56,976
Communications	0	6,532

Total equipment cost		116,537,950
Accumulated depreciation		(47,884,580)

Equipment, net of accumulated depreciation		$68,653,370

The equipment is owned by the Company’s consolidated affiliates as follows:

AFG Investment Trust A	$2,521,479
AFG Investment Trust B	3,730,660
AFG Investment Trust C	51,781,966
AFG Investment Trust D	58,503,845

Total	$116,537,950

The preceding summary of equipment includes leveraged equipment having an original cost of $91,771,035 and a net book value of $64,667,708 at June 30, 2001.  Indebtedness associated with the equipment is summarized in Note 10.  Generally, indebtedness on leveraged equipment will be amortized by the rental streams derived from the corresponding lease contracts, although certain aircraft have balloon debt obligations that will not be amortized by scheduled lease payments.  Such obligations may result in future refinancings to extend the repayment periods or the sale of the associated assets to retire the indebtedness. Future minimum rental payments due in connection with all equipment are scheduled as follows:

For the year ending June 30,	2002	$10,698,037
	2003	9,534,525
	2004	3,384,448
	2005	506,792

	Total	$24,123,802

NOTE 7 – OTHER ASSETS

Other assets, at June 30, 2001, primarily consist of the following: (i) cash surrender value of PLM’s officers’ life insurance policies totaling approximately $2.1 million (ii) deposits totaling approximately $1,007,000, (iii) equity holdings in third-party companies totaling $602,164, and (iv) deferred financing costs, net of accumulated amortization, totaling $455,001.   At December 31, 2000, other assets had the following principal components: (i) membership interests totaling $1.2 million in a limited liability company established to facilitate the acquisition of PLM, (ii) deposits totaling approximately $764,000, (iii) equity holdings in third-party companies totaling $602,164, and (iv) deferred financing costs, net of accumulated amortization, totaling $482,700.  Deferred financing costs are amortized over the terms of the loans to which they pertain on a straight-line basis. For the six months ended June 30, 2001 and 2000, amortization expense resulting from deferred financing costs was $32,206 and $28,803, respectively.

NOTE 8 – GUARANTY OBLIGATIONS

On March 8, 2000, the AFG Trusts entered into a guaranty agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor.  Echelon Commercial LLC is controlled by Gary D. Engle.  The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement.  Effective December 8, 2000, the guaranty of lease payments by the AFG Trusts was capped at a maximum of $7 million (reduced by agreement from $34.5 million at inception of the guaranty due to principal reductions of the guaranty amount).  The guaranty amount is reduced according to a prescribed formula as payments under the master lease agreement are collected by Heller.  In consideration for their guaranty, the AFG Trusts collectively received an upfront cash fee equal to $500,000 and receive an additional annualized fee equal to 4% of the average guaranty amount outstanding during each quarterly period.  Accrued but unpaid fees accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid.  The trusts will receive minimum aggregate fees for their guaranty of not less than $1 million, excluding interest.  During the six months ended June 30, 2001, the AFG Trusts collectively recognized income from the guaranty agreement of $217,582 compared to $588,167 (including the upfront fee) during the period March 8, 2000 to June 30, 2000.  These amounts are included in other income on the accompanying consolidated statement of operations for the six months ended June 30, 2001 and 2000, respectively. NOTE 9 – RELATED PARTY TRANSACTIONS

ADMINISTRATIVE SERVICES
A number of the Company’s administrative functions are performed by Equis Financial Group Limited Partnership (EFG), a Massachusetts limited partnership, pursuant to the terms of a services agreement dated May 7, 1997.  EFG is controlled by Gary D. Engle, the Company’s Chairman and Chief Executive Officer.  Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses for which EFG is reimbursed at actual cost.  The Company incurred total administrative costs of $75,061 and $78,478 during the six months ended June 30, 2001 and 2000, respectively.

EFG also provides asset management and other services to the AFG Trusts and is compensated for those services based upon the nature of the underlying transactions.  For equipment reinvestment acquisition services, EFG is paid an acquisition fee equal to 1% of base purchase price.  For management services, EFG is paid a management fee equal to 5% of lease revenues earned from operating leases and 2% of lease revenues earned from full-payout leases. Operating expenses incurred by the trusts are paid by EFG on their behalf and EFG is reimbursed at its actual cost for such expenditures.  Fees and other costs incurred during the six months ended June 30, 2001 and 2000, which were paid or accrued by the trusts to EFG or its affiliates, are as follows:

	2001	2000

Equipment management fees	$305,245	$430,955
Acquisition fees	—	15,365
Administrative charges	264,678	318,023
Reimbursable operating expenses due to third parties	2,036,763	514,313

Total	$2,606,686	$1,278,656

SUMMARY OF CONSOLIDATED OPERATIONS

Total revenues and net income (loss) generated by the Company and its principal subsidiaries for the six months ended June 30, 2001 and 2000 are summarized below:

	Total Revenues	Net Income (Loss)

Six months ended June 30, 2001:
Semele Group Inc.	$1,566,824	$(413,138)
Equis II Corporation	9,167,789	(42,581)
PLM International, Inc.	5,571,000	636,000
Adjustments and eliminations	(1,067,628)	725,193

Combined	$15,237,985	$905,474

Six months ended June 30, 2000:
Semele Group Inc.	$1,900,408	$(2,351,464)
Equis II Corporation	12,028,695	1,352,162
Adjustments and eliminations	(1,154,660)	1,192,303

Combined	$12,774,443	$193,001

DUE FROM AFFILIATES
Amounts due from affiliates are summarized below:

	June 30, 2001	December 31, 2000

Loan obligations due from Mr. Engle and Mr. Coyne	$2,937,205	$2,937,205
Interest receivable on loan obligations due from Mr. Engle and Mr. Coyne	399,424	257,029
Due from affiliates of PLM International, Inc. (1)	898,000	—
Guaranty fee receivable	514,640	364,925
Rents receivable from EFG escrow (2)	391,244	1,007,073
Advances to Kettle Valley Development LP	152,279	152,279

Total	$5,292,792	$4,718,511

(1)	Consists primarily of management fees receivable due from investment programs managed by PLM.

(2)	All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis.

INDEBTEDNESS AND OTHER OBLIGATIONS TO AFFILIATES
A summary of the Company’s indebtedness and other obligations to affiliates appears below.

	June 30, 2001	December 31, 2000

Principal balance of indebtedness to affiliates	$34,949,392	$34,949,392
Accrued interest due to affiliates	2,680,578	1,457,597
Other (1)	638,230	202,578

Total	$38,268,200	$36,609,567

(1)	Consists primarily of amounts due to EFG for administrative services and operating expenses.

In connection with a transaction in 1997, the Company borrowed $4,419,500 from certain affiliates controlled by Mr. Engle, including $462,353 from AFG Investment Trust A.  The corresponding note obligations bear interest at an annualized rate of 10% and require mandatory principal repayments to the extent the Company realizes any net cash proceeds from the sale or refinancing of Rancho Malibu.  The notes mature on April 30, 2003.  During the each of the six months ended June 30, 2001 and 2000, the Company incurred interest expense of $219,159 in connection with this indebtedness.   The obligation to AFG Investment Trust A ($462,353) and related interest expense ($22,928 in 2001) have been eliminated in consolidation.

GUARANTY OF AFFILIATE’S LEASE OBLIGATIONS
On March 8, 2000, the AFG Trusts became guarantors of the lease payment obligations of Echelon Commercial LLC under a certain master lease agreement.  Echelon Commercial LLC is an affiliate of the Company and the AFG Trusts and is controlled by Gary D. Engle.  (See Note 8 – Guaranty Obligations.) OWNERSHIP INTERESTS IN AFFILIATED COMPANIES
The Company has equity interests in the following affiliates:

	June 30, 2001	December 31, 2000

PLM International, Inc. equity interests in investment programs	$20,841,000	$—
EFG Kirkwood LLC	12,440,979	10,224,163
EFG/Kettle Development LLC	7,457,596	8,527,542
Equity Interests in Partnerships	3,580,276	2,934,186

Total	$44,319,851	$21,685,891

Asset Management – PLM International, Inc.
In February 2001, the AFG Trusts, through MILPI Acquisition Corp., acquired approximately 83% of the common stock of PLM International, Inc., a San Francisco based equipment leasing and asset management company.  MILPI Acquisition Corp. is a wholly owned subsidiary of MILPI Holdings LLC, which was formed by the AFG Trusts on December 22, 2000 to acquire PLM’s common stock.  PLM specializes in transportation equipment leasing and manages several syndicated investment programs (generally organized as or similar to limited partnerships) that are engaged in the business of leasing transportation equipment.  (See also Note 3 – Acquisitions, PLM International, Inc.)  The carrying basis of PLM’s equity interests in certain of its investment programs was $20,841,000 at June 30, 2001.

Winter Resorts – EFG Kirkwood LLC
On May 1, 1999, the Company and the AFG Trusts formed a joint venture, EFG Kirkwood LLC, for the purpose of acquiring preferred and common stock interests in Kirkwood Associates, Inc.  The AFG Trusts collectively purchased 100% of the Class A membership interests in EFG Kirkwood and the Company purchased 100% of the Class B membership interests in EFG Kirkwood.  Generally, the Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder.  The AFG Trusts’ interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to the Class A and Class B membership interests.

On April 30, 2000, Kirkwood Associates’ ownership interests in certain assets and substantially all of its liabilities were transferred to Mountain Resort Holdings LLC (Mountain Resort).  On May 1, 2000, EFG Kirkwood exchanged its interests in Kirkwood Associates for membership interests in Mountain Resort, thereby obtaining 37.9% of the membership interests in Mountain Resort.  Mountain Resort, through four wholly owned subsidiaries, owns and operates Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development.

Subsequent to acquiring its interest in Mountain Resort, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC (Mountain Springs).  Mountain Springs, through a wholly owned subsidiary, owns 80% of the common stock and 100% of the Class B Preferred stock in an entity that owns Purgatory Ski resort in Durango, Colorado.  The Company’s ownership interest in EFG Kirkwood had an original cost of $10,735,380, including an acquisition fee of $98,866 that was paid to EFG.  The Company’s ownership interest in EFG Kirkwood is accounted for using the equity method.  The Company recorded net income of $2,216,816 from its interest in EFG Kirkwood for the six months ended June 30, 2001.

Residential Community – EFG/Kettle Development LLC
On March 1, 1999, the Company and two of the AFG Trusts formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development project in Kelowna, British Columbia, Canada called Kettle Valley.  The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space.  To date, 97 residential units have been constructed and sold and 10 additional units are under construction.  A subsidiary of the Company became general partner of Kettle Valley Development Limited Partnership on March 1, 1999.   The remaining equity interests in the project are owned by a third party.

The Company’s ownership interest had a cost of $8,837,500 that was funded with cash of $6,204,347 and a non-recourse installment note of $2,633,153.  The note matures on December 1, 2001 and bears interest at an annualized rate of 7.5%.  The outstanding principal balance of the note was $434,579 and $938,513 at June 30, 2001 and December 31, 2000, respectively.   The cost of the Company’s ownership interest exceeded its equity interest in the underlying net assets of Kettle Valley Development Limited Partnership by approximately $1,300,000.  This difference is being amortized on a straight-line basis over the estimated project development period of 10 years, resulting in amortization expense of $65,000 during each of the six month periods ended June 30, 2001 and 2000.  This amount is included as an offset to equity income in affiliated companies on the accompanying consolidated statement of operations for 2001 and 2000.  The Company accounts for its ownership interest using the equity method of accounting.  During the six months ended June 30, 2001, the Company decreased its investment in Kettle Valley by $1,004,946 to reflect its share of the project’s net loss.

Equity Interests in Partnership
 On August 31, 1998, the Company acquired Ariston Corporation for $12.45 million, consisting of cash of $2 million and a purchase-money note of $10.45 million.  Ariston was purchased from EFG and owns equity interests in (i) a real estate limited partnership called AFG International Limited Partnership, which owns two commercial buildings leased to a major educational institution (see Note 5), and (ii) a 98% limited partner interest in Old North Capital Limited Partnership, which owns equity interests in each of the AFG Trusts and 11 other limited partnerships established by EFG’s predecessor.  The remaining 2% equity interests in Old North Capital, including those of the general partner, are owned by Mr. Engle, Mr. Coyne, and a third party and controlled by Mr. Engle.  The acquisition of Ariston was accounted for under the purchase method of accounting and the balance sheets and statements of operations of Ariston were consolidated effective September 1, 1998.  The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston.  The note matures on August 31, 2003 and is recourse to the common stock of Ariston.  In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company; however, future cash distributions by Ariston require the consent of EFG until such time that the Company’s obligation to EFG under the note is repaid.  On January 26, 2000, the Company made principal and interest payments of $2,031,504 and $50,798, respectively, in connection with this note.  The outstanding principal balance of this obligation at June 30, 2001 and December 31, 2000 was $8,418,496.  Ariston’s ownership interests in limited partnerships (11 in total) are accounted for using the equity method.  During the six months ended June 30, 2001, the Company recorded net income of $646,090 related to these interests. Ariston’s equity interests in the AFG Trusts are eliminated in consolidation.

NOTE 10 – NOTES PAYABLE TO THIRD PARTIES

At June 30, 2001, the Company had aggregate indebtedness to third parties of $56,083,188, including two note obligations totaling $5,906,674 associated with the Company’s two commercial buildings.  (See Note 5.)  One loan, with a balance of $5,382,426, matures on June 1, 2010 and carries a fixed annual interest rate of 7.86% and the other loan, with a balance of $524,248, matures on December 31, 2002 and carries a variable annual interest rate equal to prime plus 1.50% (8.25% at June 30, 2001).  The remainder of the Company’s indebtedness to third parties is non-recourse installment debt pertaining to equipment held on operating leases.  (See Note 6.)  Generally, this debt is secured by the equipment and will be fully amortized over the terms of the lease agreements corresponding to each asset.  However, in certain instances (involving principally aircraft), retirement of the debt obligations is partially dependent upon the residual value of the equipment.  At June 30, 2001, the Company has balloon debt obligations due at the expiration of the equipment leases of $36,594,449. Interest rates on equipment debt obligations range from 6.76% to 9.95% at June 30, 2001.

Management believes that the carrying amount of the Company’s notes payable to third parties approximates fair value at June 30, 2001 based on its experience and understanding of the market for instruments with similar terms. The annual maturities of the Company’s indebtedness to third parties is summarized below:

		Buildings	Equipment	Total

For the year ending June 30,	2002	$574,727	$5,572,342	$6,147,069
	2003	621,749	10,162,781	10,784,530
	2004	552,885	33,953,002	34,505,887
	2005	476,668	488,389	965,057
	2006	578,280	—	578,280
	Thereafter	3,102,365	—	3,102,365

	Total	$5,906,674	$50,176,514	$56,083,188

The Company’s indebtedness to third parties is divided among the Company’s consolidated affiliates as follows:

AFG Investment Trust A	$471,038
AFG Investment Trust B	471,038
AFG Investment Trust C	24,128,362
AFG Investment Trust D	25,106,076
Old North Capital Limited Partnership	524,248
AFG International Limited Partnership	5,382,426

Total	$56,083,188

NOTE 11 – DEFERRED STOCK COMPENSATION

In 1997, the Company established a deferred compensation plan for Mr. Engle and Mr. Coyne.  Pursuant to terms of the plan, both Mr. Engle and Mr. Coyne may receive shares of the Company’s common stock instead of cash compensation.   The number of shares allocated to them is determined at the end of each month by dividing the average closing price of the Company’s stock for the last ten trading days of the month into the dollar amount that otherwise would have been paid to them as cash compensation for the month.  The shares (which are fully vested) are held in a rabbi trust established for the benefit of Mr. Engle and Mr. Coyne, but are not expected to be transferred to them until termination of their employment.  The Company treats the issuance of shares under the plan as compensation and, therefore, recognizes an expense equal to the amount of cash compensation that would have been paid to each individual. During the six months ended June 30, 2001, the Company did not issue shares under the plan but accrued compensation expense for both officers.  During the six months ended June 30, 2000, the Company issued 23,894 shares under the plan.  During each of the six month periods ended June 30, 2001 and 2000, the Company recorded aggregate compensation expense of $120,000.  These expenses are included in general and administrative expenses on the accompanying consolidated statements of operations for each of the six month periods ended June 30, 2001 and 2000.

NOTE 12 – LITIGATION

The Company has been involved in certain legal and administrative claims as either plaintiffs or defendants in connection with matters that generally are considered incidental to its business.  There are no matters known to the Company’s management, or currently pending against the Company, that in management’s opinion would, upon their resolution, have a material effect on the Company’s consolidated financial position, results of consolidated operations or liquidity.

NOTE 13 – SUBSEQUENT EVENTS

In April 2001, the Company received a letter from the Nasdaq Stock Market, Inc. wherein the staff determined that the Company had failed to meet certain minimum standards for continued listing on the Nasdaq SmallCap Market.  The Company appealed this decision and requested an oral hearing before the Nasdaq Listing Qualifications Panel, which was held on June 28, 2001.  On August 7, 2001, Nasdaq notified the Company of the panel’s decision to de-list the Company’s stock from The Nasdaq SmallCap Market effective at the opening of business on August 8, 2001.  As a result of the foregoing, the Company’s securities are traded on the OTC Bulletin Board, commonly referred to as the “over-the-counter” market.   The Company’s trading symbol on that exchange is “VSLF.OB.”  This change could have an adverse affect on the Company’s share price and stockholders’ liquidity.

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

General

Semele Group Inc. (the Company) is a Delaware corporation that was organized on April 14, 1987 as Banyan Strategic Land Fund II to invest primarily in short-term, junior, pre-development, and construction mortgage loans.  Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages.  For the years 1993, 1994 and 1995, the Company elected to be treated as a real estate investment trust (REIT) for income tax purposes.  Effective January 1, 1996, the Company revoked its REIT status and became a taxable “C” corporation.  Since then, the Company has attempted to seek out ways to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $99 million at December 31, 2000) could make it a value-added buyer.  In recent years, the Company made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix beyond its principal real estate asset, consisting of 274 acres of land located in Southern California known as Rancho Malibu.  Today, the Company is engaged in various real estate activities, including residential property development, and holds investments in other companies operating in niche financial markets, principally involving real estate and equipment leasing.

In April 2001, the Company received a letter from the Nasdaq Stock Market, Inc. wherein the staff determined that the Company had failed to meet certain minimum standards for continued listing on the Nasdaq SmallCap Market.  The Company appealed this decision and requested an oral hearing before the Nasdaq Listing Qualifications Panel, which was held on June 28, 2001.  On August 7, 2001, Nasdaq notified the Company of the panel’s decision to de-list the Company’s stock from The Nasdaq SmallCap Market effective at the opening of business on August 8, 2001.  As a result of the foregoing, the Company’s securities are traded on the OTC Bulletin Board, commonly referred to as the “over-the-counter” market.   The Company’s trading symbol on that exchange is “VSLF.OB.”  This change could have an adverse affect on the Company’s share price and stockholders’ liquidity.

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

MILPI Acquisition Corp. is a wholly owned subsidiary of MILPI Holdings LLC, which was formed by four Delaware business trusts (collectively referred to as the AFG Trusts) on December 22, 2000.  The AFG Trusts are consolidated affiliates of the Company engaged in the equipment leasing and real estate businesses. MILPI Acquisition Corp. entered into a definitive agreement with PLM to acquire up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million.  In connection with the acquisition, on December 29, 2000, MILPI Acquisition Corp. commenced a tender offer to purchase any and all of PLM’s outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition Corp. acquired 83% of PLM’s common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the agreement, MILPI Acquisition Corp. will merge into PLM, with PLM becoming the surviving entity, upon the approval of the holders of 50.1% of PLM’s outstanding common stock.  PLM filed preliminary  proxy  materials with the Securities and Exchange Commission on February 9, 2001 relating  to  a special meeting of its shareholders to vote on the merger proposal.  Because MILPI Acquisition Corp. owns 83% of PLM’s common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting, as MILPI Holdings has agreed to vote all of its shares in favor of the merger proposal.  Once the merger is approved, the AFG Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI Holdings. In connection with its review of the preliminary proxy materials, the staff of the SEC has informed the AFG Trusts that own MILPI Acquisition Corp. and that were offerors in the tender offer, that it believes the trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the “Act”).

The managing trustee of the trusts is engaged in discussions with the staff regarding this matter.  The AFG Trusts believe that they are not investment companies; however, it is possible that the trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act.  If necessary, each of the trusts intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.  The parties do not intend to schedule the special meeting of stockholders of PLM International pending resolution of this issue.  If the merger is approved, the AFG Trusts may be required to provide an additional $4.4 million to acquire the remaining 17% of PLM’s outstanding common stock.  Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition Corp.

EQUIS II CORPORATION
During the fourth quarter of 1999, the Company issued $19.586 million of promissory notes to acquire an 85% equity interest in Equis II Corporation (Equis II), a Massachusetts corporation having a controlling interest in the AFG Trusts.  During the first quarter of 2000, the Company sought and obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% equity interest of Equis II.  On April 20, 2000, the Company issued 510,000 shares of common stock for that purpose.  The market value of the shares issued was $2,358,750 ($4.625 per common share) based upon the closing price of the Company’s common stock on April 20, 2000.

Liquidity and Capital Resources

The Company’s acquisition of Equis II Corporation and the resulting consolidation of the AFG Trusts significantly changed the nature of the Company’s consolidated operations.  In addition, the Company’s 2001 consolidated financial statements have been further affected by the AFG Trusts' collective purchase of approximately 83% of the common stock of PLM.  The acquisition of PLM has been accounted for using the purchase method of accounting.  The financial position and results of operations of PLM have been consolidated in the accompanying financial statements commencing at the date of acquisition; and, therefore, the Company’s consolidated results of operations are not fully comparable between the first six months of 2001 and the first six months of 2000.

Each of the AFG Trusts is a Delaware business trust whose form of organization and management is similar to that of a limited partnership.  The trusts are limited-life entities that have scheduled dissolution dates.  The AFG Trusts were organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The net capital of the trusts was raised initially from a series of offerings in the public marketplace.  These equity interests are referred to as Class A Interests, the majority of which are owned by approximately 5,300 third-party investors.  In 1997, the capital structure of the trusts was expanded to include a new form of equity interest referred to as the Class B Interests, the majority of which are owned by Equis II Corporation.  In addition, the investment objectives of the trusts were expanded in 1998 to permit business activities other than equipment leasing.  The Class B Interests owned by Equis II represent approximately 62% of the aggregate voting interests in each of the trusts.  Accordingly, the Company’s purchase of Equis II Corporation resulted in the Company obtaining voting control over the AFG Trusts; and, as a result, the accompanying financial statements consolidate the operating results and financial positions of the trusts.  The Company’s consolidated financial statements contain a significant minority interest component that reflects that portion of the Company’s consolidated net assets and results of operations attributable to the economic interests of other parties in the AFG Trusts and PLM or in certain other consolidated affiliates in which the Company does not own a 100% economic interest.

A significant portion of the trusts’ equipment was financed under note agreements that are secured by the equipment and associated lease streams.   Rental income generated by the trusts’ lease agreements is used to repay the trusts’ debt obligations and to fund the trusts’ operating expenses, including management fees.  Certain management fees are paid to AFG ASIT Corporation, a wholly-owned subsidiary of the Company, which functions as managing trustee of the trusts.  These fees are eliminated in consolidation.  All other management fees are paid to Equis Financial Group Limited Partnership (EFG), an affiliate of the Company.  The trusts’ debt obligations at June 30, 2001 are expected to be retired through the collection of contracted rents, with the exception of balloon payment obligations totaling $36,594,449 associated with the trusts’ SAS and Emery aircraft.  (See additional discussion of aircraft matters under Results of Operations.)  Repayment of the balloon debt obligations will be dependent upon the negotiation of future lease contracts, future refinancing arrangements or sales or, alternatively, the use of working capital.  At June 30, 2001, the trusts were due future contracted lease payments from third-party lessees totaling $24,123,802 and owed third-party lenders $13,582,065 of principal debt obligations, excluding balloon payment obligations.

The trusts’ lease agreements are triple net lease agreements whereby the lessees are responsible for all costs of operating, maintaining and insuring the equipment.  The leases expire on an intermittent basis and equipment held pursuant to each lease is renewed, re-leased or sold at lease expiration, depending on prevailing market conditions and the assessment of such conditions by AFG ASIT Corporation, as managing trustee, and EFG, as adviser, to obtain the most advantageous economic benefit.  As the original lease agreements of the trusts expire and their equipment portfolios are disposed of, the cash flow streams of the trusts will become increasingly irregular.  This will occur partly because the portfolio of equipment within the trusts will continue to diminish and partly because the timing and extent of remarketing activities will be subject, as always, to the needs and interests of the existing lessees.  Some lessees may choose to renew their lease contracts, while others may elect to return the equipment.  In the latter instances, the equipment could be re-leased to another lessee or sold.

Generally, the lessees of the trusts are of sound credit quality.  Since their inception, the AFG Trusts have not experienced significant collection problems and have not considered it necessary to provide an allowance for doubtful accounts.  However, there is no assurance that the trusts’ positive collection histories will continue or that the composition of their lessee customers from a credit quality perspective will not deteriorate.  Collection risk could increase in the future, particularly as the trusts’ sell their equipment and enter re-lease agreements with different lessees.  AFG ASIT Corporation, as managing trustee, will continue to evaluate the trusts’ experiences in collecting rents to determine whether a future allowance for doubtful accounts may become appropriate.

Since 1997, the Company has effected several highly leveraged purchase transactions with related parties.  Most significantly, the Company purchased Equis II Corporation for $21.945 million from the Company’s Chief Executive Officer, Gary D. Engle, certain trusts established for the benefit of Mr. Engle’s children, and James A. Coyne, the Company’s President.  A significant portion of the purchase price, or $19.586 million, was financed under installment debt owed to the sellers.  In 2000, a portion of this indebtedness was retired by issuing 326,462 shares of common stock, as permitted by the authorization of shareholders obtained on November 2, 2000.  The Company’s other principal purchase transactions with related parties since 1997, involving Ariston Corporation, the Special Beneficiary Interests, and AFG ASIT Corporation were acquired from EFG, a limited partnership that is controlled by Mr. Engle. At June 30, 2001 and December 31, 2000, the Company owed Mr. Engle, Mr. Coyne or their affiliates approximately $35 million.  The Company expects that all of the purchase price indebtedness for Equis II Corporation, Ariston Corporation, and the Special Beneficiary Interests will be repaid through the collection of future cash distributions generated in connection with these assets and the collection of amounts due from Mr. Engle and Mr. Coyne in connection with their respective debt obligations to certain subsidiaries of the Company.   The purchase price indebtedness for AFG ASIT Corporation was repaid in 1999.  One of the Company’s debt obligations to related parties, totaling approximately $4 million, is due to several limited partnerships controlled by Mr. Engle.  The Company expects to repay this debt using a portion of the proceeds generated by developing Rancho Malibu.

Mr. Engle controls the timing and authorization of cash distributions to be paid from all of the affiliates upon which amortization of the Company’s related party debt obligations is predominantly dependent.  Moreover, as a result of the issuance of common stock in connection with the Equis II acquisition, voting control of the Company is vested in Mr. Engle and Mr. Coyne.  At June 30, 2001, Mr. Engle owns or controls 40.3% and Mr. Coyne owns or controls 17.6% of the Company’s outstanding common stock.

Looking forward, the Company does not anticipate any near term incremental free cash flow as a result of its recent purchases from related parties.  Substantially all of the net cash flow generated by these acquisitions will be used to repay corresponding purchase price indebtedness.  The Company's cash and cash equivalents balance declined from approximately $27.8 million at December 31, 2000 to approximately $16.3 million at June 30, 2001 principally as a result of the PLM acquisition in February 2001.  The Company's near-term liquidity will be significantly influenced by the completion of the PLM acquisition which may require additional cash of approximately $4.4 million to acquire the remaining 17% of PLM’s outstanding stock. (See Note 3 to the accompanying consolidated financial statements.)  In addition, the Company is continuing its plans to develop Rancho Malibu while evaluating potential joint venture partners.  The Company also may seek construction financing in the future in connection with the project.

Results of Operations

At June 30, 2001, the AFG Trusts collectively held approximately $116.5 million of equipment assets having a net book value of approximately $68.7 million. Approximately 68% of those assets consisted of three commercial jet aircraft on lease to Scandinavian Airlines System (SAS), Emery Worldwide, and Aerovias de Mexico, S.A. de C.V.  The latter aircraft, which is owned jointly between the AFG Trusts and certain affiliated limited partnerships, had been leased to Reno Air until June 2001.  The AFG Trusts collectively received approximately $298,000 of early-termination rents from Reno in June 2001 and Reno further agreed to pay a negotiated sum for aircraft maintenance.  The balloon debt obligation, previously scheduled to be paid after the expiration of the Reno lease in January 2003, was refinanced in connection with the re-lease to Aerovias de Mexico.  As a result, the AFG Trusts’ share of the balloon debt, which was approximately $1,130,000, will be amortized by the future rents from the re-lease agreement.  The AFG Trusts’ collective ownership interest in this aircraft is approximately 35%.  Lease revenues from all three aircraft collectively represented 58% of the Company’s consolidated lease revenues during both the three and six month periods ended June 30, 2001, respectively, compared to 46% for each of the same periods in 2000.  Lease revenues from SAS represented 41% and 43% of the Company’s consolidated rental income during the three and six months ended June 30, 2001, respectively, compared to and 37% for each of the same periods in 2000.  The growing significance of aircraft rents in relation to other rents reflected between 2000 and 2001 is the result of lease expirations and equipment sales involving assets other than aircraft.

Fee income results from the Company’s acquisition of PLM and consists principally of management fees and acquisition and lease negotiation fees earned in connection with the investment programs managed by PLM.

Interest income decreased from $474,819 and $993,197 for the three and six month periods ended June 30, 2000 to $290,499 and $576,911 for the three and six month periods ended June 30, 2001.  The decline was caused principally from the disbursement of approximately $21.7 million of cash to acquire 83% of PLM.  Interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments.  Generally, future interest income will fluctuate as a result of changing interest rates, the collection of rental income and the proceeds generated from equipment sales, among other factors.

During the three months ended June 30, 2001, the Company recognized net gains of $32,278 on the sale of equipment compared to net gains of $529,098 for the three months ended June 30, 2000.  For the six months ended June 30, 2001, the Company recognized net gains of $631,290 on the sale of equipment compared to net gains of $1,086,238 for the same period in 2000.  The ultimate economic performance of the Company’s consolidated equipment portfolio is and will continue to be dependent upon many factors, including market conditions, industry trends, technological advances and many other events that can converge to enhance or detract from asset values at any given time.   The gross yield on each equipment asset is a function of its primary-term rents and its residual value in relation to cost.  Residual value consists of cash proceeds realized from the sale of an asset in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis.  These payments are classified as rental income.  Consequently, the amount of net gains reported in the Company’s financial statements is not necessarily indicative of the total residual value achieved from leasing the equipment.

During the three month period ended June 30, 2001, the Company recognized equity losses in affiliated companies of $1,846,113.  Those losses partially offset prior equity income in affiliated companies, resulting in net equity income from affiliated companies of $1,857,960 for the six months ended June 30, 2001.  The loss reported during the three months ended June 30, 2001 was caused by the Company’s ownership interests in EFG Kirkwood LLC, which has equity interests in two ski resorts.  The resorts are located in the western United States and experienced good operating conditions during the past winter season which contributed to first quarter earnings.  However, the operating results of ski resorts are highly seasonal and losses generally are expected during the summer and autumn months.  Accordingly, the Company does not expect positive operating results from EFG Kirkwood LLC prior to the commencement of the 2001-2002 winter season.

During the six months ended June 30, 2001 and 2000, the AFG Trusts collectively recorded income of approximately $218,000 and $588,000, respectively, for fees relating to their guaranty of certain lease obligations of an affiliate, Echelon Commercial LLC.  These fees are included in other income on the Company’s 2001 and 2000 consolidated statement of operations.

Approximately $177,000 of the Company’s depreciation expense in each of the six months ended June 30, 2001 and 2000 pertains to its two commercial buildings.  The remainder of depreciation expense pertains mostly to equipment held for lease.  For financial reporting purposes, to the extent that an asset is held on primary lease term, depreciation is computed by allocating the difference between (i) the cost of each asset and (ii) the estimated residual value of the asset on a straight-line basis over such term.  For purposes of this policy, estimated residual value represents an estimate of equipment value at the date of primary lease term expiration.  To the extent that an asset is held beyond its primary lease term, depreciation is computed by allocating the then remaining net book value of each asset on a straight-line basis over the asset's remaining economic life.

Interest expense on indebtedness to third parties decreased from $1,454,637 and $3,002,484 for the three and six month periods ended June 30, 2000 to $1,305,011 and $2,613,375 for the three and six month periods ended June 30, 2001.  The decline in consolidated interest expense to third parties reflects the retirement of debt obligations attributable mostly to equipment on lease.  Interest expense on indebtedness and other obligations to affiliates decreased from $681,809 and $1,496,636 for the three and six month periods ended June 30, 2000 to $432,905 and $870,477 for the three and six month periods ended June 30, 2001.  The decline was caused by the capitalization of interest costs in connection with real estate held for development, $222,151 and $438,550 during the three and six month periods ended June 30, 2001, respectively, and from the repayment of a portion of the Company’s purchase-price indebtedness for Equis II Corporation and the Special Beneficiary Interests.  (See Note 4 to the financial statements concerning the Company’s real estate held for development.)

General and administrative expenses increased principally due to the consolidation of PLM’s operating and administrative expenses and higher overall operating costs within the AFG Trusts.  Fees and expenses to affiliates principally represent equipment management fees paid to EFG for services rendered.  Equipment management fees are based upon a percentage of rental income.  The decline in fees from $509,433 in 2000 to $380,306 in 2001 is primarily a function of lower rental income within the AFG Trusts.

Overall, the Company’s consolidated net income increased from $60,250 and $193,001 during the three and six months ended June 30, 2000, respectively, to $414,023 and $905,474 during the three and six month periods ended June 30, 2001, respectively.  The improvement is attributable principally to the acquisition of PLM.

PER SHARE RESULTS

For the three months ended June 30, 2001, the Company reported consolidated net income of $414,023 ($0.20 per share) compared to consolidated net income of $60,250 ($0.04 per share) for 2000.  Net income per share for the three months ended June 30, 2001 is based on the weighted average number of shares outstanding during the period of 2,078,718 compared to 1,608,514 for 2000.

For the six months ended June 30, 2001, the Company reported consolidated net income of $905,474 ($0.44 per share) compared to consolidated net income of $193,001 ($0.14 per share) for 2000.  Net income per share for the six months ended June 30, 2001 is based on the weighted average number of shares outstanding during the period of 2,078,718 compared to 1,402,105 for 2000.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Response: None

Item 2.	Changes in Securities
Response: None

Item 3.	Defaults upon Senior Securities
Response: None

Item 4.	Submission of Matters to a Vote of Security Holders
Response: None

Item 5.	Other Information
Response: None

Item 6(a).	Exhibits
Response: None

Item 6(b).	Reports on Form 8-K
Response: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMELE GROUP INC.

By:	/s/ Gary D. Engle	Date: August 14, 2001
Gary D. Engle, Chairman, Chief Executive Officer and Director

By:	/s/ James A. Coyne	Date: August 14, 2001
James A. Coyne, President, Chief Operating Officer and Director

By:	/s/ Michael J. Butterfield	Date: August 14, 2001
Michael J. Butterfield, Vice President and Chief Financial Officer