Form 10-Q
period 2001-09-30
SEMELE GROUP INC
filed 2001-11-14
CIK 812914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  September  30,  2001

     OR

[   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  transition  period  from             to            .


     Commission  File  Number  0-16886


     SEMELE  GROUP  INC.
     -------------------
     (Exact  name  of  small  business  issuer  as  specified  in  its  charter)


       DELAWARE                                                 36-3465422
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

     200 NYALA FARMS, WESTPORT, CONNECTICUT                           06880
   (Address of principal executive offices)                        (Zip Code)


Issuer's  telephone  number:  (203)  341-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X.  NO.
   ---


Shares  of  common  stock  outstanding  as  of  November  14,  2001:  2,078,718


Transitional  Small  Business  Disclosure  Format:  YES.  NO  X.
                                                            ---

                                SEMELE GROUP INC.

                                   FORM 10-QSB

                                      INDEX




                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION:

Item 1. Financial Statements

  Consolidated Balance Sheets at September 30, 2001 and December 31, 2000     3

  Consolidated Statements of Operations for the three and nine months
  ended September 30, 2001 and 2000                                           4

  Consolidated Statement of Stockholders' Deficit for the nine months
  ended September 30, 2001                                                    5

  Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2001 and 2000                                           6

  Notes to the Consolidated Financial Statements                              7


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              18


PART II.  OTHER INFORMATION:

Items 1 - 6                                                                  24

------


                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)


                                                                          September 30,    December 31,
                                                                              2001             2000
ASSETS

Cash and cash equivalents                                                $   19,208,549   $  27,830,365
Restricted cash                                                                 375,430               -
Rents and other receivables                                                     796,052       1,231,871
Due from affiliates                                                           4,724,260       4,718,511
Equipment held for lease, net of accumulated depreciation
  of $50,022,290 and $53,615,656 at September 30, 2001 and
  December 31, 2000, respectively                                            66,386,037      73,577,695
Real estate held for development and sale                                    10,273,897      11,388,698
Land                                                                          1,929,000       1,929,000
Buildings, net of accumulated depreciation of $1,796,238 and $1,530,263
  at September 30, 2001 and December 31, 2000, respectively                  10,136,759      10,402,734
Ownership interests in affiliated companies                                  41,918,585      21,685,891
Other assets                                                                  4,607,461       3,070,215
Goodwill, net of accumulated amortization of $145,071 at
  September 30, 2001                                                          1,208,929               -
      Total assets                                                       $  161,564,959   $ 155,834,980
                                                                         ---------------  --------------

LIABILITIES

Accounts payable and accrued expenses                                    $    8,499,597   $   2,799,086
Distributions declared and payable                                               52,063          52,063
Deferred rental income                                                           86,375          77,771
Other liabilities                                                             3,083,475       3,013,206
Indebtedness                                                                 54,430,684      60,220,752
Indebtedness and other obligations to affiliates                             39,348,839      36,609,567
Deferred income taxes                                                         1,692,000               -
     Total liabilities                                                      107,193,033     102,772,445
                                                                         ---------------  --------------

Minority interests                                                           70,387,652      66,398,578

STOCKHOLDERS' DEFICIT
Common stock, $0.10 par value; 5,000,000 shares authorized;
  2,916,647 shares issued at September 30, 2001 and December 31, 2000           291,665         291,665
Additional paid in capital                                                  144,680,487     144,680,487
Accumulated deficit                                                        (146,754,872)   (144,075,189)
Deferred compensation, 164,279 shares at September 30, 2001
  and December 31, 2000                                                        (816,767)       (816,767)
Treasury stock at cost, 837,929 shares at September 30, 2001 and
  December 31, 2000                                                         (13,416,239)    (13,416,239)
     Total stockholders' deficit                                            (16,015,726)    (13,336,043)
                                                                         ---------------  --------------

     Total liabilities, minority interests and stockholders' deficit     $  161,564,959   $ 155,834,980

Book value per share, 2,078,718 shares outstanding at both
  September 30, 2001 and December 31, 2000                               $        (7.70)  $       (6.42)




    The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                               For the three months ended  For the nine months ended
                                                                      September 30,              September 30,



                                                                    2001         2000          2001          2000
REVENUES

Rental income                                                   $ 3,669,404   $4,135,428   $11,385,910   $13,924,792
Fee income                                                        2,497,000            -     5,852,000             -
Interest income                                                     180,688      538,275       757,599     1,531,472
Interest income from affiliates                                      65,434       65,435       196,304       183,481
Gain on sales of marketable securities                                    -            -             -       215,198
(Loss) gain on sales of equipment                                      (852)   2,261,342       630,438     3,347,580
Loss from real estate held for development and
  sale                                                                    -      (20,120)            -      (161,351)
Equity income (loss) in affiliated companies                     (1,423,772)    (174,710)      434,188      (174,710)
Other income                                                        256,934       97,556     1,226,382       811,187
  Total revenues                                                  5,244,836    6,903,206    20,482,821    19,677,649
--------------------------------------------------------------

EXPENSES

Depreciation and amortization expense                             2,556,242    2,655,925     7,980,683     8,388,358
Provision for impaired assets                                     2,525,962            -     2,525,962             -
Interest on indebtedness                                            916,482    1,354,091     3,529,857     4,356,575
Interest on indebtedness and other obligations
  to affiliates                                                     421,148      684,105     1,291,625     2,180,741
General and administrative expenses                               2,111,654      616,454     6,420,359     2,057,726
Fees and expenses to affiliates                                      92,207      216,871       472,513       726,304
  Total expenses                                                  8,623,695    5,527,446    22,220,999    17,709,704
--------------------------------------------------------------

(Loss) income before income taxes and
  minority interest                                              (3,378,859)   1,375,760    (1,738,178)    1,967,945

Income taxes                                                        882,000            -     1,304,000             -
Elimination of consolidated subsidiaries'
  minority interests                                               (675,702)   1,431,084      (362,495)    1,830,268

Net (loss) income                                               $(3,585,157)  $  (55,324)  $(2,679,683)  $   137,677


Basic earnings per share
  Net (loss) income                                             $     (1.72)  $    (0.03)  $     (1.29)  $      0.09
  Basic weighted average number of common shares outstanding      2,078,718    1,728,344     2,078,718     1,512,046
                                                                ============  ===========  ============  ============

Fully diluted earnings per share
  Net (loss) income                                             $     (1.72)  $    (0.03)  $     (1.29)  $      0.09
  Diluted weighted average number of common shares outstanding    2,078,718    1,728,344     2,078,718     1,512,046
                                                                ============  ===========  ============  ============





    The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)




                                          Additional
                                Common     Paid in      Accumulated       Deferred       Treasury
                                Stock      Capital        Deficit       Compensation       Stock          Total
Balance at December 31, 2000   $291,665  $144,680,487  $(144,075,189)  $    (816,767)  $(13,416,239)  $(13,336,043)

   Net loss                           -             -     (2,679,683)              -              -     (2,679,683)

Balance at September 30, 2001  $291,665  $144,680,487  $(146,754,872)  $    (816,767)  $(13,416,239)  $(16,015,726)






































    The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                    2001           2000
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net (loss) income                                               $ (2,679,683)  $    137,677
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization expense                            7,980,683      8,388,358
  Provision for impaired assets                                    2,525,962              -
  Amortization of goodwill related to PLM investment programs      1,845,000              -
  Compensation expense related to variable stock options             315,000              -
  Loss on disposition of assets, net                                 104,000              -
  Equity income from PLM investment programs                      (1,304,000)             -
  Accretion of bond discount                                               -        (16,260)
  Gain on sale of marketable securities                                    -       (215,198)
  Gain on sale of equipment                                         (630,438)    (3,347,580)
  Equity (income) loss in affiliated companies                      (434,188)       174,710
  Elimination of consolidated subsidiaries minority interest        (362,495)     1,845,128
Changes in assets and liabilities:
 Restricted cash                                                   2,154,570              -
  Rents and other receivables                                      1,480,819      1,439,806
  Other assets                                                     1,340,730       (525,437)
  Due from affiliates                                              1,201,251      6,396,029
  Accounts payable, accrued expenses and other liabilities       (12,769,222)      (105,023)
  Distributions declared and payable                                       -     (9,374,323)
  Deferred income taxes                                             (152,000)             -
  Deferred rental income                                               8,604       (600,481)
    Net cash provided by operating activities                        624,593      4,197,406

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                      1,175,269      6,834,947
Proceeds from assets held for sale                                10,250,000              -
Cash distribution from PLM investment programs                     1,432,000              -
Purchase of property, plant and equipment                            (71,000)             -
Proceeds from sale of marketable securities                                -        536,520
Purchase of PLM, net of cash acquired                            (15,901,721)             -
Ownership interests in affiliated companies                                -     (2,006,844)
Costs capitalized to real estate held for development and sale    (1,411,161)      (206,985)
    Net cash provided by (used in) investing activities           (4,526,613)     5,157,638
                                                                -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Redemption of stock options                                         (919,000)             -
Proceeds from indebtedness                                         1,884,140      6,091,738
Principal payments on indebtedness                                (7,674,208)   (29,789,413)
Indebtedness and other obligations to affiliates                   1,989,272    (10,416,549)
    Net cash used in financing activities                         (4,719,796)   (34,114,224)
                                                                -------------

Net decrease in cash and cash equivalents                         (8,621,816)   (24,759,180)
Cash and cash equivalents at beginning of period                  27,830,365     54,568,088
Cash and cash equivalents at end of period                      $ 19,208,549   $ 29,808,908
                                                                -------------  -------------

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                        $  4,182,766   $  6,242,051
Cash paid during the period for income taxes                    $  6,245,000   $          -
                                                                =============  =============



    The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION

The consolidated financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-QSB under Rule 10-01 of Regulation S-B of the Securities and Exchange Commission and are unaudited. Item 310 provides that footnote disclosures that would substantially duplicate those contained in the most recent annual report to shareholders may be omitted from interim financial statements. The accompanying consolidated financial statements have been prepared on that basis and, therefore, should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the consolidated financial position at September 30, 2001 and December 31, 2000 and its consolidated results of operations for each of the three and nine month periods ended September 30, 2001 and 2000 have been made and are reflected. Reference to "Semele" or the "Company" in these financial statements means Semele Group Inc., its subsidiaries and consolidated affiliates. The Company's consolidated Statements of Operations for the three and nine months ended September 30, 2000 and Cash Flows for the nine months ended September 30, 2000 have been restated to reflect the combination with Equis II Corporation. The restatement resulted in a reduction of the Company's net loss of $1,007,492 ($0.58 per share) and $3,551,957 ($2.35 per share) during the three and nine months ended September 30, 2000, respectively.

Certain  amounts  previously  reported  in  the  September  30,  2000  financial statements have been reclassified to conform to the September 30, 2001 presentation.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  and  Cash  Equivalents
----------------------------
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Generally, excess cash is invested in either (i) reverse repurchase agreements with overnight maturities at large institutional banks or (ii) domestic money market funds that invest in high-quality U.S. dollar denominated securities, including U.S. government securities. At September 30, 2001, the Company and its consolidated affiliates had invested approximately $17.9 million in cash equivalents. The composition of the Company's consolidated cash position at September 30, 2001 and December 31, 2000 is summarized in the table below. The availability of cash held by the AFG Trusts and AFG International to Semele is subject to terms and conditions over the use and disbursement of cash and other matters contained in the trust and partnership agreements that govern the AFG Trusts and AFG International.
The Company has voting control over most matters concerning these entities, including the declaration, authorization, and amount of cash distributions.

                                                   September 30,   December 31,
                                                        2001           2000
                                                 --------------  -------------
Semele Group Inc. and wholly-owned subsidiaries  $      884,507  $   1,797,445
AFG Investment Trust A                                  586,762      2,764,972
AFG Investment Trust B                                  899,817      5,126,793
AFG Investment Trust C                                1,659,295      8,848,816
AFG Investment Trust D                                1,917,608      9,042,889
AFG International Limited Partnership                   311,560        249,450
PLM International, Inc.                              12,949,000              -
                                                 --------------  -------------

 Total                                           $   19,208,549  $  27,830,365
                                                 ==============  =============


Approximately, $4.4 million of cash within the AFG Trusts may be expended to complete the purchase of PLM International, Inc. (See Note 3).

Revenue  Recognition
--------------------
The Company earns rental income from a diversified portfolio of equipment held for lease and from two special-purpose commercial buildings. Rents are due monthly, quarterly or semi-annually and no significant amounts are earned based on factors other than the passage of time. Substantially all of the Company's leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Rents received prior to their due dates are deferred. At September 30, 2001 and December 31, 2000, deferred rental income was $86,375 and $77,771, respectively.

Goodwill
--------
Goodwill was recorded in connection with the acquisition of PLM International, Inc. ("PLM") in February 2001. (See Note 3.) The amount of goodwill represents the excess of the purchase price and related costs incurred to purchase PLM over the value assigned its net tangible assets, including certain identifiable management contracts and partnership interests of PLM. Goodwill is being amortized on a straight-line basis over seven years.

Income  Taxes
-------------
The Company recognizes income tax expense using the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The deferred income tax obligation and income tax expense on the accompanying financial statements result from the consolidation of PLM.

NOTE  3  -  ACQUISITIONS

PLM  International,  Inc.
-------------------------
On December 22, 2000, an affiliate of the Company, MILPI Acquisition Corp., entered into an agreement and plan of merger to acquire PLM, a San Francisco based equipment leasing and asset management company. The plan of merger involved a tender offer by MILPI Acquisition Corp. to purchase all of the outstanding common stock of PLM for cash.

MILPI Acquisition Corp. is a wholly-owned subsidiary of MILPI Holdings LLC, which was formed by four Delaware business trusts (collectively referred to as the "AFG Trusts" or the "Trusts") on December 22, 2000. MILPI Acquisition Corp. then entered into a definitive agreement with PLM to acquire up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition Corp. commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition Corp. acquired 83% of PLM's common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the agreement, MILPI Acquisition Corp. will merge into PLM, with PLM becoming the surviving entity, upon the approval of the holders of 50.1% of PLM's outstanding common stock. PLM filed preliminary proxy materials with the Securities and Exchange Commission on February 9, 2001 relating to a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition Corp. owns 83% of PLM's common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting, as MILPI Holdings has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the AFG Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI Holdings. In connection with its review of the preliminary proxy materials, the staff of the SEC has informed the AFG Trusts that it believes certain of the Trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the "Act"). The managing trustee of the Trusts is engaged in discussions with the staff regarding this matter. The AFG Trusts believe that they are not investment companies; however, it is possible that the Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, each of the Trusts intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire. The parties do not intend to schedule the special meeting of stockholders of PLM International pending resolution of this issue. If the merger is approved, the AFG Trusts may be required to provide an additional $4.4 million to acquire the remaining 17% of PLM's outstanding common stock. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition Corp and PLM.

The Company has accounted for the acquisition of PLM using the purchase method of accounting. As of September 30, 2001, the allocation of the purchase price to acquired assets and liabilities is preliminary and subject to further assessment. The following table summarizes the pro forma consolidated results of operations of the Company, including PLM, for the nine month period ended September 30, 2001 and the nine month period ended September 30, 2000, assuming the purchase had been effected prior to January 1, 2000.



                                             For the nine months    For the nine months
                                                    ended                  ended
                                             September 30, 2001     September 30, 2000
Total revenues                              $         20,482,819   $         27,485,649
Net loss from continuing operations         $         (2,475,505)  $           (317,222)
Loss from discontinued operations, net of
  income tax                                $                 --   $           (164,000)
Gain on disposition of discontinued
  operations, net of tax                    $                 --   $          4,785,000
Net income (loss)                           $         (2,475,505)  $          4,303,778

Per share information:
Net loss from continuing operations         $              (1.19)  $              (0.21)
Loss from discontinued operations, net of
  income tax                                $                 --   $              (0.11)
Gain on disposition of discontinued
  operations, net of tax                    $                 --   $               3.16
Net income (loss)                           $              (1.19)  $               2.84



NOTE  4  -  REAL  ESTATE  HELD  FOR  DEVELOPMENT  AND  SALE

The Company owns 274 acres of undeveloped land north of Malibu, California called Rancho Malibu. Approximately 40 acres of the property is zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. During the nine months ended September 30, 2001, the Company capitalized $1,411,161 of costs, including $25,000 paid for transfer development credits required under California statute and $673,540 for interest. During the nine months ended September 30, 2000, the Company capitalized $206,985 of costs, including $20,700 paid for transfer development credits. At September 30, 2001, the Company had obtained all transfer development credits required for the project.

During the nine months ended September 30, 2000, the Company incurred and expensed pre-development costs of approximately $161,000. These costs consisted principally of property taxes and professional expenses, involving legal and other services, in connection with the zoning and entitlement processes at the state and local levels.

At September 30, 2001, the Company recorded an impairment of $2,525,962 in connection with the Malibu property that reduced the carrying value of this asset to $10,273,897. Consistent with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," it is the Company's policy to reduce the carrying value of real estate held for development and sale when future undiscounted cash flows are estimated to be insufficient to recover carrying value. The amount of the write-down is equivalent to the difference between estimated future discounted cash flows of the property and its unadjusted carrying value. Estimated future cash flows were based on management's current development plans and assessment of the current real estate market. Actual values could differ from management's estimates.

NOTE  5  -  LAND  AND  BUILDINGS

The Company has ownership interests in two commercial buildings that are leased to a major university. The buildings are used in connection with the university's international education programs and include both classroom and dormitory space. The combined cost of both buildings, one located in Washington, D.C. and one located in Sydney, Australia, is $11,932,997. At September 30, 2001 and December 31, 2000, the buildings had a net book value of $10,136,759 and $10,402,734, respectively. The combined land cost associated with the buildings is $1,929,000. Indebtedness associated with the buildings is summarized in Note 10.

Future minimum rental payments due in connection with the leases for both buildings are scheduled as follows:

For the year ending September 30,   2002  $1,150,504
                                    2003     313,084
                                          ----------

                                   Total  $1,463,588
                                          ==========



NOTE  6  -  EQUIPMENT  HELD  FOR  LEASE

The following is a summary of all equipment in which the Company has an interest at September 30, 2001. Substantially all of the equipment is leased under triple net lease agreements meaning that the lessees are responsible for maintaining, insuring and operating the equipment in accordance with the terms of the respective lease agreements. Remaining lease term (months), as used below, represents the number of months remaining under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. In the opinion of management, the acquisition cost of the equipment did not exceed its fair market value.

                                             Remaining
                                             Lease Term   Equipment
 Equipment Type                                 (Months)  Cost
-------------------------------------------  -----------  -------------
Aircraft                                            9-45  $ 79,628,529
Locomotives                                         0-30    12,886,831
Manufacturing                                       0-23     9,095,342
Materials handling                                  0-20     7,544,546
Construction and mining                             0-15     3,744,859
Computers and peripherals                            0-2     3,000,613
Research and test                                      0       338,749
Tractors & heavy duty trucks                          22       105,350
Trailers/intermodal containers                         0        56,976
Communications                                         0         6,532
                                                          -------------
 Total equipment cost                                      116,408,327
 Accumulated depreciation                                  (50,022,290)
                                                          -------------
 Equipment, net of accumulated depreciation               $ 66,386,037
                                                          =============



The cost of the equipment is owned by the Company's consolidated affiliates as follows:

   AFG Investment Trust A  $  2,521,479
   AFG Investment Trust B     3,691,378
   AFG Investment Trust C    51,739,388
   AFG Investment Trust D    58,456,082
                           ------------
     Total                 $116,408,327
                           ============



The preceding summary of equipment includes leveraged equipment having an original cost of approximately $92 million and a net book value of approximately $63 million at September 30, 2001. Indebtedness associated with the equipment is summarized in Note 10. Generally, indebtedness on leveraged equipment will be amortized by the rental streams derived from the corresponding lease contracts, although certain aircraft have balloon debt obligations that will not be amortized by scheduled lease payments. Such obligations may result in future refinancings to extend the repayment periods or the sale of the associated assets to retire the indebtedness.




Future minimum rental payments due in connection with all equipment are scheduled as follows:

For the year ending September 30,   2002  $10,450,787
 .                                   2003    8,836,301
                                    2004    1,396,482
                                    2005      368,576
                                          -----------

                                   Total  $21,052,146
                                          ===========



NOTE  7  -  OTHER  ASSETS

Other assets, at September 30, 2001, primarily consist of the following: (i) cash surrender value of PLM's officers' life insurance policies totaling approximately $2.3 million (ii) deposits totaling approximately $674,000, (iii) equity holdings in third-party companies totaling $602,164, and (iv) deferred financing costs, net of accumulated amortization, totaling $441,152. At December 31, 2000, other assets had the following principal components: (i) membership interests totaling $1.2 million in a limited liability company established to facilitate the acquisition of PLM, (ii) deposits totaling approximately $764,000, (iii) equity holdings in third-party companies totaling $602,164, and (iv) deferred financing costs, net of accumulated amortization, totaling $482,700. Deferred financing costs are amortized over the terms of the loans to which they pertain on a straight-line basis. For the nine months ended September 30, 2001 and 2000, amortization expense resulting from deferred financing costs was $48,311 and $44,906, respectively.

NOTE  8  -  GUARANTY  OBLIGATIONS

On March 8, 2000, the AFG Trusts entered into a guaranty agreement whereby the Trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. Echelon Commercial LLC is controlled by Gary D. Engle. The lease payments of Echelon Commercial
LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. Effective December 8, 2000, the guaranty of lease payments by the AFG Trusts was capped at a maximum of $7 million (reduced by agreement from $34.5 million at inception of the guaranty due to principal reductions of the guaranty amount). The guaranty amount was reduced according to a prescribed formula as payments under the master lease agreement were collected by Heller. In consideration for their guaranty, the AFG Trusts collectively received an upfront cash fee equal to $500,000 and receive an additional annualized fee equal to 4% of the average guaranty amount outstanding during each quarterly period. Accrued but unpaid fees accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid.

During the quarter ended September 30, 2001, the requirements of the guaranty agreement were met and the AFG Trusts received payment for all amounts outstanding under the guaranty agreement and have no further guarantee obligations under the guarantee agreement. During the nine months ended September 30, 2001, the AFG Trusts collectively recognized income from the guaranty agreement of approximately $250,000 as compared to approximately
$685,000 (including the upfront fee) during the period March 8, 2000 to September 30, 2000. These amounts are included in other income on the accompanying consolidated Statement of Operations for the nine months ended September 30, 2001 and 2000, respectively.

NOTE  9  -  RELATED  PARTY  TRANSACTIONS

Administrative  Services
------------------------
A number of the Company's administrative functions are performed by Equis Financial Group Limited Partnership ("EFG"), a Massachusetts limited partnership, pursuant to the terms of a services agreement dated May 7, 1997. EFG is controlled by Gary D. Engle, the Company's Chairman and Chief Executive Officer. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses for which EFG is reimbursed at actual cost. The Company incurred total administrative costs of $118,297 and $116,220 during the nine months ended September 30, 2001 and 2000, respectively.

EFG also provides asset management and other services to the AFG Trusts and is compensated for those services based upon the nature of the underlying transactions. For equipment reinvestment acquisition services, EFG is paid an acquisition fee equal to 1% of base purchase price. For management services, EFG is paid a management fee equal to 5% of lease revenues earned from operating leases and 2% of lease revenues earned from full-payout leases. Operating expenses incurred by the Trusts are paid by EFG on their behalf and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine months ended September 30, 2001 and 2000, which were paid or accrued by the Trusts to EFG or its affiliates, are as follows:

                                       2001        2000
                                 ----------  ----------

Equipment management fees        $  354,216  $  610,084
Acquisition fees                         --      23,916
Administrative charges              397,017     450,452
Reimbursable operating expenses
 due to third parties             2,807,896     815,211
                                 ----------  ----------

Total                            $3,559,129  $1,899,663
                                 ==========  ==========



Summary  of  Consolidated  Operations
-------------------------------------
Total revenues and net income (loss) generated by the Company and its principal subsidiaries for the nine months ended September 30, 2001 and 2000 are summarized below:

                                       Total         Net
                                       Revenues      Income (Loss)
                                       ------------  --------------
Nine months ended September 30, 2001:
 Semele Group Inc.                     $ 2,033,088   $  (3,361,886)
 Equis II Corporation                   10,829,315      (1,559,576)
 PLM International, Inc.                 7,655,000       2,425,201
 Intercompany eliminations                 (34,582)       (183,422)
                                       ------------  --------------
 Combined                              $20,482,821   $  (2,679,683)
                                       ============  ==============

Nine months ended September 30, 2000:
 Semele Group Inc.                     $ 3,758,969   $  (3,414,280)
 Equis II Corporation                   18,596,329       1,929,472
 Intercompany eliminations              (2,677,649)      1,622,485
                                       ------------  --------------
 Combined                              $19,677,649   $     137,677
                                       ============  ==============



Due  From  Affiliates
---------------------
Amounts  due  from  affiliates  are  summarized  below:


                                                    September 30,   December 31,
                                                         2001           2000
                                                    --------------  -------------

Loan obligations due from Mr. Engle and
  Mr. Coyne                                         $    2,937,205  $   2,937,205
Interest receivable on loan obligations due from
  Mr. Engle and Mr. Coyne                                  464,986        257,029
Due from affiliates of PLM International, Inc. (1)         914,000             --
Guaranty fee receivable                                         --        364,925
Rents receivable from EFG escrow  (2)                      255,790      1,007,073
Advances to Kettle Valley Development LP                   152,279        152,279
                                                    --------------  -------------

Total                                               $    4,724,260  $   4,718,511
                                                    ==============  =============



(1) Consists primarily of management fees receivable due from investment programs managed by PLM.

(2) All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis.

Indebtedness  and  Other  Obligations  to  Affiliates
-----------------------------------------------------
A summary of the Company's indebtedness and other obligations to affiliates appears below.


                                                  September 30,   December 31,
                                                       2001           2000
                                                  -------------  -------------

Principal balance of indebtedness to affiliates   $   34,949,392  $  34,949,392
Accrued interest due to affiliates                     3,238,186      1,457,597
Other  (1)                                             1,161,261        202,578
                                                  --------------  -------------

Total                                             $   39,348,839  $  36,609,567
                                                  ==============  =============



(1) Consists primarily of amounts due to EFG for administrative services and operating expenses.

In connection with a transaction in 1997, the Company borrowed $4,419,500 from certain affiliates controlled by Mr. Engle, including $462,353 from AFG Investment Trust A. The corresponding note obligations bear interest at an annualized rate of 10% and require mandatory principal repayments to the extent the Company realizes any net cash proceeds from the sale or refinancing of Rancho Malibu. The notes mature on April 30, 2003. During the each of the nine months ended September 30, 2001 and 2000, the Company incurred interest expense of $330,554 in connection with this indebtedness. The obligation to AFG Investment Trust A ($462,353) and related interest expense ($34,582 in each of 2001 and 2000) have been eliminated in consolidation.

In November 1999, the Company purchased certain equity interests in the AFG Trusts, referred to as Special Beneficiary Interests. The Special Beneficiary Interests were purchased from EFG and consist of an 8.25% non-voting carried interest in each of the trusts. The Company purchased the interests for $9,652,500 under the terms of a non-recourse note, payable over 10 years and bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the Special Beneficiary Interests. To date, the Company has received cash distributions of $3,145,584 from the Special Beneficiary Interests and has paid EFG an equal amount consisting of principal and accrued interest. At September 30, 2001 and December 31, 2000, the note had an outstanding principal balance of $6,634,544. The Special Beneficiary Interests have been eliminated in consolidation.

Guaranty  of  Affiliate's  Lease  Obligations
---------------------------------------------
On March 8, 2000, the AFG Trusts became guarantors of the lease payment obligations of Echelon Commercial LLC under a certain master lease agreement. Echelon Commercial LLC is an affiliate of the Company and the AFG Trusts and is controlled by Gary D. Engle. As of September 30, 2001, the AFG Trusts have no further obligations under the guaranty agreement (See Note 8.)

Ownership  Interests  in  Affiliated  Companies
-----------------------------------------------
The  Company  has  equity  interests  in  the  following  affiliates:


                                             September 30, 2001   December 31, 2000
                                             -------------------  -------------------

PLM International, Inc. equity interests in
  investment programs                        $        19,896,005  $               --
EFG Kirkwood LLC                                      10,866,180          10,224,163
EFG/Kettle Development LLC                             7,398,508           8,527,542
Equity Interests in Partnerships                       3,757,892           2,934,186
                                             -------------------  ------------------

Total                                        $        41,918,585  $       21,685,891
                                             ===================  ==================



Asset  Management  -  PLM  International,  Inc.
In February 2001, the AFG Trusts, through MILPI Acquisition Corp., acquired approximately 83% of the common stock of PLM. MILPI Acquisition Corp. was formed by the AFG Trusts on December 22, 2000 to acquire PLM's common stock. PLM specializes in transportation equipment leasing and manages several syndicated investment programs (generally organized as or similar to limited partnerships) that are engaged in the business of leasing transportation equipment. (See Note 3.) The carrying basis of PLM's equity interests in certain of its investment programs was $19,896,005 at September 30, 2001.

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

On April 30, 2000, Kirkwood Associates' ownership interests in certain assets and substantially all of its liabilities were transferred to Mountain Resort Holdings LLC ("Mountain Resort"). On May 1, 2000, EFG Kirkwood exchanged its interests in Kirkwood Associates for membership interests in Mountain Resort, thereby obtaining 37.9% of the membership interests in Mountain Resort.
Mountain Resort, through four wholly-owned subsidiaries, owns and operates Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development.

Subsequent to acquiring its interest in Mountain Resort, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC ("Mountain Springs"). Mountain Springs, through a wholly-owned subsidiary, owns 80% of the common stock and 100% of the Class B Preferred stock in an entity that owns Purgatory Ski resort in Durango, Colorado. The Company's ownership interest in EFG Kirkwood had an original cost of $10,735,380, including an acquisition fee of $98,865 that was paid to EFG. The Company's ownership interest in EFG Kirkwood is accounted for using the equity method. The Company recorded net income of $642,022 from its interest in EFG Kirkwood for the nine months ended September 30, 2001.

Residential  Community  -  EFG/Kettle  Development  LLC
On  March  1,  1999,  the  Company  and  two of the AFG Trusts formed EFG/Kettle
Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development project in Kelowna, British Columbia, Canada called Kettle Valley. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and sold and 10 additional units are under construction. A subsidiary of the Company became general partner of Kettle Valley Development Limited Partnership on March 1, 1999. The remaining equity interests in the project are owned by a third party.

The Company's ownership interest had a cost of $8,837,500 that was funded with cash of $6,204,347 and a non-recourse installment note of $2,633,153. The note matures on December 1, 2001 and bears interest at an annualized rate of 7.5%. The outstanding principal balance of the note was $175,457 and $938,513 at September 30, 2001 and December 31, 2000, respectively. The cost of the Company's ownership interest exceeded its equity interest in the underlying net assets of Kettle Valley Development Limited Partnership by approximately $1,300,000. This difference is being amortized on a straight-line basis over the estimated project development period of 10 years, resulting in amortization expense of $97,500 during each of the nine month periods ended September 30, 2001 and 2000. The Company accounts for its ownership interest using the equity method of accounting. During the nine months ended September 30, 2001, the Company decreased its investment in Kettle Valley by $1,031,534 to reflect its share of the project's net loss.

Equity  Interests  in  Partnerships
On August 31, 1998, the Company acquired Ariston Corporation for $12.45 million, consisting of cash of $2 million and a purchase-money note of $10.45 million. Ariston was purchased from EFG and owns equity interests in (i) a real estate limited partnership called AFG International Limited Partnership, which owns two commercial buildings leased to a major educational institution (See Note 5), and
(ii) a 98% limited partner interest in Old North Capital Limited Partnership, which owns equity interests in each of the AFG Trusts and 11 other limited partnerships established by EFG's predecessor. The remaining 2% equity interests in Old North Capital, including those of the general partner, are owned by Mr. Engle, Mr. Coyne, and a third party and controlled by Mr. Engle. The acquisition of Ariston was accounted for under the purchase method of accounting and the balance sheets and statements of operations of Ariston were consolidated effective September 1, 1998. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston. The note matures on August 31, 2003 and is recourse to the common stock of Ariston. In October 1998, Ariston declared and paid a cash distribution of $2,020,000 to the Company; however, future cash distributions by Ariston require the consent of EFG until such time that the Company's obligation to EFG under the note is repaid. On January 26, 2000, the Company made principal and interest payments of $2,031,504 and $50,798, respectively, in connection with this note. The outstanding principal balance of this obligation at September 30, 2001 and December 31, 2000 was $8,418,496. Ariston's ownership interests in limited partnerships (11 in total) are accounted for using the equity method. During the nine months ended September 30, 2001, the Company recorded net income of $823,706 related to these interests. Ariston's equity interests in the AFG Trusts are eliminated in consolidation.

NOTE  10  -  NOTES  PAYABLE  TO  THIRD  PARTIES

At September 30, 2001, the Company had aggregate indebtedness to third parties of $54,430,684, including two note obligations totaling $5,767,730 associated with the Company's two commercial buildings. (See Note 5.) One loan, with a balance of $5,290,969, matures on June 1, 2010 and carries a fixed annual interest rate of 7.86% and the other loan, with a balance of $476,761, matures on December 31, 2002 and carries a variable annual interest rate equal to prime plus 1.5% (7.5% at September 30, 2001). The remainder of the Company's indebtedness to third parties is non-recourse installment debt pertaining to equipment held on operating leases. (See Note 6.) Generally, this debt is secured by the equipment and will be fully amortized over the terms of the lease agreements corresponding to each asset. However, in certain instances
(involving principally aircraft), retirement of the debt obligations is partially dependent upon the residual value of the equipment. The Company has balloon debt obligations due at the expiration of certain equipment leases of $36,594,449. Interest rates on equipment debt obligations range from 6.76% to 9.95% at September 30, 2001.

Management believes that the carrying amount of the Company's notes payable to third parties approximates fair value at September 30, 2001 based on its experience and understanding of the market for instruments with similar terms.

The annual maturities of the Company's indebtedness to third parties is summarized below:

                                         Buildings   Equipment    Total
                                                                  -----------

For the year ending September 30,  2002  $  590,236  $ 5,695,859  $ 6,286,095
                                   2003     686,404    9,532,850   10,219,254
                                   2004     449,467   33,097,313   33,546,780
                                   2005     486,096      336,932      823,028
                                   2006     620,793           --      620,793
Thereafter                                2,934,734           --    2,934,734
                                         ----------  -----------  -----------

  Total                                  $5,767,730  $48,662,954  $54,430,684
                                         ==========  ===========  ===========



The Company's indebtedness to third parties is divided among the Company's consolidated affiliates as follows:

AFG Investment Trust A                 $   444,967
AFG Investment Trust B                     444,967
AFG Investment Trust C                  23,332,484
AFG Investment Trust D                  24,440,536
Old North Capital Limited Partnership      476,761
AFG International Limited Partnership    5,290,969
                                       -----------

 Total                                 $54,430,684
                                       ===========



NOTE  11  -  DEFERRED  STOCK  COMPENSATION

In 1997, the Company established a deferred compensation plan for Mr. Engle and Mr. Coyne. Pursuant to terms of the plan, both Mr. Engle and Mr. Coyne may receive shares of the Company's common stock instead of cash compensation. The number of shares allocated to them is determined at the end of each month by dividing the average closing price of the Company's stock for the last ten trading days of the month into the dollar amount that otherwise would have been paid to them as cash compensation for the month. The shares (which are fully vested) are held in a rabbi trust established for the benefit of Mr. Engle and Mr. Coyne, but are not expected to be transferred to them until termination of their employment. The Company treats the issuance of shares under the plan as compensation and, therefore, recognizes an expense equal to the amount of cash compensation that would have been paid to each individual. During the nine months ended September 30, 2001, the Company did not issue shares under the plan but accrued compensation expense for both officers. During the nine months ended September 30, 2000, the Company issued 37,574 shares under the plan.
During each of the nine month periods ended September 30, 2001 and 2000, the Company recorded aggregate compensation expense of $180,000. These expenses are included in general and administrative expenses on the accompanying consolidated Statements of Operations for each of the nine month periods ended September 30, 2001 and 2000.

NOTE  12  -  LITIGATION

PLM International, Inc. and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Partnerships), each a California limited partnership for which the PLM's wholly owned subsidiary, PLM Financial Services, Inc. (FSI) acts as the General Partner.

The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory damages, as well as punitive damages.

In June 1997, PLM and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Partnerships. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. PLM will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and August 30, 2000. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Partnerships' equipment, (b) the extension (until
December 31, 2004) of the period during which FSI can reinvest the Partnerships' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Partnerships.
Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Partnerships. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving both settlements. No appeal has been filed and the time for filing an appeal has run. Therefore, monetary class members who submitted claims will be paid their settlement amount out of the monetary fund by the third-party claims administrator once the final settlement amounts are calculated pursuant to the formula set forth in the settlement agreement and court order. Similarly the equitable settlement will be implemented promptly. For those equitable class members who submitted timely requests for the repurchase of their limited partnership units, the respective partnerships will repurchase such units by December 31, 2001.

PLM is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of PLM.

NOTE  13  -  NEW  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", (collectively the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Company will apply the new rules on accounting for the goodwill and other intangible assets and for the impairment or disposal of long-lived assets beginning the first quarter of 2002, which is not anticipated to have an impact on the Company's earnings or financial position.

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

GENERAL

Semele Group Inc. (the "Company") is a Delaware corporation that was organized on April 14, 1987 as Banyan Strategic Land Fund II to invest primarily in short-term, junior, pre-development, and construction mortgage loans. Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages. For the years 1993, 1994 and 1995, the Company elected to be treated as a real estate investment trust ("REIT") for income tax purposes. Effective January 1, 1996, the Company revoked its REIT status and became a taxable "C" corporation. Since then, the Company has attempted to seek out ways to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $99 million at December 31, 2000) could make it a value-added buyer. In recent years, the Company made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix beyond its principal real estate asset, consisting of 274 acres of land located in Southern California known as Rancho Malibu. Today, the Company is engaged in various real estate activities, including residential property development, and holds investments in other companies operating in niche financial markets, principally involving real estate and equipment leasing.

In April 2001, the Company received a letter from the Nasdaq Stock Market, Inc. wherein the staff determined that the Company had failed to meet certain minimum standards for continued listing on the Nasdaq SmallCap Market. The Company appealed this decision and requested an oral hearing before the Nasdaq Listing Qualifications Panel, which was held on June 28, 2001. On August 7, 2001, Nasdaq notified the Company of the panel's decision to de-list the Company's stock from The Nasdaq SmallCap Market effective at the opening of business on August 8, 2001. As a result of the foregoing, the Company's securities are traded on the OTC Bulletin Board, commonly referred to as the "over-the-counter" market. The Company's trading symbol on that exchange is "VSLF.OB." This change could have an adverse affect on the Company's share price and stockholders' liquidity.

RECENT  ACQUISITIONS

PLM  International,  Inc.
-------------------------
On December 22, 2000, an affiliate of the Company, MILPI Acquisition Corp., entered into an agreement and plan of merger to acquire PLM International, Inc. ("PLM"), a San Francisco based equipment leasing and asset management company. The plan of merger involved a tender offer by MILPI Acquisition Corp. to purchase all of the outstanding common stock of PLM for cash.

MILPI Acquisition Corp. is a wholly-owned subsidiary of MILPI Holdings LLC, which was formed by four Delaware business trusts (collectively referred to as the "AFG Trusts" or the "Trusts") on December 22, 2000. The AFG Trusts are consolidated affiliates of the Company engaged in the equipment leasing and real estate businesses. MILPI Acquisition Corp. entered into a definitive agreement with PLM to acquire up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition Corp. commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition Corp. acquired 83% of PLM's common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the agreement, MILPI Acquisition Corp. will merge into PLM, with PLM becoming the surviving entity, upon the approval of the holders of 50.1% of PLM's outstanding common stock. PLM filed preliminary proxy materials with the Securities and Exchange Commission on February 9, 2001 relating to a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition Corp. owns 83% of PLM's common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting, as MILPI Holdings has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the AFG Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI Holdings. In connection with its review of the preliminary proxy materials, the staff of the SEC has informed the AFG Trusts that it believes certain of the Trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the "Act"). The managing trustee of the Trusts is engaged in discussions with the staff regarding this matter. The AFG Trusts believe that they are not investment companies; however, it is possible that the Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, each of the Trusts intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire. The parties do not intend to schedule the special meeting of stockholders of PLM International pending resolution of this issue. If the merger is approved, the AFG Trusts may be required to provide an additional $4.4 million to acquire the remaining 17% of PLM's outstanding common stock. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition Corp and PLM.

Equis  II  Corporation
----------------------
During the fourth quarter of 1999, the Company issued $19.586 million of promissory notes to acquire an 85% equity interest in Equis II Corporation ("Equis II"), a Massachusetts corporation having a controlling interest in the AFG Trusts. During the first quarter of 2000, the Company sought and obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% equity interest of Equis II. On April 20, 2000, the Company issued 510,000 shares of common stock for that purpose. The market value of the shares issued was $2,358,750 ($4.625 per common share) based upon the closing price of the Company's common stock on April 20, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's acquisition of Equis II Corporation and the resulting consolidation of the AFG Trusts significantly changed the nature of the Company's consolidated operations. In addition, the Company's 2001 consolidated financial statements have been further affected by the AFG Trusts' collective purchase of approximately 83% of the common stock of PLM. The acquisition of PLM has been accounted for using the purchase method of accounting. The financial position and results of operations of PLM have been consolidated in the accompanying financial statements commencing at the date of acquisition; and, therefore, the Company's consolidated results of operations are not fully comparable between the first nine months of 2001 and the first nine months of 2000.

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

A significant portion of the Trusts' equipment was financed under note agreements that are secured by the equipment and associated lease streams. Rental income generated by the Trusts' lease agreements is used to repay the Trusts' debt obligations and to fund the Trusts' operating expenses, including management fees. Certain management fees are paid to AFG ASIT Corporation, a wholly-owned subsidiary of the Company, which functions as managing trustee of the Trusts. These fees are eliminated in consolidation. All other management fees are paid to Equis Financial Group Limited Partnership ("EFG"), an affiliate of the Company. The Trusts' debt obligations at September 30, 2001 are expected to be retired through the collection of contracted rents, with the exception of balloon payment obligations totaling $36,594,449 associated with the Trusts' SAS and Emery aircraft. (See additional discussion of aircraft matters under Results of Operations.) Repayment of the balloon debt obligations will be dependent upon the negotiation of future lease contracts, future refinancing arrangements or sales or, alternatively, the use of working capital. At September 30, 2001, the Trusts were due future contracted lease payments from third-party lessees totaling $21,052,146 and owed third-party lenders $12,068,505 of principal debt obligations, excluding balloon payment obligations.

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

Since 1997, the Company has effected several highly leveraged purchase transactions with related parties. Most significantly, the Company purchased Equis II Corporation for $21.945 million from the Company's Chief Executive Officer, Gary D. Engle, certain Trusts established for the benefit of Mr. Engle's children, and James A. Coyne, the Company's President. A significant portion of the purchase price, or $19.586 million, was financed under installment debt owed to the sellers. In 2000, a portion of this indebtedness was retired by issuing 326,462 shares of common stock, as permitted by the authorization of shareholders obtained on November 2, 2000. The Company's other principal purchase transactions with related parties since 1997, involving Ariston Corporation, the Special Beneficiary Interests, and AFG ASIT Corporation were acquired from EFG, a limited partnership that is controlled by Mr. Engle. At September 30, 2001 and December 31, 2000, the Company owed Mr. Engle, Mr. Coyne or their affiliates approximately $35 million plus accrued interest thereon. The Company expects that all of the purchase price indebtedness for Equis II Corporation, Ariston Corporation, and the Special Beneficiary Interests will be repaid through the collection of future cash distributions generated in connection with these assets and the collection of amounts due from Mr. Engle and Mr. Coyne in connection with their respective debt obligations to certain subsidiaries of the Company. The purchase price indebtedness for AFG ASIT Corporation was repaid in 1999. One of the Company's debt obligations to related parties, totaling approximately $4 million, is due to several limited partnerships controlled by Mr. Engle. The Company expects to repay this debt using a portion of the proceeds generated by Rancho Malibu.

Mr. Engle controls the timing and authorization of cash distributions to be paid from all of the affiliates upon which amortization of the Company's related party debt obligations is predominantly dependent. Moreover, as a result of the issuance of common stock in connection with the Equis II acquisition, voting control of the Company is vested in Mr. Engle and Mr. Coyne. At September 30, 2001, Mr. Engle owns or controls 40.3% and Mr. Coyne owns or controls 17.6% of the Company's outstanding common stock.

Looking forward, the Company does not anticipate any near term incremental free cash flow as a result of its recent purchases from related parties. Substantially all of the net cash flow generated by these acquisitions will be used to repay corresponding purchase price indebtedness. The Company's cash and cash equivalents balance declined from approximately $27.8 million at December 31, 2000 to approximately $19.2 million at September 30, 2001 principally as a result of the PLM acquisition in February 2001. The Company's near-term liquidity will be significantly influenced by the completion of the PLM acquisition which may require additional cash of approximately $4.4 million to acquire the remaining 17% of PLM's outstanding stock. (See Note 3 to the accompanying consolidated financial statements.) In addition, the Company is evaluating its plans to develop the Rancho Malibu property. The Company is considering potential joint venture partners to develop the property or may seek buyers to purchase the project.

RESULTS  OF  OPERATIONS

At September 30, 2001, the AFG Trusts collectively held approximately $116.4 million of equipment assets having a net book value of approximately $66.4 million. Approximately 68% of those assets consisted of three commercial jet aircraft on lease to Scandinavian Airlines System ("SAS"), Emery Worldwide, and Aerovias de Mexico, S.A. de C.V. The latter aircraft, which is owned jointly between the AFG Trusts and certain affiliated limited partnerships, had been leased to Reno Air until June 2001. The AFG Trusts collectively received approximately $298,000 of early-termination rents from Reno in June 2001 and Reno further agreed to pay a negotiated sum for aircraft maintenance. The balloon debt obligation, previously scheduled to be paid after the expiration of the Reno lease in January 2003, was refinanced in connection with the re-lease to Aerovias de Mexico. As a result, the AFG Trusts' share of the balloon debt, which was approximately $1,130,000, will be amortized by the future rents from the re-lease agreement. The AFG Trusts' collective ownership interest in this aircraft is approximately 35%. Lease revenues from all three aircraft collectively represented 57% of the Company's consolidated lease revenues during both the three and nine month periods ended September 30, 2001 compared to 54% and 48%, respectively, for the same periods in 2000. Lease revenues from SAS represented 45% and 43% of the Company's consolidated rental income during the three and nine months ended September 30, 2001, respectively, compared to 43% and 39% for the same periods in 2000. The growing significance of aircraft rents in relation to other rents reflected between 2000 and 2001 is the result of lease expirations and equipment sales involving assets other than aircraft.

The events of September 11, 2001 adversely affected market demand for both new and used commercial aircraft and weakened the financial position of several airlines. No direct damage occurred to any of the Company's assets as a result of these events and while it currently is not possible for the Company to determine the ultimate long-term economic consequences of these events to the AFG Trusts or to the Company, management expects that the resulting decline in air travel will suppress market prices for used aircraft in the short-term and could inhibit the viability of some airlines. In the event of a lease default by an aircraft lessee, the Company could experience material losses. At September 30, 2001, the AFG Trusts have collected all rents owed to them from aircraft lessees. In addition, its membership interest in two ski resorts could be aversely affected by potential declines in vacation travel resulting from the events of September 11, 2001. The Company is monitoring developments in the airline and resort industries and will continue to evaluate potential implications to the Company's financial position and future liquidity.

Fee income results from the Company's acquisition of PLM and consists principally of management fees and acquisition and lease negotiation fees earned in connection with the investment programs managed by PLM.

Interest income decreased from $538,275 and $1,531,472 for the three and nine month periods ended September 30, 2000 to $180,688 and $757,599 for the three and nine month periods ended September 30, 2001. The decline was caused principally from the disbursement of approximately $21.7 million of cash to acquire 83% of PLM. Interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments.
Generally, future interest income will fluctuate as a result of changing interest rates, the collection of rental income and the proceeds generated from equipment sales, among other factors.

During the three months ended September 30, 2001, the Company recognized a net loss of $852 on the sale of equipment compared to a net gain of $2,261,342 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company recognized a net gain of $630,438 on the sale of equipment compared to a net gains of $3,347,580 for the same period in 2000. The ultimate economic performance of the Company's consolidated equipment portfolio is and will continue to be dependent upon many factors, including market conditions, industry trends, technological advances and many other events that can converge to enhance or detract from asset values at any given time. The gross yield on each equipment asset is a function of its primary-term rents and its residual value in relation to cost. Residual value consists of cash proceeds realized from the sale of an asset in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. These payments are classified as rental income. Consequently, the amount of net gains reported in the Company's financial statements is not necessarily indicative of the total residual value achieved from leasing the equipment.

During the three month period ended September 30, 2001, the Company recognized equity losses in affiliated companies of $1,423,772. Those losses partially offset prior equity income in affiliated companies, resulting in net equity income from affiliated companies of $434,188 for the nine months ended September 30, 2001. The loss reported during the three months ended September 30, 2001 was caused by the Company's ownership interests in EFG Kirkwood LLC, which has equity interests in two ski resorts. The resorts are located in the western United States and experienced good operating conditions during the past winter season which contributed to first quarter earnings. However, the operating results of ski resorts are highly seasonal and losses generally are expected during the summer and autumn months. Accordingly, the Company does not expect positive operating results from EFG Kirkwood LLC prior to the commencement of the 2001-2002 winter season. During the three and nine month periods ended September 30, 2000, the Company recognized equity losses in affiliated companies of $174,710. The loss reported during the three and nine month periods ended September 30, 2000 was caused by the Company's ownership interests in EFG/Kettle Development LLC.

During the nine months ended September 30, 2001 and 2000, the AFG Trusts collectively recorded income of approximately $250,000 and $685,000, respectively, for fees relating to their guaranty of certain lease obligations of an affiliate, Echelon Commercial LLC. These fees are included in other income on the Company's 2001 and 2000 consolidated Statement of Operations.

Approximately $266,000 of the Company's depreciation expense in each of the nine months ended September 30, 2001 and 2000 pertains to its two commercial buildings. The remainder of depreciation expense pertains mostly to equipment held for lease. For financial reporting purposes, to the extent that an asset is held on primary lease term, depreciation is computed by allocating the difference between (i) the cost of each asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual value represents an estimate of equipment value at the date of primary lease term expiration. To the extent that an asset is held beyond its primary lease term, depreciation is computed by allocating the then remaining net book value of each asset on a straight-line basis over the asset's remaining economic life.

Interest expense on indebtedness to third parties decreased from $1,354,091 and $4,356,575 for the three and nine month periods ended September 30, 2000 to $916,482 and $3,529,857 for the three and nine month periods ended September 30, 2001. The decline in consolidated interest expense to third parties reflects the retirement of debt obligations attributable mostly to equipment on lease. Interest expense on indebtedness and other obligations to affiliates decreased from $684,105 and $2,180,741 for the three and nine month periods ended September 30, 2000 to $421,148 and $1,291,625 for the three and nine month periods ended September 30, 2001. The decline was caused by the capitalization of interest costs in connection with real estate held for development and sale, $234,990 and $673,540 during the three and nine month periods ended September 30, 2001, respectively, and from the repayment of a portion of the Company's purchase-price indebtedness for Equis II Corporation and the Special Beneficiary Interests. (See Note 4 to the consolidated financial statements concerning the Company's real estate held for development and sale.)

During the three months ended September 30, 2001, the Company recorded a pre-tax charge to earnings of $2,525,962. The provision relates to the write-down of the Malibu property to fair value in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". (See Note 4 to the consolidated financial statements).

General and administrative expenses increased principally due to the consolidation of PLM's operating and administrative expenses and higher overall operating costs within the AFG Trusts. Fees and expenses to affiliates principally represent equipment management fees paid to EFG for services rendered. Equipment management fees are based upon a percentage of rental income. The decline in fees from $726,304 in 2000 to $472,513 in 2001 is primarily a function of lower rental income within the AFG Trusts.

Per  Share  Results

For the three months ended September 30, 2001, the Company reported a consolidated net loss of $3,585,157 ($1.72 per share) compared to a consolidated net loss of $55,324 ($0.03 per share) for the same period in 2000. Net income per share for the three months ended September 30, 2001 is based on the weighted average number of shares outstanding during the period of 2,078,718 compared to 1,728,344 for 2000.

For the nine months ended September 30, 2001, the Company reported a consolidated net loss of $2,679,683 ($1.29 per share) compared to consolidated net income of $137,677 ($0.09 per share) for the same period in 2000. Net income (loss) per share for the nine months ended September 30, 2001 and 2000 is based on the weighted average number of shares outstanding during the period of 2,078,718 and 1,512,046, respectively.

PART  II  -  OTHER  INFORMATION
-------------------------------

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

Item 4.     Submission of Matters to a Vote of Security Holders
            Response:  None

Item 5.     Other Information
            Response:  None

Item 6(a).  Exhibits
            Response:   None

Item 6(b).  Reports on Form 8-K
            Response:   None

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


SEMELE  GROUP  INC.




By: /s/ Gary D. Engle                       Date: November 14, 2001
------------------------------------------
Gary D. Engle, Chairman, Chief Executive
Officer and Director


By: /s/ James A. Coyne                      Date: November 14, 2001
------------------------------------------
James A. Coyne, President, Chief Operating
Officer and Director


By: /s/ Michael J. Butterfield              Date: November 14, 2001
------------------------------------------
Michael J. Butterfield, Vice President and
Chief Financial Officer