Form 10KSB
period 2001-12-31
SEMELE GROUP INC
filed 2002-04-16
CIK 812914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

Title of each class
None

Name  of  each  exchange  on  which  registered
None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                             Shares of Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject  to  such  filing  re-quirements  for  the  past 90 days.   YES X NO  __
                                                                        -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 2001 was $26,753,467. Shares of common stock outstanding as of March 1, 2002: 2,078,718.

DOCUMENTS  INCORPORATED  BY  REFERENCE

    Portions of the Registrant's Annual Report to security holders for the year ended December 31, 2001 (Part I and II)
           Transitional Small Business Disclosure Format: YES.  NO  X.
                                                                   --

                                SEMELE GROUP INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001




                                TABLE OF CONTENTS


                                     PART I

ITEM  1  DESCRIPTION  OF  BUSINESS                                            2
ITEM  2  DESCRIPTION  OF  PROPERTY                                            8
ITEM  3  LEGAL  PROCEEDINGS  8
ITEM  4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS          9

                                     PART II

ITEM  5  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS     11
ITEM  6  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS  OF  OPERATIONS                                             11
ITEM  7  FINANCIAL  STATEMENTS                                               11
ITEM  8  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
         AND  FINANCIAL  DISCLOSURE                                          12

                                    PART III

ITEM   9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS  13
ITEM  10  EXECUTIVE  COMPENSATION                                             14
ITEM  11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT  16
ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                  17
ITEM  13  EXHIBITS  AND  REPORTS  ON  FORM  8-K                               23

          SIGNATURES                                                          26

                                     PART I



ITEM  1.   DESCRIPTION  OF  BUSINESS

(a)  Business  Development.
     ---------------------

Semele Group Inc. ("Semele" or the "Company") is a Delaware corporation organized on April 14, 1987 as Banyan Strategic Land Fund II to invest primarily in short-term, junior, pre-development, and construction mortgage loans. Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages. For the years 1993, 1994 and 1995, the Company elected to be treated as a real estate investment trust ("REIT") for income tax purposes. Effective January 1, 1996, the Company revoked its REIT status and became a taxable "C" corporation. Since then, the Company has evaluated alternatives to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $105 million at December 31, 2001) could make it a value-added buyer. In recent years, the Company made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix beyond its principal real estate asset, consisting of approximately 270 acres of land located in Southern California known as Rancho Malibu. Currently, the Company is engaged in various real estate activities, including residential property development. The Company also holds investments in other companies operating in niche financial markets, principally involving real estate and equipment leasing.

The Company's common stock is listed on the OTC Bulletin Board, commonly referred to as the "over the counter market" under the trading symbol VSLF.OB. In order to preserve the benefits of the Company's existing net operating loss carryforwards, the Restated Bylaws of the Company include a provision that prohibits any person from acquiring more than 4.9% of the outstanding shares of common stock of the Company.

PENDING  AND  RECENT  ACQUISITIONS

On December 22, 2000, an affiliate of the Company, MILPI Acquisition Corp. ("MILPI"), entered into a definitive agreement (the "Agreement") with PLM International, Inc. ("PLM"), a publicly traded equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM for an approximate purchase price of up to $27 million. MILPI is a wholly-owned subsidiary of MILPI Holdings, LLC, which is owned by four Delaware business trusts (collectively referred to as the "AFG Trusts" or the "Trusts") that are engaged predominantly in the equipment leasing business. The AFG Trusts are consolidated affiliates of the Company.

Pursuant to a cash tender offer, MILPI acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI would merge into PLM, with PLM the surviving entity. Subsequent to December 31, 2001, MILPI completed its acquisition of the remaining 17% of the outstanding PLM common stock, at a purchase price of approximately $4.4 million. After a special meeting of the PLM stockholders, the merger was consummated on February 6, 2002. Concurrent with the completion of the merger, PLM ceased public trading. The operating results in MILPI are reflected in the accompanying consolidated financial statements from February 7, 2001 (date of acquisition) through December 31, 2001.

During the fourth quarter of 1999, the Company issued $19.586 million of promissory notes to acquire an 85% equity interest in Equis II Corporation ("Equis II"), a Massachusetts corporation having a controlling interest in the AFG Trusts. During the first quarter of 2000, the Company obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% equity interest of Equis II. On April 20, 2000, the Company issued 510,000 shares of common stock to purchase the remaining 15% equity interest in Equis II. The market value of the shares issued was approximately $2.4 million ($4.625 per common share) based upon the closing price of the Company's common stock on April 20, 2000.

In November 1999, the Company purchased certain equity interests, referred to as Special Beneficiary Interests, in the AFG Trusts. The Special Beneficiary Interests consist of an 8.25% non-voting interest in each of the trusts. The Company purchased the Special Beneficiary Interests for $9.7 million under the terms of a non-recourse purchase money note, payable over 10 years and bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the Special Beneficiary Interests.

On August 31, 1998, the Company acquired Ariston Corporation from Equis Financial Group Limited Partnership ("EFG") for $12.45 million, consisting of cash of $2 million and a purchase-money note of $10.45 million. Ariston owns limited partner and beneficiary interests in 16 entities that are primarily engaged in equipment leasing. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston.

(b)  Business  Activities.
     --------------------

GENERAL

The Company has no employees other than its two primary officers; however, an affiliate of the Company, EFG, serves as adviser to the AFG Trusts and PLM. EFG is a Massachusetts limited partnership controlled by the Company's Chairman and Chief Executive Officer, Gary D. Engle. EFG and its subsidiaries are engaged in various aspects of the equipment leasing business, including EFG's role as manager or adviser to several direct-participation equipment leasing programs in addition to the AFG Trusts and PLM. EFG arranges to broker or originate equipment leases, acts as remarketing agent and asset manager and provides leasing support services, such as billing, collecting, and asset tracking.

At December 31, 2001, the Company was actively engaged in two industry segments:
i) real estate ownership, development and management and ii) equipment leasing and management.

For accounting purposes, the Company considers affiliates to be persons and/or entities that directly, or indirectly through one or more intermediaries, control or are controlled by, or are under the common control with, the Company. All other entities are considered to be non-affiliates.

REAL  ESTATE

The Company owns equity interests in companies that are engaged in real estate leasing or development activities, as well as winter resorts. These interests consist of the following:

Rancho  Malibu
--------------

The Company owns approximately 270 acres of undeveloped land north of Malibu, California called Rancho Malibu. Prior to May 10, 2000, the Company had owned a 98.6% interest in the partnership, with the remaining 1.4% interest owned by an affiliate, Legend Properties, Inc. ("Legend"). On May 10, 2000, the Company purchased Legend's ownership interest for nominal consideration and a mutual general release. Approximately 40 acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. The Company is seeking a joint venture partner to participate in the project.

Land  and  Buildings
--------------------

The Company has ownership interests in two commercial properties, consisting of land and buildings, which are leased to a major university. The buildings are used in connection with the university's international education programs and include both classroom and dormitory space. One building is located in Washington, D.C. and the other is located in Sydney, Australia.

Resorts  -  EFG  Kirkwood  LLC
------------------------------

The Company owns 100% of the Class B membership interests of EFG Kirkwood LLC ("EFG Kirkwood"). The AFG Trusts collectively own 100% of the Class A membership interests of EFG Kirkwood. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resorts LLC ("Mountain Springs").

Mountain Resort, through four wholly-owned subsidiaries, owns and operates Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. Mountain Springs, through a wholly-owned subsidiary, owns a controlling interest in the Purgatory Ski Resort in Durango, Colorado.

Residential  Community  -  EFG/Kettle  Development  LLC
-------------------------------------------------------

The Company, through two of the AFG Trusts, owns EFG/Kettle Development LLC ("Kettle Valley"), a Delaware limited liability company. Kettle Valley was formed for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development project in Kelowna, British Columbia, Canada. The real estate development, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 270 acres of land under development. The development is zoned for 1,120 residential units in addition to commercial space. A subsidiary of the Company is the sole general partner of Kettle Valley Development Limited Partnership. An unaffiliated third party has retained the remaining 50.1% indirect ownership in the development.

The risks generally associated with real estate include, without limitation, the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, and other governmental rules.

The Company's involvement in real estate development also introduces financial risks, including the potential need to borrow funds to develop the real estate projects. While the Company's management presently does not foresee any unusual risks in this regard, it is possible that factors beyond the control of the Company, its affiliates and joint venture partners, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future. Alternatively, the Company could establish joint ventures with other parties to share participation in its development projects.

The ski resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely effect the profitability of a given resort. Many operators of ski resorts have greater financial resources and experience in the industry than either the Company or its partners.

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

One of the Company's commercial buildings is located in Sydney, Australia and, therefore, like Kettle Valley, is subject to the regulations of a foreign government. The Company's management believes these risks to be minimal. The Company is currently evaluating the marketability of its two commercial buildings, both of which are subject to lease agreements with a large, educational institution.

EQUIPMENT  LEASING  AND  MANAGEMENT

AFG  Investment  Trusts
-----------------------

The Company also has ownership interests in several limited partnerships and business trusts that are engaged primarily in the business of equipment leasing and management. The Company's largest equity stake consists of a Class B equity interest, representing approximately 62% of the voting interests, in the AFG Trusts, which were established by an affiliate between 1992 and 1995. The AFG Trusts are limited life entities that have scheduled dissolution dates ranging from December 31, 2003 to December 31, 2006. As of December 6, 2001, the managing trustee of Trusts A and B resolved to cause the disposal of their assets prior to the scheduled termination date for both Trusts A and B of December 31, 2003. Upon consummation of the sale of their assets, Trusts A and B will be dissolved and the proceeds will be applied and distributed in accordance with the terms of the Trusts' operating agreements.

The Company's investment in leased equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence, the credit quality of lessees, and potential defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Another risk is that the credit worthiness of a lessee may decline after lease commencement. In addition, the leasing industry is very competitive. Upon the expiration of each primary lease term, the managing trustee of the AFG Trusts (AFG ASIT Corporation, a wholly-owned subsidiary of the Company) must determine whether to sell or re-lease the equipment, depending on the economic advantages of each alternative. Each trust is subject to considerable competition when equipment is re-leased or sold. The AFG Trusts must compete with lease programs offered directly by manufacturers and other equipment leasing companies, including similarly organized and managed business trusts and limited partnerships that include affiliated partnerships and trusts that may seek to re-lease or sell equipment within their own portfolios to the same customers as the trusts. Many competitors have greater financial resources and more experience than the Company, the AFG Trusts, the managing trustee, and their adviser, EFG. In addition, default by a lessee under a lease agreement may cause equipment to be returned to the AFG Trusts at a time when the managing trustee or the adviser is unable to arrange the sale or re-lease of such equipment. This could result in the loss of potential lease revenues and weaken the AFG Trusts' ability to repay related indebtedness.

Over time, each of the AFG Trusts will begin to liquidate their portfolios of equipment. Similarly, the Managing Trustee will seek to liquidate any non-equipment investments as the AFG Trusts near their scheduled dissolution dates.

Revenue from major individual lessees which account for 10% or more of the Company's consolidated lease revenues during the years ended December 31, 2001 and 2000 is incorporated herein by reference to Note 5 to the financial statements included in Item 7. Refer to Item 13(b) for lease agreements filed with the Securities and Exchange Commission.

MILPI  Holdings,  LLC
---------------------

As discussed above, on December 22, 2000, a subsidiary of the Company, MILPI, entered into a definitive agreement with PLM, for the purpose of acquiring up to 100% of the outstanding common stock of PLM for an approximate purchase price of up to $27 million. MILPI is a wholly-owned subsidiary of MILPI Holdings, LLC, which is owned by the AFG Trusts. The AFG Trusts are consolidated subsidiaries of the Company.

Pursuant to the cash tender offer, MILPI acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. Subsequent to December 31, 2001, MILPI completed its acquisition of the remaining 17% of the outstanding PLM common stock, at a purchase price of approximately $4.4 million. After a special meeting of the PLM stockholders, MILPI merged into PLM on February 6, 2002. Concurrent with the completion of the merger, PLM ceased publicly trading.

PLM Financial Services, Inc. ("FSI"), a wholly-owned subsidiary of PLM, provides management services to investment programs, including a limited liability company, a limited partnership and private placement programs, which acquire and lease primarily used transportation and related equipment. FSI has entered into management agreements with these programs.

From 1986 through 1995, FSI offered the PLM Equipment Growth Fund investment series ("EGF Funds"). From 1995 through 1996, FSI offered the Professional Lease Management Income Fund I, a limited liability company ("Fund I") with a no front-end fee structure. The Fund I program and the EGF Funds are designed to invest primarily in used transportation and related equipment for lease in order to generate current operating cash flow for distribution to investors and for reinvestment into additional transportation and related equipment. An objective of the programs is to maximize the value of the equipment portfolio and provide cash distributions to investors by acquiring and managing equipment for the benefit of the investors.

Management fees are earned by FSI for managing the equipment portfolios and administering investor programs as provided for in the various agreements, and are recognized as revenue as they are earned. FSI is also entitled to reimbursement for providing certain administrative services.

With the termination of syndication activities in 1996, management fees, acquisition fees, lease negotiation fees, and debt placement fees from the older programs have decreased and are expected to continue to decrease as the programs liquidate their equipment portfolios.

As compensation for organizing a partnership investment program, PLM was granted an interest (between 1% and 5%) in the earnings and cash distributions of the program, in which FSI is the General Partner. PLM recognizes as partnership interests its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocations of the programs' gross income allowed under the respective partnership agreements.

PLM, on behalf of its affiliated investment programs, leases its transportation equipment primarily on mid-term operating leases and short-term rentals. Leases of aircraft are net operating leases. In net operating leases, expenses such as insurance, taxes, and maintenance are the responsibility of the lessees. The effect of entering into net operating leases is to reduce lease rates, compared to full-service lease rates for comparable lease terms. Railcar leases are full-services leases. Marine vessel leases may be either net operating leases or full-service leases. In both a full-service lease and a per diem rental, the lessor absorbs the maintenance costs, which allows PLM to insure proper maintenance of the equipment.

Lessees of the investment programs' equipment range from Fortune 1000 companies to small, privately held corporations and entities. All equipment acquisitions, equipment sales, and lease renewals relating to equipment having an original cost basis in excess of $1.0 million must be approved by a credit committee. Deposits, prepaid rents, corporate and personal guarantees, and letters of credit are utilized, when necessary, to provide credit support for lessees who do not satisfy the underwriting.

When marketing operating leases for transportation assets owned by the managed investment programs, PLM encounters considerable competition from lessors offering full payout leases on new equipment. In comparing lease terms for the same equipment, full payout leases provide longer lease periods and lower monthly rents than PLM offers. In comparison, the shorter length of operating leases provides lessees with flexibility in their equipment and capital commitments. PLM competes with transportation equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that FSI cannot offer such as specialized maintenance services (including possible substitution of equipment), warranty services, spare parts, training, and trade-in privileges. PLM competes with many transportation equipment lessors, including GE Capital Railcar Services, Inc., GATX, GE Capital Aviation Services, Inc., International Lease Finance Corporation, Union Tank Car Company, international banks, and certain limited partnerships.

The transportation industry, in which the majority of the equipment managed by PLM operates, is subject to substantial regulation by various federal, state, local, and foreign government authorities. It is not possible to predict the positive or negative effects of future regulatory changes in the transportation industry.

POTENTIAL  EFFECTS  OF  SEPTEMBER  11,  2001

The events of September 11, 2001 adversely affected market demand for both new and used commercial aircraft and weakened the financial position of several airlines. No direct damage occurred to any of the Company's assets as a result of these events and while it currently is not possible for the Company to determine the ultimate long-term economic consequences of these events to the AFG Trusts, PLM or to the Company, management expects that the resulting decline in air travel will suppress market prices for used aircraft in the short-term and could inhibit the viability of some airlines. In the event of a lease default by an aircraft lessee, the Company could experience material losses. At December 31, 2001, the AFG Trusts have collected substantially all rents owed to them from aircraft lessees. In addition, its membership interest in the two ski resorts could be aversely affected by potential declines in vacation travel resulting from the events of September 11, 2001. The Company is monitoring developments in the airline and resort industries and will continue to evaluate potential implications to the Company's financial position and future liquidity.

INVESTMENT  COMPANY  ACT  CONSIDERATIONS

The Investment Company Act of 1940 ("1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Company and its consolidated affiliates have active business operations in two industry segments: i) real estate ownership, development and management and
ii) equipment leasing and management. The Company and its consolidated affiliates do not intend to engage in investment activities in a manner or to an extent that would require the Company or any of its consolidated affiliates to register as an investment company under the 1940 Act. However, it is possible that the Company or one of its consolidated affiliates might unintentionally engage in an activity or activities that could be construed to fall within the scope of the 1940 Act. If the Company or any of its consolidated affiliates were determined to be an investment company, their businesses would be adversely affected. The managing trustee of the AFG Trusts has been engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the AFG Trusts may be an inadvertent investment company by virtue of their recent acquisition activities. The SEC staff informed the managing trustee of the AFG Trusts that it believes that AFG Investment Trust A and AFG Investment Trust B (collectively "Trusts A and B") may be unregistered investment companies within the meaning of the 1940 Act. Although the managing trustee of the AFG Trusts, after consulting with counsel, does not believe that Trusts A and B are unregistered investment companies, the managing trustee of
Trusts  A  and  B  has  agreed to liquidate their assets in order to resolve the matter with the staff. Accordingly, as of December 6, 2001, the managing trustee of Trusts A and B resolved to cause the disposal of their assets prior to the scheduled termination date for both Trusts A and B of December 31, 2003. Upon consummation of the sale of their assets, Trusts A and B will be dissolved and the proceeds applied and distributed in accordance with the terms of the Trusts' operating agreements. The managing trustee of the Trusts also does not believe that AFG Investment Trust C and AFG Investment Trust D (collectively "Trusts C and D") are unregistered investment companies under the 1940 Act. If necessary, the managing trustee intends for Trust C and Trust D to avoid being deemed to be investment companies by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.

SMALL  BUSINESS  ISSUER

The Company's consolidated financial statements contained in the 2001 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer is a company with annual revenues of less than $25 million and a public float of less than $25 million for two consecutive years. As a result of the Company's recent and pending acquisitions, it may not qualify as a Small Business Issuer in the future.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Rancho  Malibu
--------------

The Company owns approximately 270 acres of undeveloped land north of Malibu, California called Rancho Malibu. Prior to May 10, 2000, the Company had owned a 98.6% interest in the partnership, with the remaining 1.4% interest owned by an affiliate, Legend Properties, Inc. On May 10, 2000, the Company purchased Legend's ownership interest for nominal consideration and a mutual general release. Approximately 40 acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. The Company believes it has obtained all permits necessary to commence development of Rancho Malibu and is seeking a joint venture partner to participate in the project.

Land  and  Buildings
--------------------

The Company has ownership interests in two commercial properties, consisting of land and buildings, which are leased to a major university. The buildings are used in connection with the university's international education programs and include both classroom and dormitory space. One building is located in Washington, D.C. and the other is located in Sydney, Australia.

Resorts  -  EFG  Kirkwood  LLC
------------------------------

The  Company  directly  owns  100%  of  the  Class B membership interests of EFG
Kirkwood LLC ("EFG Kirkwood"). The AFG Trusts collectively own 100% of the Class A membership interests of EFG Kirkwood. EFG Kirkwood is a member in two joint ventures with unaffiliated parties, Mountain Resort and Mountain Springs.

 Mountain Resort, through four wholly-owned subsidiaries, owns and operates Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. Mountain Springs, through a wholly-owned subsidiary, owns a controlling interest in the Purgatory Ski Resort in Durango, Colorado.

Residential  Community  -  EFG/Kettle  Development  LLC
-------------------------------------------------------

The Company and two of the AFG Trusts own EFG/Kettle Development LLC ("Kettle Valley"), a Delaware limited liability company. Kettle Valley was formed for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development project in Kelowna, British Columbia, Canada. The real estate development, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 270 acres of land under development. The development is zoned for 1,120 residential units in addition to commercial space. A subsidiary of the Company is the sole general partner of Kettle Valley Development Limited Partnership. An unaffiliated third party has retained the remaining 50.1% indirect ownership in the development.

ITEM  3.   LEGAL  PROCEEDINGS

The Company or its consolidated affiliates have been involved in certain legal and administrative claims as either plaintiffs or defendants in connection with matters that generally are considered incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Company.

Two class action lawsuits which were filed against PLM and various of its wholly-owned subsidiaries in January 1997 in the United States District Court for the Southern District of Alabama, Southern Division (the court), Civil Action No. 97-0177-BH-C (the Koch action), and June 1997 in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action), were fully resolved during the fourth quarter 2001 as summarized below.

The named plaintiffs were individuals who invested in PLM Equipment Growth Fund IV ("Fund IV"), PLM Equipment Growth Fund V ("Fund V"), PLM Equipment Growth Fund VI ("Fund VI"), and PLM Equipment Growth & Income Fund VII ("Fund VII"), (collectively the "Partnerships"), each a California limited partnership for which FSI acts as the General Partner. The complaints asserted causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, conspiracy, unfair and deceptive practices and violations of state securities law. Plaintiffs alleged that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs asserted liability against defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs sought unspecified compensatory damages, as well as punitive damages.

In February 1999, the parties to the Koch and Romei actions agreed to monetary and equitable settlements of the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The court preliminarily approved the settlement in August 2000, and information regarding the settlement was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving the settlements. No appeal has been filed and the time for filing an appeal has run.

The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million, consisting of $0.3 million deposited by PLM and the remainder funded by an insurance policy. The final settlement amount of $4.9 million (of which PLM's share was approximately $0.3 million) was paid out in the fourth quarter of 2001 and was determined based upon the number of claims filed by class members, the amount of attorneys' fees awarded by the court to plaintiffs' attorneys, and the amount of the administrative costs incurred in connection with the settlement.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, except for Fund IV, (b) the extension (until December 31,
2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, except for Fund IV, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; except for Fund IV, (d) a one-time purchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit at September 30, 2000; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. Following a vote of limited partners resulting in less than 50% of the limited partners of each of Funds V, VI and VII voting against such amendments and after final approval of the settlement, each of such Fund's limited partnership agreement was amended to reflect these changes. During the fourth quarter of 2001, the respective Funds repurchased limited partnership units from those equitable class members who submitted timely requests for repurchase.


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company's Special Meeting of stockholders was held on November 27, 2001. At the Special Meeting the following proposals were approved:

1.     Election  of  Director:

                Number of Shares
                For               Against  Abstained
                ----------------  -------  ---------
James A. Coyne         1,491,667    6,472      4,887


2. Approval of Ernst & Young LLP as Independent Auditors for the year ended December 31, 2001:

         Number of Shares
         ----------------
For             1,491,667
Against             6,472
Abstain            12,296

PART  II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

(a)     Market  Information.
        -------------------

In April 2001, the Company received a letter from the Nasdaq Stock Market, Inc. wherein the staff determined that the Company had failed to meet certain minimum standards for continued listing on the Nasdaq SmallCap Market. The Company appealed this decision and requested an oral hearing before the Nasdaq Listing Qualifications Panel, which was held on June 28, 2001. On August 7, 2001, Nasdaq notified the Company of the panel's decision to de-list the Company's stock from the Nasdaq SmallCap Market effective at the opening of business on August 8, 2001. As a result of the foregoing, the Company's stock is traded on the OTC Bulletin Board, commonly referred to as the "over-the-counter" market. The Company's trading symbol on that exchange is "VSLF.OB." This change could have an adverse effect on the Company's share price and stockholders' liquidity.


QUARTER                SHARE  PRICE
ENDED                  2001     2000
-------               ------  -------
3/31     High         $3.750  $6.1875
         Low          $3.313  $5.3750

6/30     High         $ 3.50  $5.6250
         Low          $ 2.85  $4.3750

9/30     High         $ 3.00  $5.0000
         Low          $ 2.50  $4.3125

12/31    High         $ 2.40  $4.6250
         Low          $ 1.66  $3.8125


(b)  Approximate  Number  of  Security  Holders.
     ------------------------------------------

At March 1, 2002, there were 1,434 record holders of the Company's shares of common stock.

(c)  Dividends.
     ---------

The Company did not declare a dividend in 2001 or 2000 and the Company's management does not anticipate that dividends will be paid in the foreseeable future. The Company's purchases of Equis II Corporation, the Special Beneficiary Interests and Ariston Corporation were highly leveraged transactions which included non-recourse purchase-money notes and, therefore, substantially all of the cash flow generated by these investments in the near term will be used to retire corresponding acquisition indebtedness. In addition, the Company expects that its development of Rancho Malibu will require additional sources of capital. The extent of the Company's liquidity needs for Rancho Malibu will depend on the terms of any joint venture arrangement that the Company might establish in connection with this development. With consideration to the foregoing, the Company's ability to pay future dividends to its stockholders will depend on, among other things, the level of liquidity required to repay its current debt obligations and to manage its real estate development and general operating expenses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 annual report.

ITEM  7.        FINANCIAL  STATEMENTS

Incorporated herein by reference to the Company's consolidated financial statements included in the 2001 annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, the Company's accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

The  directors  and  executive  officers  of  the  Company  is  as  follows:

Walter E. Auch, Sr.     Director
Robert M. Ungerleider   Director
Joseph W. Bartlett      Director
Gary D. Engle           Chairman, Chief Executive Officer and Director
James A. Coyne          President, Chief Operating Officer and Director
Michael J. Butterfield  Chief Financial Officer and Treasurer


WALTER E. AUCH, SR., age 80 was, prior to retiring, the Chairman and Chief Executive officer of the Chicago Board Options Exchange. Previously, Mr. Auch was Executive Vice President, director and a member of the Executive Committee of Paine Webber. Mr. Auch is a director of Smith Barney Concert Series Funds, Smith Barney Trak Fund, The Brinson Partners Funds, the Nicholas Applegate Funds and Union Bank of Switzerland. He also is a trustee of Banyan Strategic Realty Trust, as well as a trustee of Hillsdale College and the Arizona Heart
Institute, and a former director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund).

ROBERT M. UNGERLEIDER, age 60, is of counsel to the law firm of Felcher Fox & Litner, in New York City. Mr. Ungerleider has founded, developed and sold a number of startup ventures, including Verifone Finance, an equipment leasing company, Smartpage, a paging service company, and Financial Risk Underwriting Agency, Inc., an insurance firm specializing in financial guarantee transactions. Previously, Mr. Ungerleider practiced real estate and corporate law in New York City for ten years and served as a director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund). He received his B.A. degree from Colgate University and his J. D. degree from Columbia University Law School.

JOSEPH W. BARTLETT, age 68, has been a partner in the law firm of Morrison & Foerster LLP since March 1996. From July 1991 until March 1996, Mr. Bartlett was a partner in the law firm of Mayer, Brown & Platt. He also is a director of Simon Worldwide Inc., which designs, manufactures and distributes custom-designed sports apparel and accessories and other products for promotional programs.

GARY D. ENGLE, age 53, has been Chairman and Chief Executive Officer of the Company since November 1997. Mr. Engle holds the following positions with affiliates and subsidiaries of the Company: Director, President and Chief Executive Officer of Equis Corporation, general partner of EFG; Director and President of AFG ASIT Corporation; President of AFG Realty Corporation; Chairman of the Board of PLM International, Inc.; Board of Managers of Echelon Development Holdings LLC. In addition to his positions in the Company, Mr. Engle also co-founded Cobb Partners Development, Inc., a real estate and mortgage banking company, where he was a principal from 1987 to 1989. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development organization owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. degree from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

JAMES A. COYNE, age 42, has been President and Chief Operating Officer of the Company since May 1997. Mr. Coyne holds the following positions with subsidiaries of the Company: Executive Vice President of Equis Corporation, the general partner of EFG; Senior Vice President of both AFG Realty Corporation and AFG ASIT Corporation, subsidiaries of EFG; Director, Vice President and Chief Financial Officer of PLM International, Inc.; equity member and manager of Echelon Residential Holdings LLC; President, Chief Executive Officer and Treasurer of Equis/Echelon Management Corporation, the Manager of Echelon Residential LLC which is wholly-owned by Echelon Residential Holdings LLC; member of the Board of Managers of Echelon Development Holdings LLC. In addition to his positions in the Company, Mr. Coyne has been an Executive Vice President of Equis Financial Group since 1994 where over the last five years he has had divers mergers and acquisition, equipment leasing and real estate experience.

MICHAEL J. BUTTERFIELD, age 42, has been Chief Financial Officer of the Company since June 2000 and Treasurer of the Company since November 1997. Mr. Butterfield is Executive Vice President, Chief Operating Officer, Treasurer and Clerk of the general partner of EFG and certain of its affiliates. He is Treasurer of AFG ASIT Corporation and Vice President, Finance and Clerk of Equis/Echelon Management Corporation, the manager of Echelon Residential LLC. Mr. Butterfield joined EFG in June 1992 and was appointed Vice President, Finance, and Treasurer in April 1996, Senior Vice President in July 1999 and Executive Vice President and Chief Operating Officer in June 2000. Prior to joining EFG, Mr. Butterfield was an audit manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London, England, prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. Mr. Butterfield holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

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

B.     EXECUTIVE  COMPENSATION

Compensation to Mr. Engle and Mr. Coyne for the years ended December 31, 2001, 2000, and 1999 is summarized below:

                                                                    Long-term Compensation
                                                                    ----------------------
                                  Annual Compensation (1)  Awards                   Payouts
                                  -----------------------  ------                   -------


                                                     Other                                   All
                                                     Annual   Restricted                     Other
Name and Principal                                   Compen-  Stock       Options   LTIP     Compen-
Position                   Year  Salary       Bonus  sation   Awards      SARs (#)  Payouts  Sation
-------------------------  ----  -----------  -----  -------  ----------  --------  -------  -------

Gary D. Engle, Chairman    2001  $120,000(2)  n/a    n/a      n/a         n/a       n/a      n/a
and Chief Executive        2000  $120,000(2)  n/a    n/a      n/a         n/a       n/a      n/a
Officer                    1999  $120,000(2)  n/a    n/a      n/a         n/a       n/a      n/a

James A. Coyne, President  2001  $120,000(2)  n/a    n/a      n/a         n/a       n/a      n/a
and Chief Operating        2000  $120,000(2)  n/a    n/a      n/a         n/a       n/a      n/a
Officer                    1999  $120,000(2)  n/a    n/a      n/a         n/a       n/a      n/a



(1) Total compensation for each of the next three highest paid executive officers did not exceed $100,000 in 2001, 2000 or 1999.
(2) Payment of these amounts for 1999 and 2000 have been made in the form of common stock. The shares issued are held in a rabbi trust for the benefit of the executive. In 2001, the Company accrued Mr. Engle and Mr. Coyne's annual compensation but did not issue any shares to the rabbi trust. Mr. Engle and Mr. Coyne waived the Company's requirement to fund the rabbi trust with shares of the Company's common stock. See discussion below.

Mr. Engle serves as Chairman and Chief Executive Officer of the Company pursuant to an executive employment agreement dated November 10, 1997. Mr. Coyne serves as President and Chief Operating Officer of the Company pursuant to an executive employment agreement dated May 1, 1997. The provisions of the two agreements
(hereafter  referred  to  as  the  "Compensation  Agreements")  are  identical.

Pursuant to the Compensation Agreements, the Company pays each executive a base salary of $120,000 per year, subject to adjustment by the Board of Directors. In addition, the executives are entitled to receive such incentive or performance cash bonuses as the Board of Directors may determine from time to time. Both Mr. Engle and Mr. Coyne have chosen to have their annual base salaries of $120,000 paid in the form of common stock pursuant to the terms of an Incentive Compensation Plan established for their benefit. Mr. Engle and Mr. Coyne waived the Company's requirement to fund the Plan for the year ended December 31, 2001 and as such, no shares were issued in fiscal 2001. The
Compensation Agreements also provide that the Company will defer, under the Incentive Compensation Plan, an incentive bonus equal to 6% of the Company's pre-tax profits for each fiscal year, excluding results attributable to the Company's Rancho Malibu property. With respect to the Rancho Malibu property, the Compensation Agreements provide that the Company will defer for the benefit of each executive an incentive bonus amount equal to 10% of the amounts that the Company realizes in excess of its carrying value for the property. Finally, the Company, acting through the compensation committee of the Board of Directors, may defer additional discretionary bonuses for the executives from time to time as the compensation committee shall determine. To date, no such incentive bonus amounts have been paid to or deferred on account of either executive.

 Incentive stock options issued to Mr. Engle and Mr. Coyne, representing options to purchase 40,000 shares of the Company's common stock at an exercise price of $9.25 per share that were granted to each executive on December 30, 1997, were cancelled in 1999 in connection with the Company's acquisition of Equis II Corporation.

As discussed above, pursuant to the Compensation Agreements, the base salaries of Mr. Engle and Mr. Coyne are generally paid in the form of common stock. Mr. Engle and Mr. Coyne waived the Company's requirement to fund the Plan for the year ended December 31, 2001 and as such, no shares were issued in fiscal 2001. As of December 31, 2001, the Company had issued 82,140 and 82,139 shares of common stock to Mr. Engle and Mr. Coyne, respectively, for such compensation. The shares are held in a rabbi trust established by the Company for the benefit of each executive. Beginning in 1998, the number of shares of common stock held for the account of each executive is determined by dividing the dollar amount of salary deferred each month, by the average of the closing prices of the Company's shares for the last ten trading days of the month. For fiscal 1997, the number of shares of common stock held for the account of each executive was determined by dividing the dollar amount of the salary deferred by the closing price of a share of the Company's common stock on December 30, 1997, the effective date of the Incentive Compensation Plan. Common stock issued to an executive in lieu of salary is not subject to forfeiture. However, shares or other amounts deferred in consideration of an executive's bonuses are forfeited upon the Company's termination of the executive for cause under the Compensation Agreements. All shares or other amounts forfeited are returned to the Company.

Following an initial term that ended on December 31, 2000, the Compensation Agreements automatically renew each year for additional one-year terms unless either party gives written notice to the other not less than 30 days prior to the end of the renewal term that the party does not wish to renew his contract. The Company may terminate the Compensation Agreements for cause, and the executives may terminate their respective agreements at any time upon 60 days'
prior  written  notice.   In  addition,  the  executives  may  terminate  their
agreements within 60 days of a change-in-control, and, in that event, the Company must continue the executive's salary and fringe benefits under a separate agreement, the Incentive Compensation Plan, for a period of 18 months. For purposes of the Compensation Agreements, "change-in-control" means an occurrence whereby (i) any person, partnership, corporation, entity or group (as that term is used in the Securities Exchange Act of 1934), in any single transaction or series of related transactions, directly or indirectly acquires beneficial ownership of more than 50% of the Company's voting securities or substantially all of the Company's assets, or (ii) individuals who were members of the Board of Directors immediately prior to a meeting of stockholders involving a contest for the election of directors do not constitute a majority of the board following such election or (iii) the executive fails to be elected or re-elected to the board, unless the executive was not nominated with his consent. If the Company terminates an executive or the Company elects not to renew an executive's Compensation Agreement within 24 months following a change-in-control, the Company must pay to the executive in a lump sum an amount equal to the greater of (i) three times the base salary paid to the executive in the 36 months preceding the change-in-control and (ii) the base salary due to be paid the executive through the end of the renewal term of his agreement. If the Company terminates the employment of an executive without cause, all payments under his Compensation Agreement continue through the end of the then renewal term. If the Company elects not to renew an executive's Compensation Agreement at the end of any renewal term, the executive will receive a termination settlement equal to 12 months' salary and will continue to receive insurance benefits for 12 months, unless such non-renewal occurs within 24 months following a change-in-control, in which case, the executive will receive the benefits prescribed for a change-in-control event.

 If Mr. Engle ceases to be Chief Executive Officer and a director of the Company or if Mr. Coyne ceases to be President and a director of the Company, except if either executive resigns voluntarily or is terminated for cause, the notes issued by the Company for the purchase of Equis II Corporation, having a principal balance of $13,002,000 at December 31, 2001, will become immediately due and payable.

EXECUTIVE  AND  DIRECTOR  STOCK  OPTION  PLAN.

No stock options were granted or exercised under the Company's 1994 Executive and Director Stock Option Plan by executive officers in 2001 and 2000. During 1999, in connection with the acquisition of Equis II, Mr. Engle and Mr. Coyne forfeited and the Company cancelled, the options that each of them held to purchase 40,000 shares of common stock of the Company at an exercise price of $9.25 per share. Currently, no executive officer holds any stock options.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information regarding beneficial owners of common stock as of March 1, 2002 by: (i) each person or entity who is known by the Company to own more than five percent of the common stock (together with such person's address); (ii) each director and each executive officer of the Company named in the executive compensation table; and (iii) all current directors and officers as a group. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares of common stock that are not outstanding but may be acquired by that person or entity upon exercise of all options and warrants exercisable by that person or entity within 60 days of March 1, 2002. However, such shares of common stock are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person or entity. Mr. Butterfield does not own any shares of common stock of the Company.


NAME OF PERSON OR ENTITY                     NUMBER OF SHARES   PERCENT OF TOTAL SHARES
-------------------------------------------  -----------------  ------------------------

AFG Hato Arrow Limited Partnership                 198,700 (1)                      9.6%
AFG Dove Arrow Limited Partnership
AIP/Larkfield Limited Partnership
c/o Equis Corporation
88 Broad Street
Boston, Massachusetts 02110

Gary D. Engle, Chairman, Chief Executive           763,794 (2)                     35.4%
Officer and Director
c/o Equis Corporation
200 Nyala Farms
Westport, Connecticut 06880

James A. Coyne, President, Chief Operating         366,747 (3)                     17.6%
Officer and Director
c/o Equis Corporation
200 Nyala Farms
Westport, Connecticut 06880

Joseph W. Bartlett, Director                         5,000 (4)            - Less than 1%

Robert M. Ungerleider, Director                      5,600 (4)            - Less than 1%

Walter E. Auch, Sr., Director                        6,100 (4)            - Less than 1%

All Directors and Officers of the Company,          1,120,241                      53.9%
as a group (6 persons)


(1) Based upon reports filed with the Securities and Exchange Commission by certain affiliates of EFG pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, indicating ownership of 5% or more of the Company's outstanding common stock. At March 1, 2002: (i) AFG Hato Arrow Limited Partnership owns 63,544 shares, amounting to 3.1% of the outstanding common stock; (ii) AFG Dove Arrow Limited Partnership owns 61,673 shares, amounting to 3.0% of the outstanding common stock; and (iii) AIP/Larkfield Limited Partnership owns 73,483 shares, amounting to 3.5% of the outstanding common stock. Gary D. Engle, Chairman, Chief Executive Officer and a director of the Company, has effective control over the operation of each of these limited partnerships.

(2) Includes 1,100 shares owned directly, 454,854 shares owned by a family corporation over which he has control, and 82,140 shares owned by the trustee of a rabbi trust for the benefit of Mr. Engle over which Mr. Engle has voting control. The shares held by such trustee represent salary deferred by Mr. Engle pursuant to the Company's Incentive Compensation Plan. Because Mr. Engle has effective control over AFG Hato Arrow Limited Partnership, AFG Dove Arrow Limited Partnership and AIP/Larkfield Limited Partnership, he also is deemed to beneficially own the 198,700 shares owned by those partnerships.

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

(4) Includes 5,000 shares underlying currently exercisable options granted under the Company's 1994 Executive and Director Stock Option Plan.

The Company is not aware of any other person who, alone or as part of a group, beneficially owns more than 5% percent of the outstanding shares of the Company's common stock at March 1, 2002. The Company is not aware of any arrangement that may at a subsequent date result in a change of control of the Company. In order to preserve the benefits of the Company's existing net operating loss carryforwards, the Restated Bylaws of the Company include a provision that prohibits any person from acquiring more than 4.9% of the outstanding shares of common stock of the Company.

See Item 10, Executive Compensation, for information on Stock Options of the Company held by officers and directors pursuant to the 1994 Executive and Director Stock Option Plan and for information on shares held in a rabbi trust for the benefit of certain officers pursuant to the Company's Incentive Compensation Plan.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance
------------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of common stock and other equity securities of the Company with the SEC and the National Association of Securities Dealers, Inc. Based on the Company's records and other information, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with during 2001 and 2000, except that Gary D. Engle inadvertently filed a late report with respect to three transactions that occurred in December 2000 and Mr. Engle and James A. Coyne each inadvertently filed a late report with respect to monthly acquisitions in 2000 by a rabbi trust for their benefit.

ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Administrative  Services
------------------------

A number of the Company's administrative functions are performed by EFG, pursuant to the terms of a services agreement dated May 7, 1997. EFG is controlled by Gary D. Engle, the Company's Chairman and Chief Executive Officer. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses for which EFG is reimbursed at actual cost. The Company incurred total administrative costs of $167,614 and $153,474 during the years ended December 31, 2001 and 2000, respectively.

EFG also provides asset management and other services to the AFG Trusts and is compensated for those services based upon the nature of the underlying transactions. For equipment reinvestment acquisition services, EFG is paid an acquisition fee equal to 1% of base purchase price. For management services, EFG is paid a management fee equal to 5% of lease revenues earned from operating leases and 2% of lease revenues earned from full-payout leases. Fees and other costs paid to affiliates during the years ended December 31, 2001 and 2000 are as follows:


                                       2001        2000
                                 ----------  ----------
Acquisition fees                 $       --  $   39,210
Equipment management fees           992,318     800,172
Administrative charges              582,401     662,087
Reimbursable operating expenses
 due to third parties             2,845,853   1,436,349
                                 ----------  ----------

Total                            $4,420,572  $2,937,818
                                 ==========  ==========


Acquisition  fees  are  capitalized  to  the  cost  of  the  equipment acquired.

The AFG Trusts are limited-life entities having the following scheduled dissolution dates:

AFG  Investment  Trust  A  -  December  31,  2003  (*)
AFG  Investment  Trust  B  -  December  31,  2003  (*)
AFG  Investment  Trust  C  -  December  31,  2004
AFG  Investment  Trust  D  -  December  21,  2006

(*) In December 2001, each of the Trusts filed a Current Report on Form 8-K with the SEC, stating that the managing trustee of the Trusts had resolved to cause the Trust to dispose of its assets prior to December 31, 2003. Upon consummation of the sale of its assets, the Trusts will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of the Trusts' operating agreements.

Acquisition  of  Equis  II  Corporation  and  Related  Financing
----------------------------------------------------------------

During the fourth quarter of 1999, the Company issued $19.586 million of promissory notes to acquire an 85% equity interest in Equis II Corporation, a Massachusetts corporation having a controlling interest in the AFG Trusts. The trusts were organized between 1992 and 1995 by the predecessor of EFG. During the first quarter of 2000, the Company obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% equity interest of Equis II. On April 20, 2000, the Company issued 510,000 shares of common stock to purchase the remaining 15% equity interest in Equis II. The market value of the shares issued was approximately $2.4 million ($4.625 per common share) based upon the closing price of the Company's common stock on April 20, 2000.

Prior to the Company's acquisition of Equis II Corporation, Equis II was owned by Mr. Engle, certain trusts established for the benefit of Mr. Engle's children, and by James A. Coyne, the Company's President and Chief Operating Officer. Equis II commenced operations on July 17, 1997. The Company owns, through its ownership of Equis II, Class B interests in each of the AFG Trusts:
AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests). Through its ownership of the Class B interests, Equis II controls approximately 62% of the voting interests in each of the trusts. However, on certain voting matters, principally those involving transactions with related parties, Equis II is obligated to vote its Class B interests consistent with the majority of unaffiliated investors. In addition to the Class B interests, Equis II owns AFG ASIT Corporation, the managing trustee of the AFG Trusts. AFG ASIT Corporation has a 1% interest in the AFG Trusts and, as managing trustee, has significant influence over their operations.

The $19.586 million of promissory notes issued by the Company to acquire Equis II Corporation is divided into two groups of notes. The first group totals $14.6 million and matures on October 31, 2005. These notes bear interest at a face rate of 7% annually, but provide for quarterly interest payments based upon a pay-rate of 3%. The remaining portion, or 4%, is deferred until the maturity date. The Company paid principal and interest of approximately $1.59 million and $99,600, respectively, by issuing 326,462 shares of common stock on November 3, 2000, as permitted by authorization of the Company's shareholders obtained on November 2, 2000. The next installment on the notes was scheduled for January 2002. In December 2001, the notes were amended. The annual maturities of the notes are scheduled to be paid as follows:

2002        $ 4,000,000
2003          6,002,000
2004                 --
2005          3,000,000
            -----------
     Total  $13,002,000
            ===========


The second group of promissory notes issued by the Company to acquire Equis II total $4.986 million and have payment terms identical to certain debt obligations of Mr. Engle and Mr. Coyne to the Company by virtue of the acquisition of Equis II and Ariston Corporation. At the time of the Company's initial 85% investment in Equis II, Mr. Engle and Mr. Coyne had debt obligations to (i) Equis II Corporation totaling approximately $1.9 million and (ii) a subsidiary of Ariston, ONC totaling approximately $3.1 million. As a result of the Equis II transaction, the Company became the beneficiary on notes due from Mr. Engle and Mr. Coyne and the obligor on new notes, having identical terms and for equal amounts, due to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, and to Mr. Coyne. On January 26, 2000, Mr. Engle and Mr. Coyne made principal and interest payments of approximately $2.1 million to ONC in partial repayment of their respective obligations. On the same date, the Company made principal and interest payments to Mr. Engle (and certain family trusts/corporation) and to Mr. Coyne totaling approximately $2.1 million in partial repayment of the Company's obligations to them. The Company intends to make future payments with respect to these notes using the proceeds from payments made by Mr. Engle and Mr. Coyne to Equis II and ONC. The terms of the notes provide that the Company will be relieved of its obligations to make payments during the period of any default by either Mr. Engle or Mr. Coyne in remitting payments with respect to their obligations to Equis II or ONC.

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

As a result of the termination of the voting trust in November 2000 and due to the control position of Mr. Engle over the Company and Equis II Corporation, the Company obtained full ownership and control of Equis II and control of four Delaware business trusts. As such, the acquisition of Equis II has been accounted for as a combination of businesses under common control, similar to a pooling of interests. Accordingly, the Company's consolidated financial statements as of December 31, 2001 and 2000 and for the years then ended include the consolidated financial statements of Equis II Corporation.

Special  Beneficiary  Interests
-------------------------------

In November 1999, the Company purchased from an affiliate certain equity interests in the AFG Trusts, referred to as Special Beneficiary Interests. The Special Beneficiary Interests were purchased from EFG, an affiliate, and consist of an 8.25% non-voting interest in each of the trusts. The Company purchased the interests for approximately $9.7 million under the terms of a non-recourse note, payable over 10 years and bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the Special Beneficiary Interests. To date, the Company has received cash distributions of approximately $3.2 million from the Special Beneficiary Interests and has paid EFG, an affiliate, an equal amount consisting of principal and accrued interest. At December 31, 2001 and 2000, the non-recourse note payable had an outstanding principal balance of approximately $6.63 million. The Special Beneficiary Interests have been eliminated in consolidation.

Due  From  Affiliates
---------------------

Amounts  due  from  affiliates  are  summarized  below:

                                                                  2001        2000
                                                               ----------  ----------

Loan obligations due from Mr. Engle and Mr. Coyne              $2,937,205  $2,937,205
Interest receivable on loan obligations due from
  Mr. Engle and Mr. Coyne                                         518,766     257,029
Rents receivable from EFG escrow  (1)                             217,527   1,007,073

Management fees receivable from PLM Equipment   Growth Funds      951,000          --
                                                               ----------  ----------

Total                                                          $4,624,498  $4,201,307
                                                               ==========  ==========


(1) All rents and proceeds from the sale of equipment by the AFG Trusts are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis.

Indebtedness  and  Other  Obligations  to  Affiliates
-----------------------------------------------------

A summary of the Company's indebtedness and other obligations to affiliates appears below.


                                                      2001         2000
                                                  -----------  -----------

Principal balance of indebtedness to affiliates   $34,949,392  $34,949,392
Accrued interest due to affiliates                  3,789,586    1,457,597
Other  (1)                                            669,071      202,579
                                                  -----------  -----------

Total                                             $39,408,049  $36,609,568
                                                  ===========  ===========


(1) Consists primarily of amounts due to EFG for administrative services and operating expenses.

Principal  Balance  of  Indebtedness  to  Affiliates
----------------------------------------------------

The  principal  balance  of the Company's indebtedness to affiliates at December


                                                                                         DUE WITHIN
                                                                                         ONE YEAR OR
                                                                         BALANCE AT      ON DEMAND AS OF   BALANCE AT
                                                                         DECEMBER  31,   DECEMBER 31,      DECEMBER  31,
                                                                             2001              2001            2000
                                                                         --------------  ----------------  --------------
Notes payable to Mr. Engle, or family trusts/corporation controlled by
 Mr. Engle, resulting from the purchase of Equis II
  Corporation, 7% annual interest; maturing in 2005.  (1) (3)            $    8,624,660  $      2,653,334  $    8,624,660
Note payable to Mr. Coyne resulting from purchase of
  Equis II Corporation; 7% annual interest; maturing in 2005.  (1) (3)        4,377,340         1,346,666       4,377,340
                                                                         --------------  ----------------  --------------

Sub-total                                                                $   13,002,000  $      4,000,000  $   13,002,000
                                                                         --------------  ----------------  --------------
Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II
  Corporation; 11.5% annual interest; due on demand. (1) (2)                    687,349           687,349         687,349
Note payable to Mr. Coyne resulting from purchase of
  Equis II Corporation; 11.5% annual interest;  due on demand.  (1) (2)         348,856           348,856         348,856
                                                                         --------------  ----------------  --------------

Sub-total                                                                $    1,036,205  $      1,036,205  $    1,036,205
                                                                         --------------  ----------------  --------------
Notes payable to Mr. Engle, or family trusts/corporation controlled by
  Mr. Engle, resulting from purchase of Equis II Corporation,
  7.5% annual interest; maturing on Aug. 8, 2007.  (1) (2)                    1,260,997                --       1,260,997
Note payable to Mr. Coyne resulting from purchase of
  Equis II Corporation; 7.5% annual interest; maturing on
  Aug. 8, 2007.  (1) (2)                                                        640,003                --         640,003
                                                                         --------------  ----------------  --------------

Sub-total                                                                $    1,901,000  $             --  $    1,901,000
                                                                         --------------  ----------------  --------------
Note payable to EFG for purchase of Ariston Corporation;
  7% annual interest; maturing on Aug. 31, 2003.                         $    8,418,496                --  $    8,418,496
Non-recourse note payable to EFG for purchase of Special Beneficiary
  Interests; 7% annual interest; maturing on Nov. 18, 2009.              $    6,634,544                --  $    6,634,544
Notes payable to affiliates for 1997 asset purchase;
  10% annual interest; maturing on Apr. 1, 2003.  (4)                    $    3,957,147                --  $    3,957,147
                                                                         --------------  ----------------  --------------

Total                                                                    $   34,949,392  $      5,036,205  $   34,949,392
                                                                         ==============  ================  ==============

31,  2001  and  2000  consists  of  the  obligations  listed  below.


(1) The promissory notes issued to the former Equis II stockholders are general obligations of the Company secured by a pledge to the former Equis II stockholders of the shares of Equis II owned by the Company.
(2) These amounts are equal in aggregate to debt obligations of Mr. Engle and Mr. Coyne to Equis II Corporation and ONC included in amounts due from affiliates on the consolidated balance sheets included in Item 7.
(3) The notes to Mr. Engle (and related family trusts/corporation) become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a Director of the Company, except if he resigns voluntarily or is terminated for cause. Similarly, the notes to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a Director of the Company, except if he resigns voluntarily or is terminated for cause.
(4) In 1997, the Company borrowed $4,419,500 from certain affiliates controlled by Mr. Engle, including $462,354 from AFG Investment Trust A, a subsidiary. During each of the years ended December 31, 2001 and 2000, the Company incurred total interest expense of $441,950 in connection with this indebtedness. The obligation to AFG Investment Trust A of $462,354 and related annual interest expense of $46,235 has been eliminated in consolidation as of December 31, 2001 and 2000.

Common  Stock  Owned  by  Affiliates
------------------------------------

In connection with a transaction in 1997, the Company issued 198,700 shares of common stock to certain affiliates controlled by Mr. Engle, including 20,969 shares that are owned indirectly by AFG Investment Trust A. The shares so owned by AFG Investment Trust A have been eliminated in consolidation.

Guarantee  of  Affiliate's  Lease  Obligations
----------------------------------------------

On March 8, 2000, the AFG Trusts became guarantors of the lease payment obligations of Echelon Commercial LLC under a certain master lease agreement. Echelon Commercial LLC is an affiliate of the Company and the AFG Trusts and is controlled by Gary D. Engle. As of December 31, 2001, the AFG Trusts have no further obligations under the guarantee agreement. (See Note 13).

Ownership  Interests  in  Affiliated  Companies
-----------------------------------------------

The  Company  has  equity  interests  in  the  following  affiliates:

                                                  2001        2000
                                           -----------  ----------

Equity Interests in Partnerships           $ 3,373,933  $2,934,186
Equity Interest in Equipment Growth Funds   20,947,928          --
                                           -----------  ----------

Total                                      $24,321,861  $2,934,186
                                           ===========  ==========


Equity  Interests  in  Partnerships
-----------------------------------

In 1998, the Company acquired Ariston Corporation which had an ownership interest in 12 limited partnerships engaged primarily in the equipment leasing business. In addition to the partnership investments, Ariston has an investment in each of the four AFG Trusts which is eliminated in consolidation. Ariston's percentage ownership for each investment varies from less than 1% to 16%. The partnerships are owned by EFG, an affiliated entity controlled by Mr. Engle. Total equity income recognized was approximately $440,000 during 2001.

Equity  Interests  in  Equipment  Growth  Funds
-----------------------------------------------

As compensation for organizing various partnership investment programs, PLM was granted an interest (between 1% and 5%) in the earnings and cash distributions of the individual programs, in which FSI, a wholly-owned subsidiary of PLM, is the General Partner. PLM records as a partnership interest its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocations of the program's gross income allowed under the respective partnership agreements.

FSI is the manager of 10 investment programs ("EGF Programs"). Distributions of the programs are allocated as follows: 99% to the limited partners and 1% to the General Partner in PLM Equipment Growth Fund (EGF) I and PLM Passive Income Investors 1988-II; 95% to the limited partners and 5% to the General Partner in EGF's II, III, IV, V, VI, and PLM Equipment Growth & Income Fund VII (EGF VII); and 85% to the members and 15% to the manager in Fund I. PLM's interest in the cash distributions of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. Net income is allocated to the General Partner subject to certain allocation provisions. FSI also receives a management fee on a per railcar basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" over $750 per car per quarter from Covered Hopper Program 1979-1.

Most of the investment program agreements contain provisions for special allocations of the EGF Programs' gross income. The Company's total equity income for the period February 7, 2001 (date of purchase by MILPI) through December 31, 2001 was approximately $1.7 million.

While none of the partners or members, including the General Partner and manager, are liable for program borrowings, and while the General Partner or manager maintains insurance against liability for bodily injury, death, and property damage for which an investment program may be liable, the General Partner or manager may be contingently liable for nondebt claims against the program that exceed asset values.

Summarized  Financial  Information  for  Equity  Interests  in  Partnerships and
--------------------------------------------------------------------------------
Equipment  Growth  Funds
------------------------

The summarized combined financial information for the Company's Equity Interests in Partnerships and Equipment Growth Funds as of and for the years ended December 31, 2001 and 2000 is as follows. The equity interest in the Equipment Growth Funds as of and for the period February 7, 2001 (date of inception) through December 31, 2001 is as follows (in thousands of dollars):


                     2001     2000
                   --------  -------

Total Assets       $265,526  $40,312
                   --------  -------
Total Liabilities    77,449    9,973
                   --------  -------
Partners' Equity   $188,077  $30,339
                   ========  =======

Total Revenues     $ 96,712  $ 6,797
Total Expenses       80,376    6,416
                   --------  -------
Net Income         $ 16,336  $   381
                   ========  =======





FSI is entitled to reimbursement from the equipment growth funds for providing certain administrative services.

The Company and its subsidiaries review the carrying value of its equity investments whenever circumstances indicate that the carrying value may not be recoverable. If projected undiscounted future cash flows are lower than the carrying value of its equity interest in affiliates, a loss on revaluation is recorded. During the year ended December 31, 2001, the Company recorded an impairment of $511,000 on its equity interest in affiliates due to a change in market conditions, primarily in the airline industry, after the events of September 11, 2001.



ITEM  13.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

A  list  of  exhibits  filed  or  incorporated  by  reference  is  as  follows:

2.1 Agreement and Plan of Merger dated December 22, 2000 between MILPI Acquisition Corp. and PLM International, Inc. (filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant's Report on Form 8-K dated December 22, 2000 is incorporated herein by reference).

2.2 Operating Agreement of MILPI Holdings, LLC dated as of December 13, 2000 by and among the persons identified on Schedule A thereto was filed in the Registrant's Amendment No. 1 as Schedule TO dated January 29, 2001 ("Schedule TO/A No. 1") as Exhibit (b)(1) and is incorporated herein by reference.

2. 3 Subscription Agreement dated as of December 15, 2000 by and among MILPI Holdings, LLC and MILPI Acquisition Corp. was filed in the Registrant's Schedule TO/A No. 1 as Exhibit (b)(2) and is incorporated herein by reference.

2. 4 Escrow Agreement dated December 22, 2000 by and among MILPI Acquisition Corp., PLM International, Inc. and Bank of San Francisco, as escrow agent (filed with the Securities and Exchange Commission as Exhibit 99.1 to the Registrant's Report on Form 8-K dated December 22, 2000 is incorporated herein by reference).

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

10.16 Lease agreement with Scandinavian Airlines System (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 is incorporated herein by reference).

10.17 Promissory Note and Security Agreement between the Registrant and Equis Financial Group Limited Partnership dated August 31, 1998 regarding purchase of Ariston Corporation (filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 is incorporated herein by reference)

10.18 Malibu Incentive Bonus Agreement (filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 is incorporated herein by reference)

13     The  Company's  Annual Report to Stockholders for the year ended December
31,  2001.

21     Subsidiaries  of  the  Company

23     Consent  of  Independent Certified  Public  Accountants

99.1 Consolidated Financial Statements for MILPI Holdings, LLC and Subsidiary as of December 31, 2001 and for the period February 7, 2001 (Date of Inception) through December 31, 2001 and Independent Auditors' Report.

(b)     Reports  on  Form  8-K

No  reports  on  Form 8-K were filed during the quarter ended December 31, 2001.

An annual report will be sent to the stockholders subsequent to this filing and the Company will furnish copies of such report to the Commission at that time.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMELE  GROUP  INC.


By:     /s/Gary  D.  Engle
     Gary  D.  Engle,  Chairman,  Chief  Executive
     Officer  and  Director

Date:  April  16,  2002

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     /s/Gary  D.  Engle
     Gary  D.  Engle,  Chairman,  Chief  Executive
     Officer  and  Director

Date:  April  16,  2002

By:     /s/James  A.  Coyne
     James  A.  Coyne,  President,  Chief
     Operating  Officer  and  Director

Date:  April  16,  2002

By:     /s/Michael  J.  Butterfield
     Michael  J.  Butterfield,  Treasurer  and
     Chief  Financial  Officer

Date:  April  16,  2002

By:     /s/Walter  E.  Auch
     Walter  E.  Auch,  Sr.,  Director

Date:  April  16,  2002

By:     /s/Robert  M.  Ungerleider
     Robert  M.  Ungerleider,  Director

Date:  April  16,  2002

By:     /s/Joseph  W.  Bartlett
     Joseph  W.  Bartlett,  Director

Date:  April  16,  2002