Form 10QSB
period 2002-03-31
SEMELE GROUP INC
filed 2002-05-20
CIK 812914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB



[  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  March  31,  2002

     OR

[   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  transition  period  from             to            .


     Commission  File  Number  0-16886


     SEMELE  GROUP  INC.
     -------------------
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


Shares  of  common  stock  outstanding  as  of  May  15,  2002:  2,078,718


Transitional  Small  Business  Disclosure  Format:  YES.  NO  X.
                                                            ---

                                SEMELE GROUP INC.

                                   FORM 10-QSB

                                      INDEX




                                                                                  Page
                                                                                  ----

PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements

  Consolidated balance sheets at March 31, 2002 and December 31, 2001                3

  Consolidated statements of operations for the three months
  ended March 31, 2002 and 2001                                                      4

  Consolidated statement of stockholders' capital (deficit) for the three months
   ended  March 31, 2002                                                             5

  Consolidated statements of cash flows for the three months
  ended March 31, 2002 and 2001                                                      6

  Notes to the Consolidated Financial Statements                                     7


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   20


PART II.  OTHER INFORMATION:

Items 1 - 6                                                                         30

Signatures                                                                          31

------



PART  I  -  FINANCIAL  INFORMATION
----------------------------------
ITEM  1.  FINANCIAL  STATEMENTS
          ---------------------
                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)


                                                                            March 31,      December 31,
                                                                               2002            2001
                                                                          --------------  --------------
ASSETS
Cash and cash equivalents                                                 $  15,437,368   $  19,953,899
Restricted cash                                                                 453,547         452,370
Rents and other receivables                                                   1,518,555       1,183,127
Due from affiliates                                                           4,815,435       4,624,498
Equipment held for lease, net of accumulated depreciation
  of $64,023,262 and $62,491,363 at March 31, 2002 and
  December 31, 2001, respectively                                            50,942,473      53,385,432
Real estate held for development and sale                                    11,745,858      11,279,856
Land                                                                          1,929,000       1,929,000
Buildings, net of accumulated depreciation of $1,973,554 and $1,884,896
  at March 31, 2002 and December 31, 2001, respectively                       9,959,443      10,048,101
Interest in affiliated companies                                             24,176,161      24,321,861
Interest in non-affiliated companies                                         19,260,956      16,471,490
Other assets                                                                  4,086,668       3,648,170
Goodwill, net of accumulated amortization of $764,762 at
   March 31, 2002 and December 31, 2001                                       7,894,349       4,590,299
                                                                          --------------  --------------
      Total assets                                                        $ 152,219,813   $ 151,888,103
                                                                          ==============  ==============

LIABILITIES
Accounts payable and accrued expenses                                     $   8,963,357   $   8,811,499
Deferred rental income                                                          565,423         583,535
Other liabilities                                                             3,154,507       3,154,507
Indebtedness                                                                 51,199,131      52,918,296
Indebtedness and other obligations to affiliates                             39,736,152      39,408,049
Deferred income taxes                                                        11,750,096       9,751,000
                                                                          --------------  --------------
     Total liabilities                                                      115,368,666     114,626,886
                                                                          --------------  --------------
Minority interests                                                           54,018,616      55,408,679
                                                                          --------------  --------------
Commitments and contingencies

STOCKHOLDERS' CAPITAL (DEFICIT)
Common stock, $0.10 par value; 5,000,000 shares authorized;
  2,916,647 shares issued at March 31, 2002 and December 31, 2001               291,665         291,665
Additional paid in capital                                                  144,680,487     144,680,487
Accumulated deficit                                                        (147,906,615)   (148,886,608)
Deferred compensation, 164,279 shares at March 31, 2002
  and December 31, 2001                                                        (816,767)       (816,767)
Treasury stock at cost, 837,929 shares at March 31, 2002
   and December 31, 2001                                                    (13,416,239)    (13,416,239)
                                                                          --------------  --------------
     Total stockholders' deficit                                            (17,167,469)    (18,147,462)
                                                                          --------------  --------------

     Total liabilities, minority interests and stockholders' deficit      $ 152,219,813   $ 151,888,103
                                                                          ==============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                 2002        2001
REVENUES
Lease revenue                                                 $3,284,027  $3,692,949
Management fee income- affiliates                              1,265,800   1,218,334
Interest and investment income                                   132,317     286,412
Interest income - affiliates                                      51,266      65,435
Gain on sale of equipment, net                                    83,757     599,012
Equity income in affiliated companies                             31,399     157,474
Equity income in non-affiliated companies                      2,789,465   3,546,599
Other income                                                     295,644     272,423
                                                              ----------  ----------
  Total revenues                                               7,933,675   9,838,638
                                                              ----------  ----------

EXPENSES

Depreciation and amortization expense                          2,320,360   2,666,419
Interest on indebtedness                                         742,001   1,308,364
Interest on indebtedness and other obligations- affiliates       472,477     437,572
General and administrative expenses                            1,114,029   1,956,521
Fees and expenses- affiliates                                    467,951   1,386,596
                                                              ----------  ----------
  Total expenses                                               5,116,818   7,755,472
                                                              ----------  ----------

Income before income taxes and minority interests              2,816,857   2,083,166

Provision for income taxes                                       263,847      90,000
Elimination of consolidated subsidiaries' minority interests   1,573,017   1,501,715
                                                              ----------  ----------

Net income                                                    $  979,993  $  491,451
                                                              ==========  ==========
Net income per common share- basic and diluted:
  Net income                                                  $     0.47  $     0.24
                                                              ==========  ==========
  Basic and diluted weighted average number of
  common shares outstanding                                    2,078,718   2,078,718
                                                              ==========  ==========









    The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' CAPITAL (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                Common      Additional      Accumulated       Deferred       Treasury
                                Stock    Paid in Capital      Deficit       Compensation       Stock          Total
                               --------  ----------------  --------------  --------------  -------------  -------------
 Balance at December 31, 2001  $291,665  $    144,680,487  $(148,886,608)  $    (816,767)  $(13,416,239)  $(18,147,462)

   Net income                        --                --        979,993              --             --        979,993
                               --------  ----------------  --------------  --------------  -------------  -------------
 Balance at March 31, 2002     $291,665  $    144,680,487  $(147,906,615)  $    (816,767)  $(13,416,239)  $(17,167,469)
                               ========  ================  ==============  ==============  =============  =============







    The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                              2002          2001
                                                                         ------------  -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income                                                              $   979,993   $    491,451
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization expense                                   2,320,360      2,666,419
    Gain on sale of equipment, net                                            (83,757)      (599,012)
    Equity income in affiliated companies                                     (31,399)      (157,474)
    Equity income in non-affiliated companies                              (2,789,465)    (3,546,599)
    Elimination of consolidated subsidiaries' minority interests            1,573,017      2,187,406
  Changes in assets and liabilities:
    Decrease (increase) in:
    Rents and other receivables                                              (335,428)       695,931
    Other assets                                                             (436,811)     1,101,964
    Due from affiliates                                                      (190,937)       577,558
    Increase (decrease) in:
    Accounts payable and accrued expenses                                    (188,158)      (118,217)
    Deferred rental income                                                    (18,112)       (33,763)
                                                                         ------------  -------------
      Net cash provided by operating activities                               799,303      3,265,664
                                                                         ------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Proceeds from equipment sales                                               300,904        721,922
  Cash distributions from PLM investment programs                             603,211              -
  Purchase of PLM, net of cash acquired                                    (4,362,885)   (17,385,000)
  Costs capitalized to real estate held for development or sale              (466,002)      (568,508)
                                                                         ------------  -------------
      Net cash used in investing activities                                (3,924,772)   (17,231,586)
                                                                         ------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Principal payments on indebtedness                                       (1,719,165)    (2,496,088)
  Indebtedness and other obligations to affiliates                            328,103        802,305
                                                                         ------------  -------------
      Net cash used in financing activities                                (1,391,062)    (1,693,783)
                                                                         ------------  -------------

  Net decrease in cash and cash equivalents                                (4,516,531)   (15,659,705)
  Cash and cash equivalents at beginning of period                         19,953,899     27,830,365
                                                                         ------------  -------------
  Cash and cash equivalents at end of period                              $15,437,368   $ 12,170,660
                                                                          ============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest (net of capitalized interest of $181,492 and $216,399 for the three months ended
  March 31, 2002 and 2001, respectively)                                  $ 1,271,793   $  1,228,148
                                                                          ============  =============
  Cash paid during the period for taxes                                   $   210,774   $          -
                                                                          ============  =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  See Note 3 to the consolidated financial statements


    The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION

The consolidated financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-QSB under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. Rule 10-01 provides that footnote disclosures that would substantially duplicate those contained in the most recent annual report to shareholders may be omitted from interim financial statements. The accompanying consolidated financial statements have been prepared on that basis and, therefore, should be read in conjunction with the footnotes presented in the 2001 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 2001 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company's consolidated financial position at March 31, 2002 and December 31, 2001 and its consolidated results of operations for each of the three month periods ended March 31, 2002 and 2001 have been made and are reflected. Reference to "Semele" or the "Company" in these financial statements means Semele Group Inc., it subsidiaries and consolidated affiliates.

For accounting purposes, the Company considers affiliates to be persons and/or entities that directly, or indirectly through one or more intermediaries, control or are controlled by, or are under the common control of, the Company. All other entities are considered to be non-affiliates.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates
------------------

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

Cash  and  Cash  Equivalents  and  Restricted  Cash
---------------------------------------------------

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Generally, excess cash is invested in either (i) reverse repurchase agreements with overnight maturities at large institutional banks or (ii) domestic money market funds that invest in high-quality U.S. dollar denominated securities, including U.S. government securities. The composition of the Company's consolidated cash position at March 31, 2002 and December 31, 2001 is summarized in the table below. The availability of cash held by the four AFG Investment Trusts (the "AFG Trusts" or the "Trusts"), MILPI Holdings, LLC and AFG International to Semele is subject to terms and conditions over the use and disbursement of cash and other matters contained in respective agreements that govern those entities. The Company has voting control over most matters concerning these entities, including the declaration, authorization, and amount of cash distributions.


                                                    2002         2001
                                                 -----------  -----------
Semele Group Inc. and wholly-owned subsidiaries  $ 1,842,198  $   479,224
AFG Investment Trust A                               742,708      587,819
AFG Investment Trust B                             1,196,135      899,569
AFG Investment Trust C                                 6,511    1,716,588
AFG Investment Trust D                               332,864    1,887,691
AFG International Limited Partnerships               389,496      346,008
MILPI Holdings, LLC                               10,927,456   14,037,000
                                                 -----------  -----------

  Total                                          $15,437,368  $19,953,899
                                                 ===========  ===========


Restricted cash of $453,547 at March 31, 2002 consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions per legally binding agreements.

Revenue  Recognition
--------------------

The Company earns rental income from a diversified portfolio of equipment held for lease and from two special-purpose commercial buildings. Rents are due monthly, quarterly or semi-annually and no significant amounts are earned based on factors other than the passage of time. Substantially all of the Company's leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Rents received prior to their due dates are deferred. At March 31, 2002 and December 31, 2001, deferred rental income was $565,423 and $583,535, respectively.

PLM Financial Services, Inc. ("FSI"), a wholly owned subsidiary of PLM, earns revenues in connection with the management of limited partnerships and private placement programs (See Note 5). Equipment acquisition and lease negotiation fees are earned through the purchase and initial lease of equipment, and are recognized as revenue when FSI completes all of the services required to earn the fees, typically when binding commitment agreements are signed. Management fee income is earned by FSI for managing the equipment portfolios and administering investor programs as provided for in various agreements, and is recognized as revenue over time as it is earned.

Goodwill
--------

Goodwill is calculated as the excess of the aggregate purchase price over the fair market value of identifiable net assets acquired in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS"), "Business Combinations" ("SFAS No. 141"). In accordance with SFAS No. 141, the Company allocates the total purchase price to the assets acquired and liabilities assumed based on the respective fair market values at the date of acquisition.

According to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142"), the discontinuance of goodwill and other intangible asset amortization was effective as of January 1, 2002. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Company believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

The Company recorded goodwill of approximately $3.3 million in conjunction with the acquisition of the remaining 17% of the outstanding common stock of PLM in February 2002 (See Note 3). This goodwill included approximately $446,000 of total costs estimated for severance of PLM employees and relocation costs in accordance with management's formal plan to involuntarily terminate employees, which plan was developed in conjunction with the acquisition.

Impairment  OF  Long-Lived  Assets
----------------------------------

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying basis of the asset. The determination of net realizable value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

Minority  Interests
-------------------

Certain equity interests in the Company's consolidated subsidiaries are owned by third parties or by affiliates of the Company that are not included in the consolidated financial statements. Such interests are referred to as "minority interests" on the accompanying consolidated financial statements. The Company's minority interests consist primarily of the Class A Beneficiaries' investment in the AFG Trusts. The AFG Trusts' income is allocated quarterly first, to eliminate any Participant's negative capital account balance and second, 1% to the AFG Trusts' managing trustee (a wholly-owned subsidiary), 8.25% to the Special Beneficiary (directly owned by the Company) and 90.75% collectively to the Class A and Class B Beneficiaries (the Company owns the majority of the Class B interests while the majority of the Class A interests are owned by non-affiliated beneficiaries). The latter is allocated proportionately between Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period. Net losses are allocated quarterly first, to eliminate any positive capital account balance of the AFG Trusts' managing trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balance of the Class A Beneficiaries; and third, any remainder to the AFG Trusts' managing trustee.

In 2001 and in 2002, prior to the completion of the acquisition of 100% of the common stock of PLM, the remaining minority interests primarily relates to approximately 17% of the outstanding common stock of PLM.

Reclassification
----------------

Certain amounts shown in the 2001 financial statements have been reclassified to confirm with 2002 presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholders' equity or net income.

NOTE  3  -  ACQUISITIONS

PLM  International,  Inc.
-------------------------

On December 22, 2000, an affiliate of the Company, MILPI Acquisition Corp. ("MAC"), entered into an agreement and plan of merger to acquire PLM, a San Francisco based equipment leasing and asset management company. The plan of merger involved a tender offer by MAC to purchase all of the outstanding common stock of PLM for cash as described below.

MAC is a wholly owned subsidiary of MILPI Holdings, LLC ("MILPI Holdings"), which was formed by the AFG Trusts on December 22, 2000. The AFG Trusts are consolidated affiliates of the Company engaged in the equipment leasing and real estate businesses. The AFG Trusts collectively paid $1.2 million for their membership interests in MILPI Holdings and MILPI Holdings purchased the common stock of MAC for an aggregate purchase price of $1.2 million at December 31, 2000. MAC then entered into a definitive agreement with PLM to acquire up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MAC commenced a tender offer to purchase any and all of PLM's outstanding common stock. Pursuant to the cash tender offer, MAC acquired approximately 83% of PLM's common stock in February 2001 for a total purchase price of approximately $21.8 million. The assets of PLM included cash and cash equivalents of approximately $4.4 million. The acquisition resulted in goodwill of approximately $5.4 million.

On February 6, 2002, MAC completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting. The remaining interest was purchased for approximately $4.4 million, resulting in additional goodwill of approximately $3.3 million. Concurrent with the completion of the merger, PLM ceased to be publicly traded.

The staff of the SEC informed the AFG Trusts who were offerors in the tender offer, that it believes the Trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the "Act"). The managing trustee of the Trusts is engaged in discussions with the staff regarding this matter. The AFG Trusts believe that they are not investment companies; however, it is possible that the Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. Although the Trusts, after consulting with counsel, do not believe they are an unregistered investment company, two of the Trusts agreed to liquidate their assets in order to resolve the matter with the staff. Accordingly, as of December 6, 2001, the managing Trustee of the Trusts resolved to cause the AFG Investment Trust A and AFG Investment Trust B to dispose of their assets prior to December 31, 2003. Upon consummation of the sale of their assets, these Trusts will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of their Trust Agreements. If necessary, AFG Investment Trust C and AFG Investment Trust D intend to avoid being deemed investment companies by means that may include disposing or acquiring certain assets that they might not otherwise dispose or acquire.

The following pro forma consolidated results of operations for the period ended March 31, 2001 assumes the February 2002 PLM acquisition occurred as of January 1, 2001. Because the remaining PLM interest was acquired in February of 2002 and consequently PLM operating results were included from February 6, 2002 through March 31, 2002, pro forma information for 2002 was not considered necessary.


                                       FOR THE THREE MONTHS
                                               ENDED
                                          MARCH 31, 2001
Total revenues                         $           9,945,993
Net income from continuing operations  $           2,190,521
Net income                             $             598,806

Per share information:
Net income from continuing operations  $                1.05
Net income                             $                0.29


These amounts include PLM's actual results for the three months ended March 31, 2001 adjusted for various purchase accounting adjustments, including elimination of minority interest. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

NOTE  4  -  EQUIPMENT  HELD  FOR  LEASE

The following is a summary of all equipment in which the Company has an interest at March 31, 2002. Substantially all of the equipment is leased under triple net lease agreements meaning that the lessees are responsible for maintaining, insuring and operating the equipment in accordance with the terms of the respective lease agreements. Remaining lease term (months), as used below, represents the number of months remaining under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.


                                              Remaining
                                             Lease Term     Equipment
 Equipment Type                               (Months)        Cost
------------------------------------------  -------------  -----------

Aircraft                                            3-39   $79,628,529
Locomotives                                         0-24    12,886,831
Materials handling                                  0-19     6,631,018
Manufacturing                                       0-17     9,095,342
Construction and mining                              0-9     3,152,996
Computers and peripherals                           0-14     3,000,433
Miscellaneous                                       0-16       570,586
                                                           -----------
Total equipment cost                                       114,965,735
Accumulated depreciation                                   (64,023,262)
                                                         -------------
Equipment, net of accumulated depreciation                $ 50,942,473
                                                         =============


The  equipment  is  owned  by  the Company's consolidated affiliates as follows:

   AFG Investment Trust A  $  2,367,855
   AFG Investment Trust B     3,079,339
   AFG Investment Trust C    51,098,075
   AFG Investment Trust D    58,350,955
 MILPI Holdings, LLC             69,511
                           ------------
     Total                 $114,965,735
                           ============


The preceding summary of equipment includes leveraged equipment having an original cost of $91,771,000 and a net book value of $48,128,000 at March 31, 2002. Indebtedness associated with the equipment is summarized in Note 8. Generally, indebtedness on leveraged equipment will be amortized by the rental streams derived from the corresponding lease contracts, although certain aircraft have balloon debt obligations that will not be amortized by scheduled lease payments. Such obligations may result in future refinancings to extend the repayment periods or the sale of the associated assets to retire the indebtedness.

Future minimum rental payments due in connection with all equipment are scheduled as follows:

For the year ending March 31, 2003  $ 9,681,967
                              2004    5,473,450
                              2005      552,864
                              2006       92,144
                                      ---------

Total                               $15,800,425
                                    ===========


At March 31, 2002, the cost of fully depreciated equipment held for sale or re-lease was approximately $11.2 million. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

NOTE  5  -  INTERESTS  IN  AFFILIATED  COMPANIES

The Company has equity interests in the following affiliates as of March 31, 2002 and December 31, 2001:

                                               2002         2001
                                           -----------  -----------

Equity Interests in Partnerships           $ 3,424,597  $ 3,373,933
Equity Interest in Equipment Growth Funds   20,751,564   20,947,928
                                           -----------  -----------

Total                                      $24,176,161  $24,321,861
                                           ===========  ===========


Equity  Interests  in  Partnerships
-----------------------------------

In 1998, the Company acquired Ariston Corporation ("Ariston") which had an ownership interest in 11 limited partnerships engaged primarily in the equipment leasing business. In addition to the partnership investments, Ariston has an investment in each of the AFG Trusts which is eliminated in consolidation. Ariston's percentage ownership for each investment varies from less than 1% to 16%. The partnerships are controlled by Equis Financial Group Limited Partnership, ("EFG"), an affiliated entity controlled by Mr. Engle. Total equity loss recognized was approximately $24,000 during the three months ended March 31, 2002 as compared to equity income of approximately $157,000 recognized during the three months ended March 31, 2001.

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

FSI is the manager of 11 investment programs ("EGF Programs"). Distributions of the programs are allocated as follows: 99% to the limited partners and 1% to the General Partner in PLM Equipment Growth Fund ("EGF") I and PLM Passive Income Investors 1988-II; 95% to the limited partners and 5% to the General Partner in EGF's II, III, IV, V, VI, and PLM Equipment Growth & Income Fund VII ("EGF
VII"); and 85% to the members and 15% to the manager in Equipment Growth & Income Fund I ("Fund 1"). PLM's interest in the cash distributions of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. Net income is allocated to the General Partner subject to certain allocation provisions. FSI also receives a management fee on a per railcar basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" over $750 per car per quarter from Covered Hopper Program 1979-1. FSI is entitled to reimbursement from the equipment growth funds for providing certain administrative services. During the three months ended March 31, 2002, the Company recorded $55,734 of equity income and received distributions of $603,211 from the EGF Programs.

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

Summarized  Financial  Information  for  Equity  Interests  in  Partnerships and
--------------------------------------------------------------------------------
Equipment  Growth  Funds
------------------------

The Company recorded income from its equity interest in the EGF Programs based upon its ownership of common stock in PLM during the respective periods (see
Note 3). The summarized combined financial information for the Company's equity interests in Partnerships and EGF Programs for the three months ending March 31, 2002 and 2001 is as follows:

                     2002           2001
                -------------  -------------
Total Revenues  $ 20,595,000   $ 31,011,000
Total Expenses   (15,555,000)   (21,145,000)
                -------------  -------------
Net Income      $  5,040,000   $  9,866,000
                -------------  -------------




NOTE  6  -  INTERESTS  IN  NON-AFFILIATED  COMPANIES

The Company, through its ownership of EFG Kirkwood, LLC, has equity interests in the following non-affiliated companies as of March 31, 2002 and December 31, 2001:

                                                              2002         2001
                                                           -----------  -----------

Interest in Mountain Resort Holdings LLC                   $ 8,672,297  $ 7,327,997

Advances to and interest in Mountain Springs   Resort LLC    2,424,272      777,005
Interest in EFG/Kettle Development LLC                       7,538,000    7,740,101
Interest in other                                              626,387      626,387
                                                           -----------  -----------

Total                                                      $19,260,956  $16,471,490
                                                           ===========  ===========



Mountain  Resort  Holdings  LLC and Mountain Springs Resort LLC - Winter Resorts
--------------------------------------------------------------------------------

The Company's ownership interest in Mountain Resort Holdings, LLC ("Mountain Resort") and Mountain Springs Resort, LLC ("Mountain Springs") had an original cost of approximately $7.3 million and $3.4 million, respectively, including acquisition fees of $64,865 and $34,000, respectively, paid to EFG by the AFG Trusts. Mountain Resort is primarily a ski and mountain recreation resort located in California. Mountain Springs has majority ownership in DCS/Purgatory LLC ("Purgatory"), a ski resort located in Colorado. The Company's ownership interests in Mountain Resort and Mountain Springs are accounted for using the equity method. The Company recorded income of approximately $3.0 million and $3.7 million from its interest in Mountain Resort and Mountain Springs for the three months ended March 31, 2002 and 2001, respectively.

On August 1, 2001, EFG Kirkwood, LLC entered into a guarantee agreement whereby EFG Kirkwood, LLC guarantees the payment obligations under a revolving line of credit between Purgatory and a third party lender. The amount of the guarantee shall consist of the outstanding balance of the line of credit which cannot exceed the principal balance of $3.5 million. As of March 31, 2002, Purgatory had no outstanding balance on the line of credit.

The table below provides comparative summarized financial information for Mountain Resort and the Purgatory ski resort for the three months ended March 31, 2002 and 2001. Mountain Resort and Purgatory have an April 30th and May 31st fiscal year end, respectively. The operating results shown below have been conformed to the three months ended March 31, 2002 and 2001.


                             2002                     2001
                      ------------------  -----------------------
Mountain Resort
--------------------
     Total revenues   $      16,405,337   $           16,160,809
     Total expenses         (11,205,448)             (11,283,226)
     Income taxes                (5,804)                     --
                      ==================  =======================
     Net income       $       5,194,085   $            4,877,583
                      ==================  =======================

Purgatory Ski Resort
--------------------
     Total revenues   $       9,403,054   $           10,386,704
     Total expenses          (6,108,520)              (5,977,723)
                      ------------------  -----------------------
     Net income       $       3,294,534   $            4,408,981
                      ==================  =======================



Interest  in  EFG/Kettle  Development  LLC-  Residential  Community
-------------------------------------------------------------------

On March 1, 1999, the Company and two of the AFG Trusts formed EFG/Kettle Development LLC ("Kettle Valley"), a Delaware limited liability company. Kettle Valley was formed for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development project in Kelowna, British Columbia, Canada. The real estate development, which is being developed by Kettle Valley Development Limited Partnership ("KVD LP"), consists of approximately 280 acres of land under development. The development is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and sold and 11 additional units are under construction. A subsidiary of the Company is the sole general partner of KVD LP. An unaffiliated third party has retained the remaining 50.1% indirect ownership interest in the development.

The Company accounts for its ownership interest in Kettle Valley using the equity method of accounting. During the three months ended March 31, 2002 and 2001, the Company recorded equity losses of approximately $202,000 and $118,000, respectively, related to its equity interest.

The table below provides comparative summarized financial information for KVD LP. KVD LP has a January 31 fiscal year end and the Company has a December 31 fiscal year end. The operating results of KVD LP shown below have been conformed for the three months ended March 31, 2002 and 2001.



                         2002             2001.
                ---------------  ---------------

Total revenues  $      248,138   $      619,529
Total expenses        (384,827)        (855,205)
                ---------------  ---------------
Net loss        $     (136,689)  $     (235,676)
                ===============  ===============




Kettle Valley owns a 49.9% interest in a company which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the three months ended March 31, 2002, in addition to its share of the loss of KVD LP, the Company's net loss from Kettle Valley includes a loss of $133,967 reflecting the Company's share of the operating results of one of the company's wholly-owned subsidiaries.

NOTE  7  -  OTHER  ASSETS

At March 31, 2002 and December 31, 2001, other assets consisted of the following:

                                                  2002        2001
                                               ----------  ----------
Deferred financing costs, net                  $1,030,182  $1,065,447
Cash surrender value of life insurance policy   2,402,282   2,343,000
Prepaid insurance                                 179,794          --
Other                                             474,410     239,723
                                               ----------  ----------
  Total                                        $4,086,668  $3,648,170
                                               ----------  ----------





The Company has capitalized certain costs incurred in connection with long-term financings and lease contracts. These costs are amortized over the life of the respective agreement on a straight-line basis. Amortization expense resulting from deferred financing and leasing costs was approximately $35,000 for the three months ended March 31, 2002.

PLM has life insurance policies on certain current and former employees which had a $2.4 million and $2.3 million cash surrender value as of March 31, 2002 and December 31, 2001, respectively.

NOTE  8  -  NOTES  PAYABLE  TO  THIRD  PARTIES

At March 31, 2002, the Company had aggregate indebtedness to third parties of approximately $51.2 million, including two note obligations totaling approximately $5.5 million associated with the Company's two commercial buildings. One loan, with a balance of approximately $5.1 million, matures on June 1, 2010 and carries a fixed annual interest rate of 7.86% and the other loan, with a balance of $375,617, matures on December 31, 2002 and carries a variable annual interest rate equal to prime plus 1.50% (6.25% at March 31, 2002). The remainder of the Company's indebtedness to third parties is non-recourse installment debt pertaining to equipment held on operating leases. Generally, this debt is secured by the equipment and will be fully amortized over the terms of the lease agreements corresponding to each asset. However, in certain instances involving aircraft, retirement of the debt obligations is partially dependent upon the residual value of the equipment. Interest rates on equipment debt obligations range from 6.76% to 9.176% at March 31, 2002. The carrying amount of the Company's notes payable to third parties approximates fair value at March 31, 2002.

In April 2001, PLM entered into a $15.0 million warehouse facility, which is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Fund I, that allows PLM to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by PLM. All borrowings under this facility are guaranteed by PLM. This facility provides for financing up to 100% of the cost of the asset. Interest accrues at prime or LIBOR plus 200 basis points, at the option of PLM. Borrowings under this facility may be outstanding up to 270 days. This facility was amended in December 2001 to lower the amount available to be borrowed to $10.0 million. The expiration of this facility, which was scheduled to expire in April 2002, has been extended to July 2002. All borrowings must be repaid upon the expiration of this facility. PLM believes it will be able to extend the facility with similar terms upon the facility's extended expiration. As of March 31, 2002, PLM had no borrowings outstanding under this facility and there were no borrowings outstanding under this facility by any other eligible borrower.

The annual maturities of the Company's indebtedness to third parties is summarized below:

                                            BUILDINGS   EQUIPMENT    TOTAL
                                          ----------  -----------  -----------

For the year ending March 31,       2003  $  738,590  $ 9,945,192  $10,683,782
                                    2004     423,815   35,005,580   35,429,395
                                    2005     458,352      669,405    1,127,757
                                    2006     495,707      100,744      596,451
                                    2007     664,151           --      664,151
Thereafter.                                2,697,595           --    2,697,595
                                           ----------  ----------  -----------

Total                                     $5,478,210  $45,720,921  $51,199,131
                                          ==========  ===========  ===========



The Company's indebtedness to third parties is divided among the Company's consolidated affiliates as follows:

AFG Investment Trust A                 $   392,536
AFG Investment Trust B                     392,536
AFG Investment Trust C                  21,542,778
AFG Investment Trust D                  23,393,071
Old North Capital Limited Partnership    5,102,592
AFG International Limited Partnership      375,618
                                       -----------

  Total                                $51,199,131
                                       ===========



NOTE  9  -  RELATED  PARTY  TRANSACTIONS

Administrative  Services
------------------------

A number of the Company's administrative functions are performed by EFG, pursuant to the terms of a services agreement dated May 7, 1997. EFG is controlled by Gary D. Engle, the Company's Chairman and Chief Executive Officer. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses for which EFG is reimbursed at actual cost. The Company incurred total administrative costs of $56,000 and $37,767 during the three months ended March 31, 2002 and 2001, respectively.

EFG also provides asset management and other services to the AFG Trusts and is compensated for those services based upon the nature of the underlying transactions. For equipment reinvestment acquisition services, EFG is paid an acquisition fee equal to 1% of base purchase price. For management services, EFG is paid a management fee equal to 5% of lease revenues earned from operating leases and 2% of lease revenues earned from full-payout leases. Operating expenses incurred by the Company and its subsidiaries that were paid to EFG during the three months ended March 31, 2002 and 2001:


                                   2002        2001
                                 --------  ----------

Equipment management fees        $136,272  $  136,486
Administrative charges            218,160     132,339
Reimbursable operating expenses
 due to third parties             113,519   1,117,771
                                 --------  ----------

Total                            $467,951  $1,386,596
                                 ========  ==========



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

Prior to the Company's acquisition of Equis II Corporation ("Equis II"), Equis II was owned by Mr. Engle, certain trusts established for the benefit of Mr.
Engle's children, and by James A. Coyne, the Company's President and Chief Operating Officer. Equis II commenced operations on July 17, 1997. The Company, through its ownership of Equis II, owns Class B interests in each of the AFG Trust: AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests). Through its ownership of the Class B interests, Equis II controls approximately 62% of the voting interests in each of the trusts. However, on certain voting matters, principally those involving transactions with related parties, Equis II is obligated to vote its Class B interests consistent with the majority of unaffiliated investors. In addition to the Class B interests, Equis II owns AFG ASIT Corporation, the managing trustee of the AFG Trusts. AFG ASIT Corporation has a 1% interest in the AFG Trusts and, as managing trustee, has significant influence over their operations.

The $19.586 million of promissory notes issued by the Company to acquire Equis II Corporation is divided into two groups of notes. The first group totals $14.6 million and matures on October 31, 2005. These notes bear interest at a face rate of 7% annually, but provide for quarterly interest payments based upon a pay-rate of 3%. The remaining portion, or 4%, is deferred until the maturity date. The Company paid principal and interest of approximately $1.59 million and $99,600, respectively, by issuing 326,462 shares of common stock on November 3, 2000, as permitted by authorization of the Company's shareholders obtained on November 2, 2000. The next installment on the notes was scheduled for January 2002. In December 2001, the notes were amended. As of March 31, 2002, the annual maturities of the notes are scheduled to be paid as follows:

For the year ending March 31, 2003  $ 4,000,000
                              2004    6,002,000
                              2005           --
                              2006    3,000,000
                                    -----------
     Total                          $13,002,000
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

As a result of the termination of the voting trust in November 2000 and due to the control position of Mr. Engle over the Company and Equis II Corporation, the Company obtained full ownership and control of Equis II and control of the Trusts. As such, the acquisition of Equis II has been accounted for as a combination of businesses under common control, similar to a pooling of interests. Accordingly, the Company's consolidated financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 include the consolidated financial statements of Equis II Corporation.

Special  Beneficiary  Interests
-------------------------------

In November 1999, the Company purchased from an affiliate certain equity interests in the AFG Trusts, referred to as Special Beneficiary Interests. The Special Beneficiary Interests were purchased from EFG, an affiliate, and consist of an 8.25% non-voting interest in each of the trusts. The Company purchased the interests for approximately $9.7 million under the terms of a non-recourse note, payable over 10 years and bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the Special Beneficiary Interests. To date, the Company has received cash distributions of approximately $3.2 million from the Special Beneficiary Interests and has paid EFG, an affiliate, an equal amount consisting of principal and accrued interest. At March 31, 2002 and December 31, 2001, the non-recourse note payable had an outstanding principal balance of approximately $6.63 million. The Special Beneficiary
Interests  have  been  eliminated  in  consolidation.

Due  From  Affiliates
---------------------

Amounts due from affiliates are summarized below as of March 31, 2002 and December 31, 2001:

                                                                2002        2001
                                                             ----------  ----------

Loan obligations due from Mr. Engle and Mr. Coyne            $2,937,205  $2,937,205
Interest receivable on loan obligations due from
  Mr. Engle and Mr. Coyne                                       577,034     518,766
Rents receivable from EFG escrow  (1)                           262,481     217,527

Management fees receivable from PLM Equipment Growth Funds      983,467     951,000
Due from Kettle Valley                                           55,248          --
                                                             ----------  ----------

Total                                                        $4,815,435  $4,624,498
                                                             ==========  ==========


(1) All rents and proceeds from the sale of equipment by the AFG Trusts are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis.

Indebtedness  and  Other  Obligations  to  Affiliates
-----------------------------------------------------

A summary of the Company's indebtedness and other obligations to affiliates appears below as of March 31, 2002 and December 31, 2001:

                                                      2002         2001
                                                  -----------  -----------

Principal balance of indebtedness to affiliates   $34,949,392  $34,949,392
Accrued interest due to affiliates                  4,335,445    3,789,586
Other  (1)                                            451,315      669,071
                                                  -----------  -----------

Total                                             $39,736,152  $39,408,049
                                                  ===========  ===========


(1) Consists primarily of amounts due to EFG for administrative services and operating expenses.

Principal  Balance  of  Indebtedness  to  Affiliates
----------------------------------------------------

The principal balance of the Company's indebtedness to affiliates at March 31, 2002 and December 31, 2001 consists of the obligations listed below.

                                                                                    DUE WITHIN
                                                                                    ONE YEAR OR
                                                                  BALANCE AT        ON DEMAND AS OF   BALANCE AT
                                                                  MARCH 31,         MARCH 31,         DECEMBER  31,
                                                                       2002              2002              2001
                                                                  ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
controlled by  Mr. Engle, resulting from the purchase of Equis
II  Corporation, 7% annual interest; maturing in 2005.  (1) (3)   $      8,624,660  $      2,653,334  $      8,624,660
Note payable to Mr. Coyne resulting from purchase of Equis II
Corporation; 7% annual interest; maturing in 2005.  (1) (3)              4,377,340         1,346,666         4,377,340
                                                                  ----------------  ----------------  ----------------

Sub-total                                                         $     13,002,000  $      4,000,000  $     13,002,000
                                                                  ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
controlled by Mr. Engle, resulting from the purchase of Equis
II Corporation; 11.5% annual interest; due on demand. (1) (2)              687,349           687,349           687,349
Note payable to Mr. Coyne resulting from purchase of  Equis II
Corporation; 11.5% annual interest;  due on demand.  (1) (2)               348,856           348,856           348,856
                                                                  ----------------  ----------------  ----------------

Sub-total                                                         $      1,036,205  $      1,036,205  $      1,036,205
                                                                  ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
controlled by Mr. Engle, resulting from purchase of
Equis II Corporation, 7.5% annual interest; maturing on
Aug. 8, 2007.  (1) (2)                                                   1,260,997                --         1,260,997
Note payable to Mr. Coyne resulting from purchase of
Equis II Corporation; 7.5% annual interest; maturing on
Aug. 8, 2007.  (1) (2)                                                     640,003                --           640,003
                                                                  ----------------  ----------------  ----------------

Sub-total                                                         $      1,901,000  $             --  $      1,901,000
                                                                  ----------------  ----------------  ----------------
Note payable to EFG for purchase of Ariston Corporation; 7%
annual interest; maturing on Aug. 31, 2003.                       $      8,418,496  $             --  $      8,418,496
Non-recourse note payable to EFG for purchase of Special
Beneficiary Interests; 7% annual interest; maturing on
Nov. 18, 2009.                                                    $      6,634,544  $             --  $      6,634,544
Notes payable to affiliates for 1997 asset purchase; 10% annual
interest; maturing on Apr. 1, 2003.  (4)                          $      3,957,147  $             --  $      3,957,147
                                                                  ----------------  ----------------  ----------------

Total                                                             $     34,949,392  $      5,036,205  $     34,949,392
                                                                  ================  ================  ================



(1) The promissory notes issued to the former Equis II stockholders are general obligations of the Company secured by a pledge to the former Equis II stockholders of the shares of Equis II owned by the Company.
(2) These amounts are equal in aggregate to debt obligations of Mr. Engle and Mr. Coyne to Equis II Corporation and ONC included in amounts due from affiliates on the accompanying consolidated balance sheets.
(3) The notes to Mr. Engle (and related family trusts/corporation) become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a Director of the Company, except if he resigns voluntarily or is terminated for cause. Similarly, the notes to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a Director of the Company, except if he resigns voluntarily or is terminated for cause.
(4) In 1997, the Company borrowed $4,419,500 from certain affiliates controlled by Mr. Engle, including $462,354 from AFG Investment Trust A, a subsidiary. During each of the three months ended March 31, 2002 and 2001, the Company incurred total interest expense of approximately $109,000 in connection with this indebtedness. The obligation to AFG Investment Trust A of $462,354 and related annual interest expense has been eliminated in consolidation.

Common  Stock  Owned  by  Affiliates
------------------------------------

In connection with a transaction in 1997, the Company issued 198,700 shares of common stock to certain affiliates controlled by Mr. Engle, including 20,969 shares that are owned indirectly by AFG Investment Trust A. The shares so owned by AFG Investment Trust A have been eliminated in consolidation.

NOTE  10  -  SEGMENT  REPORTING

At  March  31,  2002, the Company was actively engaged in two industry segments:
i) real estate ownership, development and management and ii) equipment leasing and management. The real estate segment includes the ownership, management and development of commercial properties and land. In addition, the Company owns equity interests in non-affiliated companies that are engaged in real estate leasing or development activities, as well as winter resorts (See Note 6). The equipment leasing and management segment consists of an ownership interest in several limited partnerships, companies and trusts that are engaged primarily in the business of equipment leasing and management. The Company's largest equity interest consists of Class B Beneficiary Interests, representing approximately 62% of the voting interest, in the AFG Trusts, which were established by an affiliate between 1992 and 1995. The AFG Trusts are limited life entities that have scheduled dissolution dates ranging from December 31, 2003 to December 31, 2006. Revenues from equipment leasing segments consist of lease revenues from a portfolio of assets and management fees associated with managing several affiliated investment programs. Substantially all revenues are domiciled within the US.

Segment information for the three months ended March 31, 2002 and 2001 is summarized below:

                                            2002         2001
                                          ----------  -----------

Operating Revenues: (1)
  Equipment Leasing                       $4,818,703  $ 5,841,196
  Real Estate                                294,108      293,369
                                          ----------  -----------
     Total                                 5,112,811    6,134,565

Equity Interests:
  Equipment leasing income                    31,399      157,474
  Real estate income                       2,789,465    3,546,599
                                          ----------  -----------
     Total                                 2,820,864    3,704,073

                                          ----------  -----------
Total Revenues                            $7,933,675  $ 9,838,638
                                          ----------  -----------

Operating Expenses and Management Fees:
  Equipment leasing                        1,514,151    3,327,345
  Real estate                                 67,829       15,772
                                          ----------  -----------
     Total                                 1,581,980    3,343,117

Interest Expense:
  Equipment leasing                        1,113,586    1,637,830
  Real estate                                100,892      108,106
                                          ----------  -----------
     Total                                 1,214,478    1,745,936

Depreciation and Amortization:
  Equipment leasing                        2,225,812    2,571,871
  Real estate                                 94,548       94,548
                                          ----------  -----------
     Total                                 2,320,360    2,666,419

                                          ----------  -----------
Total Expenses                            $5,116,818  $ 7,755,472
                                          ----------  -----------

Provision for income taxes                   263,847       90,000
Elimination of minority interests          1,573,017    1,501,715
                                          ----------  -----------
Net Income                                $  979,993  $   491,451

Capital Expenditures
  Equipment Leasing                       $4,362,885  $17,385,000
  Real Estate                                466,002      568,508
                                          ----------  -----------
     Total                                $4,828,887  $17,953,508
                                          ==========  ===========


(1) Includes management fee revenue earned from affiliates of approximately $1.3 million and $1.2 million for the three months ended March 31, 2002 and 2001. (See Note 5 for discussion of management fees).

Total assets for each operating segment as of March 31, 2002 and December 31, 2001 is summarized below:


                         2002          2001
                     ------------  ------------
  Equipment Leasing  $108,279,604  $106,150,058
  Real Estate          43,940,209    45,738,045
                     ------------  ------------
     Total           $152,219,813  $151,888,103
                     ============  ============


ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

Semele Group Inc. ("Semele" or the "Company") is a Delaware corporation organized on April 1987 as Banyan Strategic Land Fund II to invest primarily in short-term, junior, pre-development, and construction mortgage loans. Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages. For the years 1993 though 1995, the Company elected to be treated as a real estate investment trust ("REIT") for income tax purposes. Effective January 1, 1996, the Company revoked its REIT status and became a taxable "C" corporation. Since then, the Company has evaluated alternatives ways to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $105 million at March 31, 2002) could make it a value-added buyer. In recent years, the Company has made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix beyond its principal real estate asset, consisting of approximately 270 acres of land located in Southern California known as Rancho Malibu. Currently, the Company is engaged in various real estate activities, including the residential property development of Rancho Malibu. The Company also holds investments in other companies operating in niche financial markets, principally involving real estate and equipment leasing.

For accounting purposes, the Company considers affiliates to be persons and/or entities that directly, or indirectly through one or more intermediaries, control or are controlled by, or are under the common control with, the Company. All other entities are considered to be non-affiliates.

RECENT  ACQUISITIONS

PLM  International,  Inc.
-------------------------

On December 22, 2000, an affiliate of the Company, MILPI Acquisition Corp. ("MAC"), entered into an agreement and plan of merger to acquire PLM International, Inc., ("PLM"), a San Francisco based equipment leasing and asset management company. The plan of merger involved a tender offer by MAC to purchase all of the outstanding common stock of PLM for cash as described below.

MAC is a wholly owned subsidiary of MILPI Holdings, LLC ("MILPI Holdings"), which was formed by the AFG Trusts on December 22, 2000. The AFG Trusts are consolidated affiliates of the Company engaged in the equipment leasing and real estate businesses. The AFG Trusts collectively paid $1.2 million for their membership interests in MILPI Holdings and MILPI Holdings purchased the common stock of MAC for an aggregate purchase price of $1.2 million at December 31, 2000. MAC then entered into a definitive agreement with PLM to acquire up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MAC commenced a tender offer to purchase any and all of PLM's outstanding common stock. Pursuant to the cash tender offer, MAC acquired approximately 83% of PLM's common stock in February 2001 for a total purchase price of approximately $21.8 million. The assets of PLM included cash and cash equivalents of approximately $4.4 million. The acquisition resulted in goodwill of approximately $5.4 million.

On February 6, 2002, MAC completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting. The remaining interest was purchased for approximately $4.4 million, resulting in additional goodwill of approximately $3.3 million. Concurrent with the completion of the merger, PLM ceased to be publicly traded.

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the Company reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation, goodwill, impairment of long-lived assets and contingencies. These estimates are based on the Company's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes, however, that the estimates, including those for the above-listed items, are reasonable.

The Company believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements:

Buildings  and  Equipment  for  Lease
-------------------------------------

Buildings and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets, generally 40 years for buildings. Expenditures that extend the life of an asset and that are significant in amount are capitalized and depreciated over the remaining useful life of the asset.

The Company's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which term generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Company depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Company continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Company and which will maximize total cash returns for each asset.

Goodwill
--------

Goodwill is calculated as the excess of the aggregate purchase price over the fair market value of identifiable net assets acquired in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS"), "Business Combinations" ("SFAS No. 141"). In accordance with SFAS No. 141, the Company allocates the total purchase price to the assets acquired and liabilities assumed based on the respective fair market values at the date of acquisition.

According to SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142"), the discontinuance of goodwill and other intangible asset amortization was effective as of January 1, 2002. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Company believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

The Company recorded goodwill of approximately $3.3 million in conjunction with the acquisition of the remaining 17% of the remaining common stock of PLM in February 2002. This goodwill included approximately $446,000 of total costs estimated for severance of PLM employees and relocation costs in accordance with management's formal plan to involuntarily terminate employees, which plan was developed in conjunction with the acquisition.

Impairment  of  Long-Lived  Assets
----------------------------------

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying basis of the asset. The determination of net realizable value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. No write-downs were recorded during the three months ending March 31, 2002 and 2001.

Minority  Interests
-------------------

Certain equity interests in the Company's consolidated subsidiaries are owned by third parties or by affiliates of the Company that are not included in the consolidated financial statements. Such interests are referred to as "minority interests" on the accompanying consolidated financial statements. The Company's minority interests consist primarily of the Class A Beneficiaries' investment in the AFG Trusts. The AFG Trusts' income is allocated quarterly first, to eliminate any Participant's negative capital account balance and second, 1% to the AFG Trusts' managing trustee (a wholly-owned subsidiary), 8.25% to the Special Beneficiary (directly owned by the Company) and 90.75% collectively to the Class A and Class B Beneficiaries (the Company owns the majority of the Class B interests while the majority of the Class A interests are owned by non-affiliated beneficiaries). The latter is allocated proportionately between Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period. Net losses are allocated quarterly first, to eliminate any positive capital account balance of the AFG Trusts' managing trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balance of the Class A Beneficiaries; and third, any remainder to the AFG Trusts' managing trustee.

In 2001 and in 2002, prior to the completion of the acquisition of 100% of the common stock of PLM, the remaining minority interests primarily relates to approximately 17% of the outstanding common stock of PLM.

Revenue  Recognition
--------------------

The Company earns rental income from a diversified portfolio of equipment held for lease and from two special-purpose commercial buildings. Rents are due monthly, quarterly or semi-annually and no significant amounts are earned based on factors other than the passage of time. Substantially all of the Company's leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Rents received prior to their due dates are deferred. At March 31, 2002 and December 31, 2001, deferred rental income was equal to $565,423 and $583,535, respectively.

PLM Financial Services, Inc. ("FSI"), a wholly owned subsidiary of PLM International, Inc. ("PLM") earns revenues in connection with the management of limited partnerships and private placement programs. Equipment acquisition and lease negotiation fees are earned through the purchase and initial lease of equipment, and are recognized as revenue when FSI completes all of the services required to earn the fees, typically when binding commitment agreements are signed. Management fee income is earned by FSI for managing the equipment portfolios and administering investor programs as provided for in various agreements, and is recognized as revenue over time as it is earned.

RESULTS  OF  OPERATIONS

EQUIPMENT  LEASING  OPERATIONS
------------------------------

LEASE REVENUE. During the three months ended March 31, 2002 and 2001, the Company recognized lease revenue of approximately $3.0 million and $3.4 million, respectively. Lease revenue represents rental revenue recognized from the leasing of the equipment owned by the AFG Trusts. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

MANAGEMENT FEE INCOME - AFFILIATES. Management fees were approximately $1.3 million and $1.2 million for the three months ended March 31, 2002 and 2001. Management fees consist primarily of fees earned by PLM generated by the equipment under management of several affiliated investment programs, the EFG Programs. Management fees are expected to decrease as the older investment programs liquidate their equipment portfolios.

GAIN ON SALE OF EQUIPMENT. During the three months ended March 31, 2002, the Company sold equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $83,757 compared to a net gain of $599,012 on equipment having a net book value of $122,910 during the same period in 2001.

It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Company, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

The ultimate residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technology advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Company and which will maximize total cash returns for each asset.

EQUITY INCOME IN AFFILIATED COMPANIES. Equity income in affiliated companies consists primarily of PLM's investment in 11 affiliated equipment leasing programs. Equity income recognized for the three months ended March 31, 2002 and 2001 was $31,399 and $157,474, respectively. As compensation for organizing these programs, PLM was granted an interest (between 1% and 5%) in the earnings and cash distributions of the individual investment programs, in which PLM Financial Services, Inc., a wholly-owned subsidiary of PLM, is the general partner. PLM records as a partnership interest its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocation of the program's gross income allowed under the respective partnership agreements.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was approximately $2.2 million and $2.6 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in depreciation expense is the result of significant equipment sales during fiscal 2001.

For financial reporting purposes, to the extent that an asset is held on primary lease term, the Company depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Company continues to depreciate the remaining net book value of the asset on a straight-line bases over the asset's estimated remaining useful life.

INTEREST EXPENSE. Interest expense was approximately $1.1 million and $1.6 million for the three months ended March 31, 2002 and 2001, respectively.
Interest expense associated with equipment leasing consists of interest associated with corporate debt, equipment leasing debt and indebtedness to affiliates. Total interest expense decreased by approximately $500,000 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The decrease is the result of a decrease in the total outstanding balance of notes payable for equipment.

OPERATING EXPENSES AND MANAGEMENT FEES. Operating expenses and management fees decreased by approximately $1.8 million from $3.3 million for the three months ended March 31, 2001 to $1.5 million for the three months ended March 31, 2002. During the three months ended March 31, 2001, operating expenses included approximately $160,000 for ongoing legal matters, approximately $209,000 for remarketing costs related to the re-lease of an aircraft leased to Scandinavian Airlines System, and also included $332,400 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MAC. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. The remaining decrease is primarily attributable to a decrease in operating expenses incurred by MILPI Holdings. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition or liquidation of assets. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Fees and other costs paid to affiliates during the three months ended March 31, 2002 and 2001 are as follows:

                                   2002        2001
                                 ========  ==========

Equipment management fees        $136,272  $  136,486
Administrative charges            218,160     132,339
Reimbursable operating expenses
 due to third parties             113,519   1,117,771
                                 --------  ----------

Total                            $467,951  $1,386,596
                                 ========  ==========



PROVISION FOR INCOME TAXES. The provision for income taxes includes taxes associated with MILPI Holdings' operating income. MILPI Holdings' provision reflects expected income taxes at the federal rate and state income tax rates, net of benefit. MILPI Holdings' effective tax rate was approximately 32% for the three months ended March 31, 2002 and 2001.

ELIMINATION OF MINORITY INTERESTS. Elimination of minority interests increased by $71,302 for the three months ended March 31, 2002 compared to same period in 2001. The increase is primarily due to the allocation of income in the AFG Trusts to the Class A Beneficiaries. The Company directly or indirectly owns the managing trustee, the Special Beneficiary and the majority of the Class B interest in the AFG Trusts. The AFG Trusts' income is allocated quarterly first, to eliminate any Participant's negative capital account balance and second, 1% to the Managing Trustee, 8.25% to the Special Beneficiary and 90.75% collectively to the Class A and Class B Beneficiaries. The latter is allocated proportionately between Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period. Net losses are allocated quarterly first, to eliminate any positive capital account balance of the Managing Trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balance of the Class A Beneficiaries; and third, any remainder to the Managing Trustee. The remaining minority interests consist of various other consolidated subsidiaries.

REAL  ESTATE  OPERATIONS
------------------------

LEASE REVENUE. During the three months ended March 31, 2002 and 2001, the Company recognized lease revenue of $294,108 and 293,369, respectively, from real estate operations. Lease revenue from real estate operations is earned from its ownership interest in two commercial properties, consisting of land and buildings, which are leased to a major university. The buildings are used in connection with the university's international education programs and include both classroom and dormitory space. One building is located in Washington, D.C. and the other is located in Sydney, Australia. The properties are leased under long-term contracts which expire over the next 10 years.

EQUITY INCOME IN NON-AFFILIATED COMPANIES. The Company has an indirect equity ownership interest in three real estate companies:

Mountain  Resort  Holdings  LLC  ("Mountain  Resort")
Mountain  Springs  Resort  LLC  ("Mountain  Springs")
EFG/Kettle  Valley  Development  LLC  ("Kettle  Valley")

Mountain Resort, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in DSC/Purgatory LLC ("Purgatory") in Durango, Colorado. Kettle Valley is a real estate development company located in British Columbia, Canada.

For the three months ended March 31, 2002 and 2001, the Company recorded income of approximately $3.0 million and $3.7 million, respectively, from its ownership interest in Mountain Resort and Mountain Springs. The Company also recorded equity losses of approximately $202,000 and $118,000 from its equity interest in Kettle Valley for the three months ended March 31, 2002 and 2001, respectively.

Mountain  Resort
----------------

Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the three months ended March 31, 2002, Mountain Resort recorded total revenues of approximately $16,405,000 compared to approximately $16,161,000 for the same period in 2001. The increase in total revenues from 2001 to 2002 of $244,000 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues increased approximately $2,304,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers.

Residential-related and other operations revenues decreased approximately $2,059,000 for the three months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three months ended March 31, 2002 and 2001, Mountain Resort recorded total expenses of approximately $11,205,000 and $11,283,000, respectively. The decrease in total expenses of approximately $78,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses.

Ski-related expenses increased approximately $1,659,000 as a result of an increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $1,737,000 as a result of a decrease in cost of sales from condominium units sold in the three months ended March 31, 2002 as compared to the same period in 2001, as also discussed above.

Mountain  Springs
-----------------

Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails located near Durango, Colorado. Purgatory receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services, with the remainder of revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

During the three months ended March 31, 2002, Purgatory recorded total revenues of approximately $9,403,000 compared to approximately $10,387,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $984,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $6,109,000 for the three months ended March 31, 2002 compared to approximately $5,978,000 for the same period in 2001. The increase in total expenses for the three months ended March 31, 2002 compared to the same period in 2001 of approximately $131,000 is a result of the decrease in the number of skiers, discussed above.

Kettle  Valley
--------------

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and sold and 11 additional units are under construction.

During the three months ended March 31, 2002 and 2001, Kettle Valley recorded revenues of $248,138 and $619,529, respectively, and incurred total expenses of $384,827 and $855,205, respectively. The decrease in revenues and total expenses is the result of a decrease in the number of lot and home sales.

DEPRECIATION EXPENSE. Depreciation expense was approximately $95,000 for each of the three months ended March 31, 2002 and 2001. Depreciation expense results from the depreciation of the two commercial buildings owned by the Company which are discussed above. The Company also owns approximately 270 acres of undeveloped land near Malibu, California, called Rancho Malibu. There was no depreciation expense related to this property as it remains under development at March 31, 2002.

OPERATING EXPENSES. Operating expenses were $67,829 and $15,772 for the three months ended March 31, 2002 and 2001, respectively. Operating expenses consist primarily general and administrative expenses, which include salary, management fees and office related expenses resulting from the Company's ownership of two commercial leasing buildings located in Washington, DC and Sydney, Australia. The increase in operating expenses is attributable to domestic and international taxes paid in the first quarter of 2002.

INTEREST EXPENSE. Interest expense was $100,892, and $108,106 for the three months ended March 31, 2002 and 2001, respectively. Interest expense relates to the interest on indebtedness acquired to finance the original construction of the Company's two commercial buildings.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company owns a controlling interest in several different corporations, partnerships and trusts including the AFG Trusts, MILPI Holdings, LLC and AFG International Limited Partnership. The availability to Semele of cash held by the AFG Trusts, MILPI Holdings, LLC and AFG International Limited Partnership is subject to terms and conditions over the use and disbursement of cash and other matters contained in the respective agreements that govern those entities. Moreover, the Company has voting control over most matters concerning these entities, including the declaration, authorization, and amount of cash distributions.

EQUIPMENT  LEASING  OPERATIONS
------------------------------

The Company's acquisition of Equis II Corporation and the resulting consolidation of the AFG Trusts has significantly changed the nature of the Company's consolidated operations. Each of the AFG Trusts is a Delaware business trust whose form of organization and management is similar to that of a limited partnership. The AFG Trusts are limited-life entities and have the following scheduled dissolution dates:

AFG  Investment  Trust  A-  December  31,  2003  (*)
AFG  Investment  Trust  B-  December  31,  2003  (*)
AFG  Investment  Trust  C-  December  31,  2004
AFG  Investment  Trust  D-  December  31,  2006

(*) In December 2001, each of the Trusts filed Form 8-Ks with the Securities Exchange Commission ("SEC"), stating that the managing trustee of the Trusts had resolved to cause the Trust to dispose of its assets prior to December 31, 2003. Upon consummation of the sale of its assets, the Trusts will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of the Trusts' operating agreements.

AFG TRUSTS: The AFG Trusts' principal operating activities have been derived from asset rental transactions. Accordingly, the AFG Trusts' principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. The AFG Trusts' operating activities generated net cash inflows of approximately $1.0 million and $2.0 million for the three months ended March 31, 2001 and 2002, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the AFG Trusts' lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, will also decline as the AFG Trusts remarket their equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

At lease inception, the AFG Trusts' equipment was leased by a number of creditworthy, investment-grade companies and, to date, the AFG Trusts have not experienced any material collection problems and have not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future contracted rents will be collected or that the credit quality of the AFG Trusts' lessees will be maintained. The credit quality of an individual lease may deteriorate after the lease is entered into. Collection risk could increase in the future, particularly as the AFG Trusts remarket their equipment and enter re-lease agreements with different lessees. The AFG Trusts' managing trustee will continue to evaluate and monitor the AFG Trusts' experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

At March 31, 2002, the AFG Trusts were due aggregate future minimum lease payments of approximately $15.8 million from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of approximately $45.7 million. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the AFG Trusts will become less predictable as the Trusts remarket their equipment.

In the future, the nature of the AFG Trusts' operations and principal cash flows will continue to shift from rental receipts to equipment sale proceeds. As this occurs, the AFG Trusts' cash flows resulting from equipment investments may become more volatile in that certain of the AFG Trusts' equipment leases will be renewed and certain of its assets will be sold. In some cases, the AFG Trusts may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The AFG Trusts' advisor, EFG, and the AFG Trusts' managing trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the AFG Trusts' future working capital requirements, in establishing the amount and timing of future cash distributions.

During the three months ended March 31, 2002 and 2001, the AFG Trusts realized net cash proceeds from equipment disposals of $300,904 and $721,922, respectively.

Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

The AFG Trusts obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities in accompanying Consolidated Statements of Cash Flows. Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period, which period generally coincides with the lease term. The amount of cash used to repay debt obligations may fluctuate in the future due to the financing of assets, which may be acquired. The Trusts have a balloon payment debt obligation of approximately $32 million and approximately $4.6 million at the expiration of the lease terms related to aircraft leased to Scandanavian Airlines System and Emery Worldwide, respectively. Repayment of the balloon debt obligations will be dependent upon the negotiations of future lease contracts or future sale of these assets or, alternatively, the use of working capital.

In December 2000, the AFG Trusts formed MILPI Holdings, which formed MAC, a wholly-owned subsidiary. The Trusts collectively paid $1.2 million for their membership interest in MILPI Holdings and MILPI Holdings purchased the shares of MAC for an aggregate purchase price of $1.2 million at December 31, 2000. MAC entered into a definitive agreement with PLM, a publicly traded equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MAC commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MAC acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. The assets of PLM included cash and cash equivalents of approximately $4.4 million. On February 6, 2002, MAC completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholder's meeting. The remaining 17% of the outstanding PLM common stock was purchased for approximately $4.4 million, resulting in additional goodwill of approximately $3.3 million. Concurrent with the completion of the merger, PLM ceased to be publicly traded. The $4.4 million of funds were obtained from existing resources and internally generated funds of AFG Investment Trust C and AFG Investment Trust D ("Trusts C and D") and by means of two 364 day, unsecured loans from PLM to Trusts C and D aggregating $1.3 million. The loans have an interest rate of LIBOR plus 200 basis points.

Since 1997, the Company has effected several highly leveraged purchase transactions with related parties. Most significantly, the Company purchased Equis II Corporation for $21.945 million from the Company's Chief Executive Officer, Gary D. Engle, certain trusts established for the benefit of Mr. Engle's children, and James A. Coyne, the Company's President. A significant portion of the purchase price, or $19.586 million, was financed under installment debt owed to the sellers. In 2000, a portion of this indebtedness was retired by issuing 326,462 shares of common stock, as permitted by the authorization of shareholders obtained on November 2, 2000. The Company's other principal purchase transactions since 1997, involving Ariston Corporation, the Special Beneficiary Interests, and AFG ASIT Corporation were acquired from EFG, a limited partnership that is controlled by Mr. Engle. At March 31, 2002 and 2001, the Company owed Mr. Engle, Mr. Coyne or their affiliates approximately $35 million. The Company expects that all of the purchase price indebtedness for Equis II Corporation, Ariston Corporation, and the Special Beneficiary Interests will be repaid through the collection of future cash distributions generated in connection with these assets and the collection of amounts due from Mr. Engle and Mr. Coyne in connection with their respective debt obligations to certain subsidiaries of the Company. The purchase price indebtedness for AFG ASIT Corporation was repaid in 1999. One of the Company's debt obligations to related parties, totaling approximately $4 million, is due to several limited partnerships controlled by Mr. Engle. The Company expects to repay this debt using a portion of the proceeds generated by developing Rancho Malibu.

Mr. Engle controls the timing and authorization of cash distributions to be paid from all of the affiliates upon which amortization of the Company's related party debt obligations is predominantly dependent. Moreover, as a result of the issuance of common stock in connection with the Equis II acquisition, voting control of the Company is vested in Mr. Engle and Mr. Coyne. At March 31, 2002, Mr. Engle owns or controls 35.4% and Mr. Coyne owns or controls 17.6% of the Company's outstanding common stock.

Looking forward, the Company does not anticipate any near term incremental free cash flow as a result of its acquisitions from related parties described above. Substantially all of the net cash flow generated by these acquisitions will be used to repay corresponding purchase price indebtedness.

MILPI HOLDINGS, LLC: As described above, at March 31, 2002, MILPI Holdings owned approximately 100% of the outstanding common stock of PLM. PLM's cash requirements have historically been satisfied through cash flow from operations, borrowings, and the sale of equipment and business segments. The level of liquidity in 2002 and beyond will depend, in part, on the management of existing sponsored programs and the effectiveness of cost control programs. Management believes PLM will have sufficient liquidity and capital resources for the future.

During the three months ended March 31, 2002, the cash and cash equivalents of MILPI Holdings decreased approximately $3.1 million from approximately $14 million to approximately $10.9 million. The decrease during the period primarily resulted from approximately $5 million of net cash used in MILPI Holdings' investment activities offset by $1.9 million of net cash provided by financing and operating activities. The net cash used in investment activities primarily reflects MILPI Holdings' acquisition of the remaining 17% of the common stock of PLM and the related loans made by PLM to Trusts C and D as discussed above. In addition, MILPI Holdings received distributions of approximately $600,000 from certain of the funds managed by PLM. Cash provided by operating and financing activities primarily consisted of capital contributions of approximately $4.4 million from Trusts C and D, which were utilized to acquire the additional PLM common stock offset by a dividend of approximately $2.7 million paid to the AFG Trusts.

In April 2001, PLM entered into a $15.0 million warehouse facility, which is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC, which allows PLM to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduced the amount available to be borrowed by PLM. This facility was amended in December 2001 to lower the amount available to be borrowed to $10.0 million. This facility expires in July 2002. PLM believes it will be able to extend the facility with similar terms upon the facility's extended expiration. As of March 31, 2002, PLM had no borrowings outstanding under this facility and there were no borrowings outstanding under this facility by any other eligible borrower.

In March 2001, the Internal Revenue Service notified PLM that it would conduct an audit regarding PLM's tax withholding of payments to foreign entities. The audit occurred in 2001 and related to two partnerships in which PLM formerly held interests as the 100% direct and indirect owner. One audit relates to the years between 1997 and 1999, while the other audit relates to the years 1998 and 1999. PLM is awaiting the results of the audit from the Internal Revenue Service. Management believes that the positions taken on the withholding tax returns will be upheld by the Internal Revenue Service upon audit. If PLM's position is not upheld by the Internal Revenue Service, the foreign entities are legally obligated to indemnify PLM for any losses. If the Internal Revenue Service does not uphold the PLM's position and the foreign entities do not honor the indemnification, PLM's financial condition, results of operations, and liquidity would be materially impacted.

REAL  ESTATE  OPERATIONS
------------------------

The Company owns approximately 270 acres of undeveloped land north of Malibu, California called Rancho Malibu. Approximately 40 acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. The Company capitalized approximately $466,002 and $568,508 of costs during the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, the Company has obtained all transfer development credits and has begun development of the property. The Company continues to seek joint venture partners to participate in this project, which may include Trusts C and D.

The AFG Trusts and Semele collectively expended approximately $10.7 million to acquire their respective interests in EFG Kirkwood LLC ("EFG Kirkwood"), a wholly-owned subsidiary which has an indirect ownership interest in two winter resorts: Mountain Resort and Mountain Springs. Mountain Resort, through four wholly-owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. Mountain Springs, through a wholly-owned subsidiary, owns a controlling interest in Purgatory Ski resort in Durango, Colorado.

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

The Company's involvement in real estate development also introduces financial risks, including the potential need to joint venture and/or borrow funds to develop the real estate projects. While the Company's management presently does not foresee any unusual risks in this regard, it is possible that factors beyond the control of the Company, its affiliates and joint venture partners, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future.

The ski resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater financial resources and experience  in  the  industry  than  either  the  Company  or  its  partners.

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

PART  II  -  OTHER  INFORMATION
-------------------------------

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities and Use of Proceeds
           None

Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits
(a)        None
(b)        The Company did not file any Forms 8-K during the first quarter of the fiscal year ending December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


SEMELE  GROUP  INC.




By:     /s/  Gary  D.  Engle     Date:  May  20,  2002
     Gary  D.  Engle,  Chairman,  Chief  Executive
     Officer  and  Director


By:     /s/  James  A.  Coyne     Date:  May  20,  2002
     James  A.  Coyne,  President,  Chief  Operating
     Officer  and  Director


By:     /s/  Michael  J.  Butterfield     Date:  May  20,  2002
     Michael  J.  Butterfield,
     Chief  Financial  Officer  and  Treasurer