Form 10QSB
period 2002-06-30
SEMELE GROUP INC
filed 2002-08-19
CIK 812914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB



[  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  June  30,  2002

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


Shares  of  common  stock  outstanding  as  of  August  14,  2002:  2,078,718


Transitional  Small  Business  Disclosure  Format:  YES.  NO  X.
                                                            ---

                                SEMELE GROUP INC.

                                   FORM 10-QSB

                                      INDEX




                                                                                Page
                                                                                ----

PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements

  Consolidated balance sheets at June 30, 2002 and December 31, 2001               3

  Consolidated statements of operations for the three and six months
  ended June 30, 2002 and 2001                                                     4

  Consolidated statement of stockholders' capital (deficit) for the six months
   ended  June 30, 2002                                                            5

  Consolidated statements of cash flows for the six months
  ended June 30, 2002 and 2001                                                     6

  Notes to the Consolidated Financial Statements                                   7


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 22


PART II.  OTHER INFORMATION:

Items 1 - 6                                                                       32

Signatures                                                                        33


------


PART  I  -  FINANCIAL  INFORMATION
----------------------------------

                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001




                                                                                            June 30,       December 31,
  (Unaudited)                                                                                 2002             2001
------------------------------------------------------------------------                ----------------  --------------
ASSETS
Cash and cash equivalents                                                                 $  17,299,796   $  19,953,899
Restricted cash                                                                                 454,614         452,370
Rents and other receivables                                                                   1,680,752       1,183,127
Due from affiliates                                                                           4,512,918       4,624,498
Equipment held for lease, net of accumulated depreciation
  of $63,294,909 and $62,491,363 at June 30, 2002 and
  December 31, 2001, respectively                                                            44,561,556      53,385,432
Real estate held for development and sale                                                    12,594,490      11,279,856
Land                                                                                          1,929,000       1,929,000
Buildings, net of accumulated depreciation of $2,062,212 and $1,884,896
  at June 30, 2002 and December 31, 2001, respectively                                        9,870,785      10,048,101
Interest in affiliated companies                                                             23,725,411      24,321,861
Interest in non-affiliated companies                                                         16,850,529      16,471,490
Other assets                                                                                  3,939,403       3,648,170
Goodwill, net of accumulated amortization of $764,762 at
   June 30, 2002 and December 31, 2001                                                        7,894,349       4,590,299

      Total assets                                                                        $ 145,313,603   $ 151,888,103

LIABILITIES
Accounts payable and accrued expenses                                                     $   8,659,777   $   8,811,499
Deferred rental income                                                                          583,523         583,535
Other liabilities                                                                             3,154,507       3,154,507
Indebtedness                                                                                 48,871,314      52,918,296
Indebtedness and other obligations to affiliates                                             40,257,104      39,408,049
Deferred income taxes                                                                        11,688,968       9,751,000

     Total liabilities                                                                      113,215,193     114,626,886

Minority interests                                                                           50,893,932      55,408,679

Commitments and contingencies

STOCKHOLDERS' CAPITAL (DEFICIT)
Common stock, $0.10 par value; 5,000,000 shares authorized;
  2,916,647 shares issued at June 30, 2002 and December 31, 2001                                291,665         291,665
Additional paid in capital                                                                  144,680,487     144,680,487
Accumulated deficit                                                                        (149,534,668)   (148,886,608)
Deferred compensation, 164,279 shares at June 30, 2002
  and December 31, 2001                                                                        (816,767)       (816,767)
Treasury stock at cost, 837,929 shares at June 30, 2002
   and December 31, 2001                                                                    (13,416,239)    (13,416,239)
     Total stockholders' deficit                                                            (18,795,522)    (18,147,462)
                                                                                          --------------  --------------

     Total liabilities, minority interests and stockholders' deficit                      $ 145,313,603   $ 151,888,103

The accompanying notes are an integral part of these consolidated financial statements.



                                SEMELE GROUP INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                For the three months ended  For the six months ended
                                                                           June 30,                  June 30,
                                                                     2002          2001          2002         2001
                                                                 ============  ============  ============  ===========
REVENUES

Lease revenue                                                    $ 3,026,860   $ 4,023,557   $ 6,310,887   $ 7,716,506
Management fee income from affiliates                              1,254,999     2,136,666     2,520,799     3,355,000
Interest income                                                       68,214       290,499       200,531       576,911
Interest income from affiliates                                       91,132        65,435       142,398       130,870
Gain on sales of equipment, net                                       94,131        32,278       177,888       631,290
Equity income (loss) in affiliated companies                        (150,719)      488,844      (119,320)      646,090
Equity income (loss) in non-affiliated   ssscompanies             (1,770,516)   (2,334,957)    1,018,949     1,211,870
Other income                                                          94,418       697,025       390,062       969,448
  Total revenues                                                   2,708,519     5,399,347    10,642,194    15,237,985
---------------------------------------------------------------

EXPENSES

Depreciation and amortization expense                              2,161,188     2,758,022     4,481,548     5,424,441
Interest on indebtedness                                           1,104,917     1,305,011     1,846,918     2,613,375
Interest on indebtedness and other obligations
  to affiliates                                                      580,140       432,905     1,052,617       870,477
Write-down of equipment                                            1,934,592            --     1,934,592            --
General and administrative expenses                                  574,625       125,804     1,688,654     2,082,325
Fees and expenses to affiliates                                      895,548     1,220,090     1,363,499     2,606,686
  Total expenses                                                   7,251,010     5,841,832    12,367,828    13,597,304
---------------------------------------------------------------

Income (loss) before income taxes and
  Minority interest                                               (4,542,491)     (442,485)   (1,725,634)    1,640,681

Provision for income taxes                                           265,242       332,000       529,089       422,000
Elimination of consolidated subsidiaries'
  minority interests                                              (3,179,680)   (1,188,508)   (1,606,663)      313,207

Net income (loss)                                                $(1,628,053)  $   414,023   $  (648,060)  $   905,474


Basic earnings per share
  Net income (loss)                                              $     (0.78)  $      0.20   $     (0.31)  $      0.44
  Basic weighted average number of common shares outstanding       2,078,718     2,078,718     2,078,718     2,078,718
                                                                 ============  ============  ============  ===========

Fully diluted earnings per share
  Net income (loss)                                              $     (0.78)  $      0.20   $     (0.31)  $      0.44
  Diluted weighted average number of common shares outstanding     2,078,718     2,078,718     2,078,718     2,078,718
                                                                 ============  ============  ============  ===========





    The accompanying notes are an integral part of these consolidated financial
    ===========================================================================
                                   statements.
                                   ===========

                                     ======
                                SEMELE GROUP INC.
                                =================
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' CAPITAL (DEFICIT)
            =========================================================
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                     ======================================
                                   (UNAUDITED)
                                   ===========


                                Common      Additional      Accumulated       Deferred       Treasury
                                Stock    Paid in Capital      Deficit       Compensation       Stock          Total
 Balance at December 31, 2001  $291,665  $    144,680,487  $(148,886,608)  $    (816,767)  $(13,416,239)  $(18,147,462)

   Net loss                          --                --       (648,060)             --             --       (648,060)

 Balance at June 30, 2002      $291,665  $    144,680,487  $(149,534,668)  $    (816,767)  $(13,416,239)  $(18,795,522)

























    The accompanying notes are an integral part of these consolidated financial statements.


                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                              2002          2001
                                                                          ------------  -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                                       $  (648,060)  $    905,474
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization expense                                   4,481,548      5,424,441
    Gain on sale of equipment, net                                           (177,888)      (631,290)
    Write-down of equipment                                                 1,934,592             --
    Equity (income) loss in affiliated companies                              119,320       (646,090)
    Equity income in non-affiliated companies                              (1,018,949)    (1,211,870)
    Elimination of consolidated subsidiaries' minority interests           (1,606,663)       313,207
  Changes in assets and liabilities:
    Decrease (increase) in:
    Rents and other receivables                                              (497,625)       982,260
    Other assets                                                             (305,258)       712,648
    Due from affiliates                                                       111,580        632,719
    Decrease in:
    Accounts payable and accrued expenses                                    (489,127)   (10,657,300)
      Net cash provided by (used in) operating activities                   1,903,470     (4,175,801)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Proceeds from equipment sales                                             2,774,720      1,174,411
  Proceeds from assets held for sale                                                -     10,250,000
  Purchase of equipment held for lease                                              -        (55,000)
  Restricted cash                                                                   -      2,109,588
  Cash distributions from PLM investment programs                             903,242      1,211,000
  Cash distributions from non-affiliated companies                            639,911              -
  Purchase of PLM, net of cash acquired                                    (4,362,885)   (17,385,000)
  Costs capitalized to real estate held for development or sale            (1,314,634)      (862,216)
      Net cash used in investing activities                                (1,359,646)    (3,557,217)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Redemption of stock options                                                       -       (604,000)
  Proceeds from indebtedness                                                        -      1,884,140
  Principal payments on indebtedness                                       (4,046,982)    (6,021,704)
  Indebtedness and other obligations to affiliates                            849,055        908,633
      Net cash used in financing activities                                (3,197,927)    (3,832,931)
                                                                          ------------

  Net decrease in cash and cash equivalents                                (2,654,103)   (11,565,949)
  Cash and cash equivalents at beginning of period                         19,953,899     27,830,365
  Cash and cash equivalents at end of period                              $17,299,796   $ 16,264,416
                                                                          ------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest (net of capitalized interest of $311,261 and $438,550 for the six months ended
  June 30, 2002 and 2001, respectively)                                   $ 2,007,079   $  2,533,024
  Cash paid during the period for taxes                                   $   338,828   $  6,301,000
                                                                          ============  =============



    The accompanying notes are an integral part of these consolidated financial statements.


NOTE  1  -  BASIS  OF  PRESENTATION

The consolidated financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission and are unaudited. Rule 310 provides that footnote disclosures that would substantially duplicate those contained in the most recent annual report to shareholders may be omitted from interim financial statements. The accompanying consolidated financial statements have been prepared on that basis and, therefore, should be read in conjunction with the consolidated financial statements and footnotes presented in the 2001 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 2001 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company's consolidated financial position at June 30, 2002 and December 31, 2001 and its consolidated results of operations for the three and six month periods ended June 30, 2002 and 2001 have been made and are reflected. Reference to "Semele" or the "Company" in these financial statements means Semele Group Inc., it subsidiaries and consolidated affiliates.

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

Cash  and  Cash  Equivalents  and  Restricted  Cash
---------------------------------------------------

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Generally, excess cash is invested in either (i) reverse repurchase agreements with overnight maturities at large institutional banks or (ii) domestic money market funds that invest in high-quality U.S. dollar denominated securities, including U.S. government securities. The composition of the Company's consolidated cash position at June 30, 2002 and December 31, 2001 is summarized in the table below. The availability of cash held by the four AFG Investment Trusts (the "AFG Trusts" or the "Trusts"), MILPI Holdings, LLC and the AFG International Limited Partnerships to Semele is subject to terms and conditions over the use and disbursement of cash and other matters contained in respective agreements that govern those entities. The Company has voting control over most matters concerning these entities, including the declaration, authorization, and amount of cash distributions.


                                                    2002         2001
                                                 -----------  -----------
Semele Group Inc. and wholly-owned subsidiaries  $ 1,413,827  $   479,224
EFG Kirkwood                                         638,411            -
AFG Investment Trust A                               628,646      587,819
AFG Investment Trust B                             1,042,876      899,569
AFG Investment Trust C                             1,169,614    1,716,588
AFG Investment Trust D                               411,059    1,887,691
AFG International Limited Partnerships               470,107      346,008
MILPI Holdings, LLC                               11,525,256   14,037,000
                                                 -----------  -----------

  Total                                          $17,299,796  $19,953,899
                                                 ===========  ===========


Restricted cash of $454,614 at June 30, 2002 consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions per legally binding agreements.


Revenue  Recognition
--------------------

The Company earns rental income from a diversified portfolio of equipment held for lease and from two special-purpose commercial buildings. Rents are due monthly, quarterly or semi-annually and no significant amounts are earned based on factors other than the passage of time. Substantially all of the Company's leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Rents received prior to their due dates are deferred. At June 30, 2002 and December 31, 2001, deferred rental income was approximately $584,000.

PLM Financial Services, Inc. ("FSI"), a wholly owned subsidiary of PLM International, Inc. ("PLM"), earns revenues in connection with the management of limited partnerships and private placement programs (See Note 5). Equipment acquisition and lease negotiation fees are earned through the purchase and initial lease of equipment, and are recognized as revenue when FSI completes all of the services required to earn the fees, typically when binding commitment agreements are signed. Management fee income is earned by FSI for managing the equipment portfolios and administering investor programs as provided for in various agreements, and is recognized as revenue over time as it is earned.

Goodwill
--------

Goodwill is calculated as the excess of the aggregate purchase price over the fair market value of identifiable net assets acquired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). In accordance with SFAS No. 141, the Company allocates the total purchase price to the assets acquired and liabilities assumed based on the respective fair market values at the date of acquisition.

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142"). As a result, the discontinuance of goodwill and other intangible asset amortization was effective upon adoption of SFAS 142. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Company completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Company's financial statements as a result of this analysis.

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

Impairment  OF  Long-Lived  Assets
----------------------------------

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying basis of the asset. The determination of net realizable value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest (See Note 4).

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

In 2001 and through February 2002, prior to the completion of the acquisition of 100% of the common stock of PLM, the remaining minority interests primarily relates to approximately 17% of the outstanding common stock of PLM.

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

On February 6, 2002, MAC completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM, with PLM as the surviving entity. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting. The remaining interest was purchased for approximately $4.4 million, resulting in additional goodwill of approximately $3.3 million. Concurrent with the completion of the merger, PLM ceased to be publicly traded.

The staff of the SEC informed the AFG managing trustee that it believes the AFG Investment Trust A and AFG Investment Trust B may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the "Act"). The AFG managing trustee is engaged in discussions with the staff regarding this matter. The AFG Trusts, after consulting with counsel, do not believe that they are unregistered investment companies. However, it is possible that the AFG Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. Although the Trusts, after consulting with counsel, do not believe they are an unregistered investment company, two of the Trusts agreed to liquidate their assets in order to resolve the matter with the staff. Accordingly, as of December 6, 2001, the managing trustee of the Trusts resolved to cause the AFG Investment Trust A and AFG Investment Trust B to dispose of their assets prior to December 31, 2003. Upon consummation of the sale of their assets, these Trusts will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of their Trust Agreements. If necessary, AFG Investment Trust C and AFG Investment Trust D intend to avoid being deemed investment companies by means that may include disposing or acquiring certain assets that they might not otherwise dispose or acquire.

The following pro forma consolidated results of operations for the period ended June 30, 2001 assumes the February 2002 PLM acquisition occurred as of January 1, 2001. Because the remaining PLM interest was acquired in February of 2002 and consequently PLM operating results were included from February 6, 2002 through June 30, 2002, pro forma information for 2002 was not considered necessary.



                                           FOR THE THREE MONTHS FOR THE SIX MONTHS
                                                   ENDED          ENDED
                                               JUNE 30, 2001   JUNE 30, 2001
                                              ---------------  --------------
Total revenues                                $    5,506,702   $   15,452,695
Net income (loss) from continuing operations  $     (335,130)  $    1,855,391
Net income                                    $      521,378   $    1,120,184

Per share information:
Net income (loss) from continuing operations  $       ( 0.16)  $         0.89
Net income                                    $         0.25   $         0.54



These amounts include PLM's actual results for the six months ended June 30, 2001 adjusted for various purchase accounting adjustments, including elimination of minority interest. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

The Company adopted SFAS No. 142 on January 1, 2002. The amortization expense and net income for the six months ended 2002 and 2001 are summarized as follow:


                                                       FOR THE SIX MONTHS   FOR THE SIX MONTHS
                                                          JUNE 30, 2002       JUNE 30, 2001
                                                       -------------------  ------------------
Reported net income (loss)                                       (648,060)             905,474
Add back: goodwill amortization- MILPI Holdings, LLC                    -              347,619
Adjusted net income (loss)                                       (648,060)           1,253,093
                                                       -------------------  ------------------

Basic and fully diluted earnings per share:
  Reported net income (loss)                                        (0.31)                0.44
  Goodwill amortization                                                 -                 0.16
  Adjusted net income (loss)                                        (0.31)                0.60
                                                       -------------------  ------------------





NOTE  4  -  EQUIPMENT  HELD  FOR  LEASE

The following is a summary of all equipment in which the Company has an interest at June 30, 2002. Substantially all of the equipment is leased under triple net lease agreements meaning that the lessees are responsible for maintaining, insuring and operating the equipment in accordance with the terms of the respective lease agreements. Remaining lease term (months), as used below, represents the number of months remaining under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.


..                                             Remaining
                                            =============
..                                            Lease Term     Equipment
 Equipment Type                               (Months)        Cost
------------------------------------------  -------------  -----------

Aircraft                                            0-36   $79,628,529
Manufacturing                                       0-14     8,898,851
Locomotives                                         0-14     8,508,840
Materials handling                                  0-16     6,268,764
Computers and peripherals                           0-11     3,000,433
Construction and mining                              0-6     1,099,590
Miscellaneous                                       0-16       451,458
                                            -------------  -----------
Total equipment cost                                       107,856,465
Accumulated depreciation                                   (63,294,909)
                                                          -------------
Equipment, net of accumulated depreciation                $ 44,561,556
                                                         =============


The  equipment  is  owned  by  the Company's consolidated affiliates as follows:

   AFG Investment Trust A  $  2,367,855
   AFG Investment Trust B     2,968,601
   AFG Investment Trust C    45,932,028
   AFG Investment Trust D    56,538,879
 MILPI Holdings, LLC             49,102
                           ------------
     Total                 $107,856,465
                           ============


The preceding summary of equipment includes leveraged equipment having an original cost of approximately $80,903,000 and a net book value of $40,639,000 at June 30, 2002. Indebtedness associated with the equipment is summarized in
Note 8. Generally, indebtedness on leveraged equipment will be amortized by the rental streams derived from the corresponding lease contracts, although certain aircraft have balloon debt obligations that will not be amortized by scheduled lease payments. Such obligations may result in future refinancings to extend the repayment periods or the sale of the associated assets to retire the indebtedness.

Future minimum rental payments due in connection with all equipment are scheduled as follows:

For the year ending June 30, 2003  $10,071,454
                             2004    4,386,252
                             2005    1,226,792
                                    ---------

Total                              $15,684,498
                                   ===========


At June 30, 2002, the cost and net book value of equipment held for sale or re-lease was approximately $13.3 million and $2.3 million, respectively. The Managing Trustee of the Trusts is actively seeking the sale or re-lease of all equipment not on lease. In addition, the equipment summary above includes equipment being leased on a month-to-month basis.

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the three months ended June 30, 2002, the Trusts recorded a write-down of equipment , representing impairment to the carrying value of the Trust's interests in a McDonnell Douglas MD-87 aircraft. The resulting charge of $1,934,592 was based on a comparison of estimated fair value and carrying value of the AFG Trusts' interests in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment by the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with the change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines.


NOTE  5  -  INTERESTS  IN  AFFILIATED  COMPANIES

The Company has equity interests in the following affiliates as of June 30, 2002 and December 31, 2001:

                                              2002         2001
                                           -----------  -----------

Equity Interests in Partnerships           $ 2,911,670  $ 3,373,933
Equity Interest in Equipment Growth Funds   20,813,741   20,947,928
                                           -----------  -----------

Total                                      $23,725,411  $24,321,861
                                           ===========  ===========


Equity  Interests  in  Partnerships
-----------------------------------

In 1998, the Company acquired Ariston Corporation ("Ariston") which had an ownership interest in 11 limited partnerships engaged primarily in the equipment leasing business. In addition to the partnership interests, Ariston has an interest in each of the AFG Trusts which is eliminated in consolidation. Ariston's percentage ownership for each interest varies from less than 1% to 16%. The partnerships are controlled by Equis Financial Group Limited Partnership, ("EFG"), an affiliated entity controlled by Gary D. Engle. Total equity loss recognized was approximately $438,000 and $462,000 during the three and six months ended June 30, 2002, respectively, as compared to equity income of approximately $489,000 and $646,000, respectively, recognized during the three and six months ended June 30, 2001.

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

FSI is the manager of 11 investment programs ("EGF Programs"). Distributions of the programs are allocated as follows: 99% to the limited partners and 1% to the General Partner in PLM Equipment Growth Fund ("EGF") I and PLM Passive Income Investors 1988-II; 95% to the limited partners and 5% to the General Partner in EGF's II, III, IV, V, VI, and PLM Equipment Growth & Income Fund VII ("EGF
VII"); and 85% to the members and 15% to the manager in Equipment Growth & Income Fund I ("Fund 1"). PLM's interest in the cash distributions of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. Net income is allocated to the General Partner subject to certain allocation provisions. FSI also receives a management fee on a per railcar basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" over $750 per car per quarter from Covered Hopper Program 1979-1. FSI is entitled to reimbursement from the equipment growth funds for providing certain administrative services. During the three and six months ended June 30, 2002, the Company recorded $287,208 and $342,942 of equity income and received distributions of $300,031 and $903,242 from the EGF Programs, respectively.

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

Summarized  Financial  Information  for  Equity  Interests  in  Partnerships and
--------------------------------------------------------------------------------
Equipment  Growth  Funds
------------------------

The Company recorded income from its equity interest in the EGF Programs based upon its ownership of common stock in PLM during the respective periods (see
Note 3). The summarized combined financial information for the EGF Programs for the three and six months ending June 30, 2002 and 2001 is as follows:

                FOR THE THREE    FOR THE THREE    FOR THE SIX      FOR THE SIX
                MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
Total revenues  $   21,001,000   $   27,204,000   $   41,596,000   $   58,215,000
                ---------------  ---------------  ---------------  ---------------
Total expenses     (13,000,000)     (12,375,000)     (28,555,000)     (33,520,000)
Net income      $    8,001,000   $   14,829,000   $   13,041,000   $   24,695,000
                ---------------  ---------------  ---------------  ---------------




NOTE  6  -  INTERESTS  IN  NON-AFFILIATED  COMPANIES

The Company has equity interests in the following non-affiliated companies as of June 30, 2002 and December 31, 2001:


                                                               2002         2001
                                                            -----------  -----------

Interest in Mountain Resort Holdings, LLC                   $ 7,597,934  $ 7,327,997

Advances to and interest in Mountain Springs   Resort, LLC    1,075,774      777,005
Interest in EFG/Kettle Development LLC                        7,551,934    7,740,101
Interest in other                                               624,887      626,387
                                                            -----------  -----------

Total                                                       $16,850,529  $16,471,490
                                                            ===========  ===========



Mountain  Resort Holdings, LLC and Mountain Springs Resort, LLC - Winter Resorts
--------------------------------------------------------------------------------

The Company, through its ownership of EFG Kirkwood LLC ("EFG Kirkwood"), has equity interest in Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC. The Company's ownership interest in Mountain Resort Holdings, LLC ("Mountain Resort") and Mountain Springs Resort, LLC ("Mountain Springs") had an original cost of approximately $7.3 million and $3.4 million, respectively, including acquisition fees of $64,865 and $34,000, respectively, paid to EFG by the AFG Trusts. Mountain Resort is primarily a ski and mountain recreation resort located in California. Mountain Springs has majority ownership in DCS/Purgatory LLC ("Purgatory"), a ski resort located in Colorado. The Company's ownership interests in Mountain Resort and Mountain Springs are accounted for using the equity method. The Company recorded a loss and income of approximately $1.8 million and $1.2 million, respectively, for the three and six months ended June 30, 2002 compared to a loss and income of approximately $1.5 million and $2.2 million, respectively, for the three and six months ended June 20, 2001, from its interest in Mountain Resort and Mountain Springs. The Company also received a preferred stock distribution of approximately $640,000 from Mountain Resort Holdings, LLC during the six months ended June 30, 2002.

On August 1, 2001, EFG Kirkwood entered into a guarantee agreement whereby EFG Kirkwood guarantees the payment obligations under a revolving line of credit between Purgatory and a third party lender. The amount of the guarantee shall consist of the outstanding balance of the line of credit which cannot exceed the principal balance of $3.5 million. As of June 30, 2002, Purgatory had an outstanding balance of approximately $1.3 million on the line of credit.

The table below provides comparative summarized financial information for Mountain Resort and the Purgatory ski resort for the three and six months ended June 30, 2002 and 2001. Mountain Resort and Purgatory have an April 30th fiscal year end. The operating results shown below have been conformed to the three and six months ended June 30, 2002 and 2001.

                        FOR THE THREE    FOR THE THREE     FOR THE SIX      FOR THE SIX
                        MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                        JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
                       ---------------  ---------------  ---------------  ---------------
Mountain Resort
---------------------
Total revenues           $4,070,745       $4, 400,053      $20,476,082      $20,560,862
Total expenses           (5,359,278)      (6,064,728)     (16,564,726)     (17,347,954)
Income taxes                (800)          (52,243)          (6,208)         (52,243)
Net income (loss)       $(1,289,333)     $(1,716,918)      $3,905,148       $3,160,665
                       ---------------  ---------------  ---------------  ---------------

Purgatory Ski Resort
---------------------
Total revenues            $478,830         $759,484        $9,881,884       $11,146,188
Total expenses           (3,175,826)      (2,598,400)      (9,284,346)      (8,576,123)
Net income (loss)       $(2,696,996)     $(1,838,916)       $597,538        $2,570,065
                       ---------------  ---------------  ---------------  ---------------


















Interest  in  EFG/Kettle  Development  LLC-  Residential  Community
-------------------------------------------------------------------

On June 1, 1999, the Company and two of the AFG Trusts formed EFG/Kettle Development LLC ("Kettle Valley"), a Delaware limited liability company. Kettle Valley was formed for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development project in Kelowna, British Columbia, Canada. The real estate development, which is being developed by Kettle Valley Development Limited Partnership ("KVD LP"), consists of approximately 280 acres of land under development. The development is zoned for 1,120 residential units in addition to commercial space. To date, 113 residential units have been constructed and sold and 11 additional units are under construction. A subsidiary of the Company is the sole general partner of KVD LP. An unaffiliated third party has retained the remaining 50.1% indirect ownership interest in the development.

The Company accounts for its ownership interest in Kettle Valley using the equity method of accounting. During the three and six months ended June 30, 2002, the Company recorded equity income and loss of approximately $14,000 and $188,000, respectively. During the three and six months ended June 30, 2001, the Company recorded equity losses of approximately $887,000 and $1,005,000, respectively.

THE TABLE BELOW PROVIDES COMPARATIVE SUMMARIZED FINANCIAL INFORMATION FOR KVD LP. KVD LP HAS A JANUARY 31 FISCAL YEAR END AND THE COMPANY HAS A DECEMBER 31 FISCAL YEAR END. THE OPERATING RESULTS OF KVD LP SHOWN BELOW HAVE BEEN CONFORMED FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.




                      FOR THE THREE    FOR THE THREE     FOR THE SIX      FOR THE SIX
                      MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                      JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001

     Total revenues  $    1,028,748   $      575,770   $    1,276,886   $    1,195,299
     Total expenses      (1,102,604)        (722,438)      (1,487,431)      (1,577,643)
                     ---------------  ---------------  ---------------  ---------------
     Net loss        $      (73,856)  $     (146,668)  $     (210,545)  $     (382,344)
                     ---------------  ---------------  ---------------  ---------------


Kettle Valley owns a 49.9% interest in a company which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the six months ended June 30, 2002, in addition to its share of the loss of KVD LP, the Company's net loss from Kettle Valley includes a loss of $133,967 reflecting the Company's share of the operating results of one of the company's wholly-owned subsidiaries.


NOTE 7 - OTHER ASSETS

At June 30, 2002 and December 31, 2001, other assets consisted of the following:


                                                  2002        2001
                                               ==========  ==========
Deferred financing costs, net                  $  973,397  $1,065,447
                                               ----------  ----------
Cash surrender value of life insurance policy   2,475,828   2,343,000
Prepaid insurance                                 124,157          --
Other                                             366,021     239,723
                                               ----------  ----------
  Total                                        $3,939,403  $3,648,170
                                               ----------  ----------




The Company has capitalized certain costs incurred in connection with long-term financings and lease contracts. These costs are amortized over the life of the respective agreement on a straight-line basis. Amortization expense resulting from deferred financing and leasing costs was approximately $57,000 and $92,000 for the three and six months ended June 30, 2002.

PLM has life insurance policies on certain current and former employees which had a $2.5 million and $2.3 million cash surrender value as of June 30, 2002 and December 31, 2001, respectively.

NOTE  8  -  NOTES  PAYABLE  TO  THIRD  PARTIES

At  June  30,  2002,  the Company had aggregate indebtedness to third parties of approximately  $48.9  million,  including  two  note  obligations  totaling approximately $5.3 million associated with the Company's two commercial buildings. One loan, with a balance of approximately $5.0 million, matures on June 1, 2010 and carries a fixed annual interest rate of 7.86% and the other loan, with a balance of $322,559, matures on December 31, 2002 and carries a variable annual interest rate equal to prime plus 1.50% (6.25% at June 30, 2002). The remainder of the Company's indebtedness to third parties is non-recourse installment debt pertaining to equipment held on operating leases. Generally, this debt is secured by the equipment and will be fully amortized over the terms of the lease agreements corresponding to each asset. However, in certain instances involving aircraft, retirement of the debt obligations is primarily dependent upon the residual value of the equipment. Interest rates on equipment debt obligations range from 6.76% to 7.93% at June 30, 2002. The carrying amount of the Company's notes payable to third parties approximates fair value at June 30, 2002.

In April 2001, PLM entered into a $15.0 million warehouse facility, which is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Fund I, that allows PLM to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by PLM. All borrowings under this facility are guaranteed by PLM. This facility provides for financing up to 100% of the cost of the asset. Interest accrues at prime or LIBOR plus 200 basis points, at the option of PLM. Borrowings under this facility may be outstanding up to 270 days. This facility was amended in December 2001 to lower the amount available to be borrowed to $10.0 million. In July 2002, PLM reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date to June 30, 2003. All borrowings must be repaid upon the expiration of this facility. PLM believes it will be able to extend the facility with similar terms upon the facility's extended expiration. As of June 30, 2002, PLM had no borrowings outstanding under this facility and there were no borrowings outstanding under this facility by any other eligible borrower.

The annual maturities of the Company's indebtedness to third parties is summarized below:

                                      .  BUILDINGS   EQUIPMENT    TOTAL
                                         ----------  -----------  -----------

For the year ending June 30,       2003  $  685,531  $ 5,255,734  $ 5,941,265
..                                  2004     423,815   37,788,099   38,211,914
                                   2005     458,352      498,064      956,416
..                                  2006     495,707           --      495,707
                                   2007     664,151           --      664,151
            Thereafter                    2,601,861          --    2,601,861
                                          ---------  ----------  -----------

Total                                    $5,329,417  $43,541,897  $48,871,314
                                         ==========  ===========  ===========



The Company's indebtedness to third parties is divided among the Company's consolidated affiliates as follows:

AFG Investment Trust A                  $   365,015
AFG Investment Trust B                      365,015
AFG Investment Trust C                   19,802,423
AFG Investment Trust D                   23,009,444
Old North Capital Limited Partnership     5,006,858
AFG International Limited Partnerships      322,559
                                        -----------

  Total                                 $48,871,314
                                        ===========



NOTE  9  -  RELATED  PARTY  TRANSACTIONS

Administrative  Services
------------------------

A number of Semele Group Inc.'s administrative functions are performed by EFG, pursuant to the terms of a services agreement dated May 7, 1997. EFG is controlled by Gary D. Engle, the Company's Chairman and Chief Executive Officer. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses for which EFG is reimbursed at actual cost. Semele Group Inc. incurred total administrative costs of $9,990 and $65,990 during the three and six months ended June 30, 2002, respectively as compared to total administrative costs of $37,294 and $75,061 during the three and six months ended June 30 2001, respectively.

EFG also provides asset management and other services to the AFG Trusts and is compensated for those services based upon the nature of the underlying transactions. For management services, EFG is paid a management fee equal to 5% of lease revenues earned from operating leases and 2% of lease revenues earned from full-payout leases. Operating expenses incurred by the Company and its subsidiaries that were paid to EFG during the six months ended June 30, 2002 and 2001:



                                   2002        2001
                                 ----------  ----------

Equipment management fees        $  264,079  $  305,245
Administrative charges              450,898     264,678
Reimbursable operating expenses
 due to third parties               648,522   2,036,763
                                 ----------  ----------

Total                            $1,363,499  $2,606,686
                                 ==========  ==========



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

The $19.586 million of promissory notes issued by the Company to acquire Equis II Corporation is divided into two groups of notes. The first group totals $14.6 million and matures on October 31, 2005. These notes bear interest at a face rate of 7% annually, but provide for quarterly interest payments based upon a pay-rate of 3%. The remaining portion, or 4%, is deferred until the maturity date. The Company paid principal and interest of approximately $1.59 million and $99,600, respectively, by issuing 326,462 shares of common stock on November 3, 2000, as permitted by authorization of the Company's shareholders obtained on November 2, 2000. The next installment on the notes was scheduled for January 2002. In December 2001, the notes were amended. As of June 30, 2002, the annual maturities of the notes are scheduled to be paid as follows:

For the year ending June 30, 2003  $ 4,000,000
                             2004    6,002,000
                             2005           --
                             2006    3,000,000
                                   -----------
     Total                         $13,002,000
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

As a result of the termination of the voting trust in November 2000 and due to the control position of Mr. Engle over the Company and Equis II Corporation, the Company obtained full ownership and control of Equis II and control of the Trusts. As such, the acquisition of Equis II has been accounted for as a combination of businesses under common control, similar to a pooling of interests. Accordingly, the Company's consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 include the consolidated financial statements of Equis II Corporation.

Special  Beneficiary  Interests
-------------------------------

In November 1999, the Company purchased from an affiliate certain equity interests in the AFG Trusts, referred to as Special Beneficiary Interests. The Special Beneficiary Interests were purchased from EFG, an affiliate, and consist of an 8.25% non-voting interest in each of the trusts. The Company purchased the interests for approximately $9.7 million under the terms of a non-recourse note, payable over 10 years and bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the Special Beneficiary Interests. To date, the Company has received cash distributions of approximately $3.2 million from the Special Beneficiary Interests and has paid EFG, an affiliate, an equal amount consisting of principal and accrued interest. At June 30, 2002 and December 31, 2001, the non-recourse note payable had an outstanding principal balance of approximately $6.63 million. The Special Beneficiary
Interests  have  been  eliminated  in  consolidation.

Due  From  Affiliates
---------------------

Amounts due from affiliates are summarized below as of June 30, 2002 and December 31, 2001:


                                                                           2002        2001
                                                                     ----------  ----------
Loan obligations due from Mr. Engle and Mr. Coyne                    $2,937,205  $2,937,205
Interest receivable on loan obligations due from
  Mr. Engle and Mr. Coyne                                               650,125     518,766
Rents receivable from EFG escrow  (1)                                   114,091     217,527

Management fees receivable from PLM Equipment      t  Growth Funds      745,043     951,000
Due from Kettle Valley                                                   66,454          --

Total                                                                $4,512,918  $4,624,498
                                                                     ==========  ==========


(1) All rents and proceeds from the sale of equipment by the AFG Trusts are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis.

Indebtedness  and  Other  Obligations  to  Affiliates
-----------------------------------------------------

A summary of the Company's indebtedness and other obligations to affiliates appears below as of June 30, 2002 and December 31, 2001:


                                                         2002         2001
                                                  -----------  -----------
Principal balance of indebtedness to affiliates   $34,949,392  $34,949,392
Accrued interest due to affiliates                  4,900,221    3,789,586
Other  (1)                                            407,491      669,071
                                                  -----------  -----------

Total                                             $40,257,104  $39,408,049
                                                  ===========  ===========


(1) Consists primarily of amounts due to EFG for administrative services and operating expenses.

Principal  Balance  of  Indebtedness  to  Affiliates
----------------------------------------------------

The principal balance of the Company's indebtedness to affiliates at June 30, 2002 and December 31, 2001 consists of the obligations listed below.

..                                                                                 .  DUE WITHIN
..                                                                                 .  ONE YEAR OR
..                                                                  BALANCE AT        ON DEMAND AS OF   BALANCE AT
..                                                                  JUNE 30,          JUNE 30,          DECEMBER  31,
..                                                                   .         2002.   .         2002.   .         2001.
                                                                   ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
  controlled by  Mr. Engle, resulting from the purchase of Equis
  II  Corporation, 7% annual interest; maturing in 2005.  (1) (3)  $      8,624,660  $      2,653,334  $      8,624,660
Note payable to Mr. Coyne resulting from purchase of Equis II
  Corporation; 7% annual interest; maturing in 2005.  (1) (3)             4,377,340         1,346,666         4,377,340
                                                                   ----------------  ----------------  ----------------

Sub-total                                                          $     13,002,000  $      4,000,000  $     13,002,000
                                                                   ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
  controlled by Mr. Engle, resulting from the purchase of Equis
  II Corporation; 11.5% annual interest; due on demand. (1) (2)    $        687,349  $        687,349  $        687,349
Note payable to Mr. Coyne resulting from purchase of  Equis II
  Corporation; 11.5% annual interest;  due on demand.  (1) (2)              348,856           348,856           348,856
                                                                   ----------------  ----------------  ----------------

Sub-total                                                          $      1,036,205  $      1,036,205  $      1,036,205
                                                                   ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
  controlled by Mr. Engle, resulting from purchase of
  Equis II Corporation, 7.5% annual interest; maturing on
  Aug. 8, 2007.  (1) (2)                                           $      1,260,997  $             --  $      1,260,997
Note payable to Mr. Coyne resulting from purchase of
  Equis II Corporation; 7.5% annual interest; maturing on
  Aug. 8, 2007.  (1) (2)                                                    640,003                --           640,003
                                                                   ----------------  ----------------  ----------------

Sub-total                                                          $      1,901,000  $             --  $      1,901,000
                                                                   ----------------  ----------------  ----------------
Note payable to EFG for purchase of Ariston Corporation; 7%
  annual interest; maturing on Aug. 31, 2003.                      $      8,418,496  $             --  $      8,418,496
Non-recourse note payable to EFG for purchase of Special
  Beneficiary Interests; 7% annual interest; maturing on
  Nov. 18, 2009.                                                   $      6,634,544  $             --  $      6,634,544
Notes payable to affiliates for 1997 asset purchase; 10% annual
  interest; maturing on Apr. 1, 2003.  (4)                         $      3,957,147  $             --  $      3,957,147
                                                                   ----------------  ----------------  ----------------

Total                                                              $     34,949,392  $      5,036,205  $     34,949,392
                                                                   ================  ================  ================



(1) The promissory notes issued to the former Equis II stockholders are general obligations of the Company secured by a pledge to the former Equis II stockholders of the shares of Equis II owned by the Company.
(2) These amounts are equal in aggregate to debt obligations of Mr. Engle and Mr. Coyne to Equis II Corporation and ONC included in amounts due from affiliates on the accompanying consolidated balance sheets.
(3) The notes to Mr. Engle (and related family trusts/corporation) become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a Director of the Company, except if he resigns voluntarily or is terminated for cause. Similarly, the notes to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a Director of the Company, except if he resigns voluntarily or is terminated for cause.
(4) In 1997, the Company borrowed $4,419,500 from certain affiliates controlled by Mr. Engle, including $462,354 from AFG Investment Trust A, a subsidiary. During the three and six months ended June 30, 2002 and 2001, the Company incurred total interest expense of approximately $98,000 and $196,000, in connection with this indebtedness. The obligation to AFG Investment Trust A of $462,354 and related annual interest expense has been eliminated in consolidation.

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

At June 30, 2002, the Company was actively engaged in two industry segments: i) real estate ownership, development and management and ii) equipment leasing and management. The real estate segment includes the ownership, management and development of commercial properties and land. In addition, the Company owns equity interests in non-affiliated companies that are engaged in real estate leasing or development activities, as well as winter resorts (See Note 6). The equipment leasing and management segment consists of an ownership interest in several limited partnerships, companies and trusts that are engaged primarily in the business of equipment leasing and management. The Company's largest equity interest consists of Class B Beneficiary Interests, representing approximately 62% of the voting interest, in the AFG Trusts, which were established by an affiliate between 1992 and 1995. The AFG Trusts are limited life entities that have scheduled dissolution dates ranging from December 31, 2003 to December 31, 2006. Revenues from equipment leasing segments consist of lease revenues from a portfolio of assets and management fees associated with managing several affiliated investment programs. Substantially all revenues are domiciled within the US.

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below:




                                                              FOR THE THREE    FOR THE THREE     FOR THE SIX     FOR THE SIX
                                                              MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                              JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002   JUNE 30, 2001
                                                             ---------------  ---------------  ---------------  --------------
Operating Revenues: (1)
-----------------------------------------------------------
  Equipment leasing                                          $    4,320,736   $    6,951,968   $    9,139,439   $   12,793,164
  Real estate                                                       309,018          293,492          603,126          586,861
   Total                                                          4,629,754        7,245,460        9,742,565       13,380,025

Equity Interests        Income (Loss)
-----------------------------------------------------------
  Equipment leasing                                                (150,719)         488,844         (119,320)         646,090
  Real estate                                                    (1,770,516)      (2,334,957)       1,018,949        1,211,870
Total                                                            (1,921,235)      (1,846,113)         899,629        1,857,960

Total Revenues                                               $    2,708,519   $    5,399,347   $   10,642,194   $   15,237,985

Operating Expenses and Management Fees:
-----------------------------------------------------------
  Equipment leasing                                          $    1,393,388   $    1,327,427   $    2,907,539   $    4,654,772
  Real estate                                                        76,785           18,467          144,614           34,239
   Total                                                          1,470,173        1,345,894        3,052,153        4,689,011

Interest Expense:
-----------------------------------------------------------
  Equipment leasing                                               1,586,058        1,631,561        2,699,644        3,269,391
  Real estate                                                        98,999          106,355          199,891          214,461
   Total                                                          1,685,057        1,737,916        2,899,535        3,483,852

Depreciation, Write-down of Equipment and Amortization: (2)
-----------------------------------------------------------
  Equipment leasing                                               4,001,232        2,663,474        6,227,044        5,235,345
  Real estate                                                        94,548           94,548          189,096          189,096
   Total                                                          4,095,780        2,758,022        6,416,140        5,424,441

Total Expenses                                               $    7,251,010   $    5,841,832   $   12,367,828   $   13,597,304

Provision for income taxes                                          265,242          332,000          529,089          422,000
Elimination of minority interests                                (3,179,680)      (1,188,508)      (1,606,663)         313,207

Net income (loss)                                            $   (1,628,053)  $      414,023   $     (648,060)  $      905,474

Capital Expenditures
-----------------------------------------------------------
  Equipment leasing                                          $           --   $       55,000   $    4,362,885   $   17,440,000
  Real estate                                                       848,632          293,708        1,314,634          862,216

   Total                                                     $      848,632   $      348,708   $    5,677,519   $   18,302,216


(1) Includes management fee revenue earned from affiliates of approximately $1.3 million and $2.6 million for the three and six months ended June 30, 2002, respectively, as compared to approximately $2.1 million and $3.4 million for the three and six months ended June 30, 2001, respectively. (See Note 5 for discussion of management fees).
(2) Includes write-down of equipment of approximately $1.9 million for both the three and six months ended June 30, 2002.

 Total assets from each operating segment as of June 30, 2002 and December 21, 2001 is summarized below:


                       2002          2001
                   ------------  ------------

Equipment leasing  $102,954,201  $106,150,058
Real estate          42,359,402    45,738,045
                   ------------  ------------

Total              $145,313,603  $151,888,103
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

GENERAL

Semele Group Inc. ("Semele" or the "Company") is a Delaware corporation organized on April 1987 as Banyan Strategic Land Fund II to invest primarily in short-term, junior, pre-development, and construction mortgage loans. Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages. For the years 1993 though 1995, the Company elected to be treated as a real estate investment trust ("REIT") for income tax purposes. Effective January 1, 1996, the Company revoked its REIT status and became a taxable "C" corporation. Since then, the Company has evaluated alternatives ways to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $105 million at June 30, 2002) could make it a value-added buyer. In recent years, the Company has made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix beyond its principal real estate asset, consisting of approximately 270 acres of land located in Southern California known as Rancho Malibu. Currently, the Company is engaged in various real estate activities, including the residential property development of Rancho Malibu. The Company also holds investments in other companies operating in niche financial markets, principally involving real estate and equipment leasing. Semele is a highly leveraged company and an investment in Semele common stock involves a high degree of risk to the investor.

The staff of the SEC informed the AFG managing trustee that it believes the AFG Trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the "Act"). The AFG managing trustee is engaged in discussions with the staff regarding this matter. The AFG Trusts, after consulting with counsel, do not believe that they are unregistered investment companies. However, it is possible that the AFG Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. Although the Trusts, after consulting with counsel, do not believe they are an unregistered investment company, two of the Trusts agreed to liquidate their assets in order to resolve the matter with the staff. Accordingly, as of December 6, 2001, the managing trustee of the Trusts resolved to cause the AFG Investment Trust A and AFG Investment Trust B to dispose of their assets prior to December 31, 2003. Upon consummation of the sale of their assets, these Trusts will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of their Trust Agreements. If necessary, AFG Investment Trust C and AFG Investment Trust D intend to avoid being deemed investment companies by means that may include disposing or acquiring certain assets that they might not otherwise dispose or acquire.

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

MAC was a wholly owned subsidiary of MILPI Holdings, LLC ("MILPI Holdings"), which was formed by the AFG Trusts on December 22, 2000. The AFG Trusts are consolidated affiliates of the Company engaged in the equipment leasing and real estate businesses. The AFG Trusts collectively paid $1.2 million for their membership interests in MILPI Holdings and MILPI Holdings purchased the common stock of MAC for an aggregate purchase price of $1.2 million at December 31, 2000. MAC then entered into a definitive agreement with PLM to acquire up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MAC commenced a tender offer to purchase any and all of PLM's outstanding common stock. Pursuant to the cash tender offer, MAC acquired approximately 83% of PLM's common stock in February 2001 for a total purchase price of approximately $21.8 million. The assets of PLM included cash and cash equivalents of approximately $4.4 million. The acquisition resulted in goodwill of approximately $5.4 million.

On February 6, 2002, MAC completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM, with PLM as the surviving entity. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting. The remaining interest was purchased for approximately $4.4 million, resulting in additional goodwill of approximately $3.3 million. Concurrent with the completion of the merger, PLM ceased to be publicly traded.

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

The Company's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which term generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Company depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Company continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The ultimate realization of residual value for any type of equipment is dependent upon many factors, including the ability of Equis Financial Group Limited Partnership ("EFG") to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Company and which will maximize total cash returns for each asset.

Goodwill
--------

Goodwill is calculated as the excess of the aggregate purchase price over the fair market value of identifiable net assets acquired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). In accordance with SFAS No. 141, the Company allocates the total purchase price to the assets acquired and liabilities assumed based on the respective fair market values at the date of acquisition.

In accordance with SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142"), the discontinuance of goodwill and other intangible asset amortization was effective as of January 1, 2002. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Company completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Company's financial statements as a result of this analysis.

The Company recorded goodwill of approximately $3.3 million in conjunction with the acquisition of the remaining 17% of the outstanding common stock of PLM in February 2002. This goodwill included approximately $446,000 of total costs estimated for severance of PLM employees and relocation costs in accordance with management's formal plan to involuntarily terminate employees, which plan was developed in conjunction with the acquisition.

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

In 2001 and through February 2002, prior to the completion of the acquisition of 100% of the common stock of PLM, the remaining minority interests primarily related to approximately 17% of the outstanding common stock of PLM.

Revenue  Recognition
--------------------

The Company earns rental income from a diversified portfolio of equipment held for lease and from two special-purpose commercial buildings. Rents are due monthly, quarterly or semi-annually and no significant amounts are earned based on factors other than the passage of time. Substantially all of the Company's leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Rents received prior to their due dates are deferred. At both June 30, 2002 and December 31, 2001, deferred rental income was approximately $584,000.

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

RESULTS  OF  OPERATIONS

EQUIPMENT  LEASING  OPERATIONS
------------------------------

The events of September 11, 2001, along with a change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. No direct damage occurred to any of the Company's assets as a result of these events. The Company's management expects that the resulting decline in air travel will suppress market prices for used aircraft in the short-term and could inhibit the viability of some airlines. In the event of a lease default by an aircraft lessee, the Company could experience material losses. At June 30 2002, the AFG Trusts have collected substantially all rents owed to them from aircraft lessees. PLM, which has an indirect interest in a number of aircraft, has experienced significant delinquencies in the receipt of rents from aircraft lessees. In addition, the credit quality of may of the aircraft lessees has continued to deteriorate. The Company is monitoring developments in the airline industry and will continue to evaluate potential implications to the Company's financial position and future liquidity.

LEASE REVENUE. During the six months ended June 30, 2002 and 2001, the Company recognized lease revenue of approximately $5.7 million and $7.1 million, respectively. Lease revenue represents rental revenue recognized from the leasing of the equipment owned by the AFG Trusts. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in lease revenue recognized.

MANAGEMENT FEE INCOME FROM AFFILIATES. Management fees were approximately $2.5 million and $3.6 million for the six months ended June 30, 2002 and 2001. Management fees consist primarily of fees earned by PLM generated by the equipment under management of several affiliated investment programs, the EGF Programs. Management fees are expected to decrease as the older investment programs liquidate their equipment portfolios.

GAIN ON SALE OF EQUIPMENT. During the six months ended June 30, 2002, the Company sold equipment to existing lessees and third parties resulting in a net gain, for financial statement purposes, of $177,888 on equipment having a net book value of $2,596,832. Equipment sales during the six months ended June 30, 2001 resulted in a net gain of $631,290 on equipment having a net book value of $543,121.

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

EQUITY INCOME IN AFFILIATED COMPANIES. Equity income in affiliated companies consists of PLM's investment in 11 affiliated equipment leasing programs and Ariston's ownership interest in the 11 limited partnerships. Equity income recognized from PLM's leasing programs was for the six months ended June 30, 2002 was $342,942. As compensation for organizing these programs, PLM was granted an interest (between 1% and 5%) in the earnings and cash distributions of the individual investment programs, in which PLM Financial Services, Inc., a wholly-owned subsidiary of PLM, is the general partner. PLM records as a partnership interest its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocation of the program's gross income allowed under the respective partnership agreements. Equity loss recognized from Ariston's ownership interest in the 11 limited partnerships was approximately $462,000 as compared to equity income of approximately $646,000 for the six months ended June 30, 2002 and 2001, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was approximately $4.3 million and $5.2 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in depreciation expense is the result of significant equipment sales during fiscal 2001and the six months ended June 30, 2002.

WRITE-DOWN OF EQUIPMENT. The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the three months ended June 30, 2002, the Trusts recorded a write-down of equipment , representing an impairment to the carrying value of the Trust's interests in a McDonnell Douglas MD-87 aircraft. The resulting charge of $1,934,592 was based on a comparison of estimated fair value and carrying value of the Trusts' interests in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment of the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines.

INTEREST EXPENSE. Interest expense was approximately $2.7 million and $3.3 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense associated with equipment leasing consists of interest associated with corporate debt, equipment leasing debt and indebtedness to affiliates. Total interest expense decreased by approximately $600,000 for the six months ended June 30, 2002 in comparison to the same period of 2001 as a result of the decrease in the total outstanding balance of notes payable for equipment.

OPERATING EXPENSES AND MANAGEMENT FEES. Operating expenses and management fees decreased by approximately $1.8 million from $4.7 million for the six months ended June 30, 2001 to $2.9 million for the six months ended June 30, 2002.
During the six months ended June 30, 2001, operating expenses included approximately $160,000 for ongoing legal matters, approximately $209,000 for remarketing costs related to the re-lease of an aircraft to Scandinavian Airlines System, and $332,400 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MAC. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. The remaining decrease is primarily attributable to a decrease in operating expenses incurred by MILPI Holdings. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition or liquidation of assets. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Fees and other costs paid to affiliates during the six months ended June 30, 2002 and 2001 are as follows:


                                       2002        2001

Equipment management fees        $  264,079  $  305,245
Administrative charges              450,898     264,678
Reimbursable operating expenses
 due to third parties               648,522   2,036,763
                                 ----------  ----------

Total                            $1,363,499  $2,606,686
                                 ==========  ==========



PROVISION FOR INCOME TAXES. The provision for income taxes includes taxes associated with MILPI Holdings' operating income. MILPI Holdings' provision reflects expected income taxes at the federal rate and state income tax rates, net of benefit. MILPI Holdings' effective tax rate was approximately 32% for both the six month periods ended June 30, 2002 and 2001, respectively.

ELIMINATION OF MINORITY INTERESTS. Elimination of minority interests expense decreased by approximately $1.9 million for the six months ended June 30, 2002 compared to same period in 2001. The decrease in minority interest expense is primarily due to the allocation of losses in the AFG Trusts to the Class A Beneficiaries during the six months ended June 30, 2002. Such losses are eliminated in consolidation. The Company directly or indirectly owns the managing trustee, the Special Beneficiary and the majority of the Class B interest in the AFG Trusts eliminates in consolidation. The AFG Trusts' income is allocated quarterly first, to eliminate any Participant's negative capital account balance and second, 1% to the Managing Trustee, 8.25% to the Special Beneficiary and 90.75% collectively to the Class A and Class B Beneficiaries. The latter is allocated proportionately between Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period. Net losses are allocated quarterly first, to eliminate any positive capital account balance of the Managing Trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balance of the Class A Beneficiaries; and third, any remainder to the Managing Trustee. The remaining minority interests consist of various other consolidated subsidiaries.

REAL  ESTATE  OPERATIONS
------------------------

LEASE REVENUE. During each of the six months ended June 30, 2002 and 2001, the Company recognized lease revenue of approximately $0.6 million from real estate operations. Lease revenue from real estate operations is earned from the Company's ownership interest in two commercial properties, consisting of land and buildings, which are leased to a major university. The buildings are used in connection with the university's international education programs and include both classroom and dormitory space. One building is located in Washington, D.C. and the other is located in Sydney, Australia. The properties are leased under long-term contracts which expire over the next 10 years.

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

For the six months ended June 30, 2002 and 2001, the Company recorded income of approximately $1.2 million and $2.2 million, respectively, from its ownership interest in Mountain Resort and Mountain Springs. The Company also recorded equity losses of approximately $188,000 and $1,005,000 from its equity interest in Kettle Valley for the six months ended June 30, 2002 and 2001, respectively. See below for a discussion of the operating results of these real estate companies.

Mountain  Resort  Operating  Results
------------------------------------

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

During the six months ended June 30, 2002, Mountain Resort recorded total revenues of approximately $20,476,000 compared to approximately $20,561,000 for the same period in 2001. The decrease in total revenues from 2001 to 2002 of $85,000 is the result of an increase in ski-related revenues largely offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,038,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,123,000 for the six months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the six months ended June 30, 2002 and 2001, Mountain Resort recorded total expenses of approximately $16,565,000 and $17,348,000, respectively. The decrease in total expenses of approximately $783,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,254,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,037,000 primarily as a result of a decrease in cost of sales from condominium units sold in the six months ended June 30, 2002 as compared to the same period in 2001, as also discussed above.

Mountain  Springs  Operating  Results
-------------------------------------

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

During the six months ended June 30, 2002, Purgatory recorded total revenues of approximately $9,882,000 compared to approximately $11,146,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $1,264,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $9,284,000 for the six months ended June 30, 2002 compared to approximately $8,576,000 for the same period in 2001. The increase in total expenses for the six months ended June 30, 2002 compared to the same period in 2001 of approximately $708,000 is a result of costs incurred related to the creation of certain development companies.

Kettle  Valley  Operating  Results
----------------------------------

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 113 residential units have been constructed and sold and 11 additional units are under construction.

During the six months ended June 30, 2002 and 2001, Kettle Valley recorded revenues of approximately $1.3 million and $1.2 million, respectively, and incurred total expenses of approximately $1.5 million and $1.6 million, respectively. Revenues and expenses have remained relatively constant for the six months ended June 30, 2002 in comparison to the six months ended June 30, 2001 due to a consistent level of home and lot sales during the respective periods.

DEPRECIATION EXPENSE. Depreciation expense was approximately $189,000 for each of the six months ended June 30, 2002 and 2001. Depreciation expense results from the depreciation of the two commercial buildings owned by the Company which are discussed above. The Company also owns approximately 270 acres of undeveloped land near Malibu, California, called Rancho Malibu. There was no depreciation expense related to this property as it remains under development at June 30, 2002.

OPERATING EXPENSES. Operating expenses were $144,614 and $34,239 for the six months ended June 30, 2002 and 2001, respectively. Operating expenses consist primarily general and administrative expenses, which include salary, management fees and office related expenses resulting from the Company's ownership of two commercial leasing buildings located in Washington, DC and Sydney, Australia. The increase in operating expenses is attributable to domestic and international taxes paid during the six months ended June 30, 2002.

INTEREST EXPENSE. Interest expense was $199,891, and $214,461, respectively, for the six months ended June 30, 2002 and 2001. Interest expense relates to the interest on indebtedness acquired to finance the original construction of the Company's two commercial buildings.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company owns a controlling interest in several different corporations, partnerships and trusts including: the AFG Trusts, MILPI Holdings, LLC and the AFG International Limited Partnerships. The availability to Semele of cash held by the AFG Trusts, MILPI Holdings, LLC and the AFG International Limited Partnerships is subject to terms and conditions over the use and disbursement of cash and other matters contained in the respective agreements that govern those
entities.   Moreover,  the  Company  has  voting  control  over  most  matters concerning these entities, including the declaration, authorization, and amount of cash distributions.

EQUIPMENT  LEASING  OPERATIONS
------------------------------

The Company's acquisition of Equis II Corporation has resulted in the consolidation of the AFG Trusts into the Company's consolidated financial statements. Each of the AFG Trusts is a Delaware business trust whose form of organization and management is similar to that of a limited partnership. The AFG Trusts are limited-life entities and have the following scheduled dissolution dates:

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

AFG TRUSTS: The AFG Trusts' principal operating activities have been derived from asset rental transactions. Accordingly, the AFG Trusts' principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. The AFG Trusts' operating activities generated net cash inflows of approximately $1.6 million and $2.5 million for the six months ended June 30, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the AFG Trusts' lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, will also decline as the AFG Trusts remarket their equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At June 30, 2002, the AFG Trusts were due aggregate future minimum lease payments of approximately $15.7 million from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of approximately $43.5 million. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the AFG Trusts will become less predictable as the Trusts remarket their equipment.

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

During the six months ended June 30, 2002 and 2001, the AFG Trusts realized net cash proceeds from equipment sales of approximately $2.7 million and approximately $.9 million, respectively.

Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

The AFG Trusts obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities in accompanying Consolidated Statements of Cash Flows. Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period, which period generally coincides with the lease term. The amount of cash used to repay debt obligations may fluctuate in the future due to the financing of assets, which may be acquired. The AFG Trusts have balloon payment debt obligations of approximately $32 million and $4.3 million, respectively, which are due at the expiration of the lease terms related to an aircraft leased to Scandanavian Airlines System, in December 2003 and an aircraft leased to Cygnus Air, S.A in January 2005. Repayment of the balloon debt obligations will be dependent upon the negotiations of future lease contracts or future sale of these assets or, alternatively, the use of working capital.

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

Pursuant to the cash tender offer, MAC acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. The assets of PLM included cash and cash equivalents of approximately $4.4 million. On February 6, 2002, MAC completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM, with PLM as the surviving entity. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholder's meeting. The remaining 17% of the outstanding PLM common stock was purchased for approximately $4.4 million. Concurrent with the completion of the merger, PLM ceased to be publicly traded. The $4.4 million of funds were obtained from existing resources and internally generated funds of AFG Investment Trust C and AFG Investment Trust D ("Trusts C and D") and by means of two 364 day, unsecured loans from PLM to Trusts C and D aggregating $1.3 million. The loans have an interest rate of LIBOR plus 200 basis points.

In March 2002, the Trust and Trust C formed C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned and managed joint venture. The joint venture made a conditional contribution of $2 million to BMLF/BSLF II Ranch Malibu Limited Partnership ("Rancho Malibu Limited Partnership") in exchange for 25% of the interests in the partnership that owns Rancho Malibu. The joint venture has the right to demand the return of its contribution if certain conditions are not met including the sale of Semele's interests in Rancho Malibu partnership to a subsidiary of PLM. The C & D Joint Venture was admitted to Rancho Malibu Limited Partnership as a co-managing general partner pursuant to the terms of an amendment to Rancho Malibu Limited Partnership Agreement. The other partners in Rancho Malibu Limited Partnership are Semele and its wholly-owned subsidiary, Rancho Malibu Corp., the other co-managing general partner.

Rancho Malibu Limited Partnership owns the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust C. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc. (The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the "Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid balance of the Note is $14,250,000 plus accrued interest as of December 31, 2001.

The C & D Joint Venture possesses the right to withdraw the C & D Joint Venture Contribution from Rancho Malibu Limited Partnership if the transactions have not taken place within ninety days of the receipt by Rancho Malibu Limited Partnership of notice from the C & D Joint Venture that the requisite consents of the beneficiaries of the Trust and Trust C have been received. This right of the C & D Joint Venture is secured by a pledge of 50% of the capital stock of Rancho Malibu Corp. and 50% of the interests in Rancho Malibu Limited Partnership held by Semele and Rancho Malibu Corp.

Since 1997, the Company has effected several highly leveraged purchase transactions with related parties. Most significantly, the Company purchased Equis II Corporation for $21.945 million from the Company's Chief Executive Officer, Gary D. Engle, certain trusts established for the benefit of Mr. Engle's children, and James A. Coyne, the Company's President. A significant portion of the purchase price, or $19.586 million, was financed under installment debt owed to the sellers. In 2000, a portion of this indebtedness was retired by issuing 326,462 shares of common stock, as permitted by the authorization of shareholders obtained on November 2, 2000. Certain of the Company's other principal purchase transactions since 1997, involving Ariston Corporation, the Special Beneficiary Interests, and AFG ASIT Corporation were acquired from EFG, a limited partnership that is controlled by Mr. Engle. At June 30, 2002, the Company owes Mr. Engle, Mr. Coyne or their affiliates approximately $35 million. The Company expects that all of the purchase price indebtedness for Equis II Corporation, Ariston Corporation, and the Special Beneficiary Interests will be repaid through the collection of future cash distributions generated in connection with these assets and the collection of amounts due from Mr. Engle and Mr. Coyne in connection with their respective debt obligations to certain subsidiaries of the Company. The purchase price indebtedness for AFG ASIT Corporation was repaid in 1999. One of the Company's debt obligations to related parties, totaling approximately $4 million, is due to several limited partnerships controlled by Mr. Engle. The Company expects to repay this debt using a portion of the proceeds generated by the development of Rancho Malibu.

Mr. Engle controls the timing and authorization of cash distributions to be paid from all of the affiliates upon which amortization of the Company's related party debt obligations is predominantly dependent. Moreover, as a result of the issuance of common stock in connection with the Equis II acquisition, voting control of the Company is vested in Mr. Engle and Mr. Coyne. At June 30, 2002, Mr. Engle owns or controls 35.4% and Mr. Coyne owns or controls 17.6% of the Company's outstanding common stock.

Looking forward, the Company does not anticipate any near term incremental free cash flow as a result of its acquisitions from related parties described above and the Company is currently relying on the continued extension of maturity dates of the notes payable to Gary D. Engle and James A. Coyne. Substantially all of the net cash flow generated by these acquisitions will be used to repay corresponding purchase price indebtedness.

MILPI HOLDINGS, LLC: As described above, at June 30, 2002, MILPI Holdings owns approximately 100% of the outstanding common stock of PLM. PLM's cash requirements have historically been satisfied through cash flow from operations, borrowings, and the sale of equipment and business segments. The level of liquidity in 2002 and beyond will depend, in part, on the management of existing sponsored programs and the effectiveness of cost control programs. Management believes PLM will have sufficient liquidity and capital resources for the future.

During the six months ended June 30, 2002, the cash and cash equivalents of MILPI Holdings decreased approximately $2.5 million from approximately $14.0 million at December 31, 2001 to approximately $11.5 million. The decrease during the period primarily resulted from approximately $5.0 million of net cash used in MILPI Holdings' investment activities offset by $1.9 million of net cash provided by operating and financing activities. The net cash used in investment activities primarily reflects MILPI Holdings' acquisition of the remaining 17% of the common stock of PLM and the related loans made by PLM to Trusts C and D as discussed above. In addition, MILPI Holdings received distributions of approximately $903,000 from certain of the funds managed by PLM. Cash provided by operating and financing activities primarily consisted of capital contributions of approximately $4.4 million from Trusts C and D, which were utilized to acquire the additional PLM common stock offset by a dividend of approximately $2.7 million paid to the AFG Trusts.

In April 2001, PLM entered into a $15.0 million warehouse facility, which is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC, which allows PLM to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by PLM. This facility was amended in December 2001 to lower the amount available to be borrowed to $10.0 million. This facility expired in July 2002 and was extended through June 30, 2003. PLM believes it will be able to extend the facility with similar terms upon the facility's extended expiration. As of June 30, 2002, PLM had no borrowings outstanding under this facility and there were no borrowings outstanding under this facility by any other eligible borrower.

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

REAL  ESTATE  OPERATIONS
------------------------

The Company owns approximately 270 acres of undeveloped land north of Malibu, California called Rancho Malibu. Approximately 40 acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. The Company capitalized approximately $1.3 million and approximately $862,000 of costs during the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, the Company has obtained all transfer development credits and has begun development of the property. The Company continues to seek joint venture partners to participate in this project, which includes the AFG Investment Trusts C and D.

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

Item 6.   Exhibits:


(a)       A list of exhibits filed or incorporated by reference is as follows:


10.20 Operating and Joint Venture Agreement between AFG Investment Trust C and AFG Investment Trust D dated March 1st, 2002.

10.21     Amendment to partnership agreement of BMIF/BSLF II Rancho Malibu
Limited Partnership dated March 5th, 2002.

          10.22     Warehousing Credit Agreement among PLM International, Inc.,
PLM Equipment Growth Fund VI, PLM Equipment Growth & Income F

          10.23     First amendment to the Warehousing Credit Agreement dated
December 21, 2001 (filed with the Securities and Exchange Commi

          10.24     Second amendment to the Warehousing Credit Agreement dated
April 12th, 2001 (filed with the Securities and Exchange Commi

          10.25 Third amendment to the Warehousing Credit Agreement dated July 11, 2002.


99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


SEMELE  GROUP  INC.




By:     /s/  Gary  D.  Engle     Date:  August  19,  2002
     Gary  D.  Engle,  Chairman,  Chief  Executive
     Officer  and  Director


By:     /s/  James  A.  Coyne     Date:  August  19,  2002
     James  A.  Coyne,  President,  Chief  Operating
     Officer  and  Director


By:     /s/  Michael  J.  Butterfield     Date:  August  19,  2002
     Michael  J.  Butterfield,
     Chief  Financial  Officer  and  Treasurer

EXHIBIT  INDEX
--------------


10.20 Operating and Joint Venture Agreement between AFG Investment Trust C and AFG Investment Trust D dated March 1st, 2002.

10.21 Amendment to partnership agreement of BMIF/BSLF II Rancho Malibu Limited Partnership dated March 5th, 2002.

10.22 Warehousing Credit Agreement among PLM International, Inc., PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and Imperial Bank and PFF Bank and Trust dated April 13, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.1 to PLM Equipment Growth Fund V's Report on Form 10-Q dated May 8th, 2002 is incorporated herein by reference).

10.23 First amendment to the Warehousing Credit Agreement dated December 21, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.2 to PLM Equipment Growth Fund V's Report on Form 10-Q dated May 8th, 2002 is incorporated herein by reference).

10.24 Second amendment to the Warehousing Credit Agreement dated April 12th, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.3 to PLM Equipment Growth Fund V's Report on Form 10-Q dated May 8th, 2002 is incorporated herein by reference).

10.25             Third amendment to the Warehousing Credit Agreement dated July
11,  2002.

99.1     Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

99.2     Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002.