Form 10-Q/A
period 2002-03-31
SEMELE GROUP INC
filed 2002-11-26
CIK 812914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB/A



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

                                SEMELE GROUP INC.

                                  FORM 10-QSB/A

                                      INDEX




                                                                                   Page
                                                                                   ----

PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements (Restated)

  Consolidated balance sheets at March 31, 2002 and December 31, 2001                 3

  Consolidated statements of operations for the three months
  ended March 31, 2002 and 2001                                                       4

  Consolidated statement of stockholders' capital (deficit) for the three months
   ended  March 31, 2002                                                              5

  Consolidated statements of cash flows for the three months
  ended March 31, 2002 and 2001                                                       6

  Notes to the Consolidated Financial Statements                                      7


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                    21


PART II.  OTHER INFORMATION:

Items 1 - 6                                                                          31

Signatures                                                                           32

------

    The accompanying notes are an integral part of these consolidated financial statements.

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
ITEM  1.  FINANCIAL  STATEMENTS
          ---------------------
                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)


                                                                            March 31,
                                                                               2002        December 31,
                                                                           (Restated)         2001
                                                                          --------------  --------------
ASSETS
Cash and cash equivalents                                                 $  15,437,368   $  19,953,899
Restricted cash                                                                 453,547         452,370
Rents and other receivables                                                   1,518,555       1,183,127
Due from affiliates                                                           4,815,435       4,624,498
Equipment held for lease, net of accumulated depreciation
  of $64,023,262 and $62,491,363 at March 31, 2002 and
  December 31, 2001, respectively                                            50,942,473      53,385,432
Real estate held for development and sale                                    11,745,858      11,279,856
Land                                                                          1,929,000       1,929,000
Buildings, net of accumulated depreciation of $1,973,554 and $1,884,896
  at March 31, 2002 and December 31, 2001, respectively                       9,959,443      10,048,101
Interest in affiliated companies                                             24,176,161      24,321,861
Interest in non-affiliated companies                                         19,260,956      16,471,490
Other assets                                                                  4,086,668       3,648,170
Goodwill, net of accumulated amortization of $764,762 at
   March 31, 2002 and December 31, 2001                                       7,894,349       4,590,299
                                                                          --------------  --------------
      Total assets                                                        $ 152,219,813   $ 151,888,103
                                                                          --------------  --------------

LIABILITIES
Accounts payable and accrued expenses                                     $   9,236,508   $   8,811,499
Deferred rental income                                                          565,423         583,535
Other liabilities                                                             3,154,507       3,154,507
Indebtedness                                                                 51,435,800      52,918,296
Indebtedness and other obligations to affiliates                             39,736,152      39,408,049
Deferred income taxes                                                        11,750,096       9,751,000
                                                                          --------------  --------------
     Total liabilities                                                      115,878,486     114,626,886

Minority interests                                                           53,607,999      55,408,679

Commitments and contingencies

STOCKHOLDERS' CAPITAL (DEFICIT)
Common stock, $0.10 par value; 5,000,000 shares authorized;
  2,916,647 shares issued at March 31, 2002 and December 31, 2001               291,665         291,665
Additional paid in capital                                                  144,680,487     144,680,487
Accumulated deficit                                                        (148,005,818)   (148,886,608)
Deferred compensation, 164,279 shares at March 31, 2002
  and December 31, 2001                                                        (816,767)       (816,767)
Treasury stock at cost, 837,929 shares at March 31, 2002
   and December 31, 2001                                                    (13,416,239)    (13,416,239)
     Total stockholders' deficit                                            (17,266,672)    (18,147,462)
                                                                          --------------  --------------

     Total liabilities, minority interests and stockholders' deficit      $ 152,219,813   $ 151,888,103
                                                                          --------------  --------------

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                  2002
                                                               (Restated)      2001
                                                               ----------  ----------
REVENUES
Lease revenue                                                  $3,284,027  $3,692,949
Management fee income- affiliates                               1,265,800   1,218,334
Interest and investment income                                    132,317     286,412
Interest income - affiliates                                       51,266      65,435
Gain on sale of equipment, net                                     83,757     599,012
Equity income in affiliated companies                              31,399     157,474
Equity income in non-affiliated companies                       2,789,465   3,546,599
Other income                                                      295,644     272,423
                                                               ----------  ----------
  Total revenues                                                7,933,675   9,838,638


EXPENSES

Depreciation and amortization expense                           2,320,360   2,666,419
Interest on indebtedness                                        1,251,822   1,308,364
Interest on indebtedness and other obligations- affiliates        472,477     437,572
General and administrative expenses                             1,232,504   1,956,521
Fees and expenses- affiliates                                     349,476   1,386,596
                                                               ----------  ----------
  Total expenses                                                5,626,639   7,755,472


Income before income taxes and minority interests               2,307,036   2,083,166

Provision for income taxes                                        263,847      90,000
Elimination of consolidated subsidiaries' minority interests    1,162,399   1,501,715
                                                               ----------  ----------
Net income                                                     $  880,790  $  491,451
                                                               ----------  ----------
Net income per common share- basic and diluted:
  Net income                                                   $     0.42  $     0.24
  Basic and diluted weighted average number of
  common shares outstanding                                     2,078,718   2,078,718

                                SEMELE GROUP INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' CAPITAL (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                        Common      Additional      Accumulated       Deferred       Treasury
                                        Stock    Paid in Capital      Deficit       Compensation       Stock          Total
 Balance at December 31, 2001          $291,665  $    144,680,487  $(148,886,608)  $    (816,767)  $(13,416,239)  $(18,147,462)

   Net income (Restated)                     --                --        880,790              --             --        880,790

 Balance at March 31, 2002 (Restated)  $291,665  $    144,680,487  $(148,005,818)  $    (816,767)  $(13,416,239)  $(17,266,672)

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                              2002
                                                                           (Restated)        2001
                                                                          ------------  -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income                                                              $   880,790   $    491,451
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization expense                                   2,320,360      2,666,419
    Gain on sale of equipment, net                                            (83,757)      (599,012)
    Equity income in affiliated companies                                     (31,399)      (157,474)
    Equity income in non-affiliated companies                              (2,789,465)    (3,546,599)
    Elimination of consolidated subsidiaries' minority interests            1,162,399      2,187,406
  Changes in assets and liabilities:
    Decrease (increase) in:
    Rents and other receivables                                              (335,428)       695,931
    Other assets                                                             (436,811)     1,101,964
    Due from affiliates                                                      (190,937)       577,558
    Increase (decrease) in:
    Accounts payable and accrued expenses                                      84,994       (118,217)
    Deferred rental income                                                    (18,112)       (33,763)
                                                                          ------------  -------------
      Net cash provided by operating activities                               562,634      3,265,664

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Proceeds from equipment sales                                               300,904        721,922
  Cash distributions from PLM investment programs                             603,211              -
  Purchase of PLM, net of cash acquired                                    (4,362,885)   (17,385,000)
  Costs capitalized to real estate held for development or sale              (466,002)      (568,508)
                                                                          ------------  -------------
      Net cash used in investing activities                                (3,924,772)   (17,231,586)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Principal payments on indebtedness                                       (1,482,496)    (2,496,088)
  Indebtedness and other obligations to affiliates                            328,103        802,305
                                                                          ------------  -------------
      Net cash used in financing activities                                (1,154,393)    (1,693,783)
                                                                          ------------  -------------

  Net decrease in cash and cash equivalents                                (4,516,531)   (15,659,705)
  Cash and cash equivalents at beginning of period                         19,953,899     27,830,365
  Cash and cash equivalents at end of period                              $15,437,368   $ 12,170,660
                                                                          ------------  -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest (net of capitalized interest of $181,492 and $216,399 for the three months ended
  March 31, 2002 and 2001, respectively)                                  $ 1,271,793   $  1,228,148
  Cash paid during the period for taxes                                   $   210,774   $          -
                                                                          ============  =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  See Note 3 to the consolidated financial statements

                                SEMELE GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    RESTATED
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION

After Semele Group, Inc. (the "Company" or "Semele") filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002 with the United States Securities and Exchange Commission ("SEC"), the Company determined that the amount recorded as interest expense in its financial statements required revision, as discussed below. The Trust determined that the amount previously recorded as interest expense was understated by $509,821. Accordingly, the Trust recorded an additional amount of interest expense, resulting in a decrease in net income of $99,203 for the quarter ended March 31, 2002 or $.05 per share with the remaining impact of expense included in minority interests. As a result, the accompanying financial statements for the quarter ended March 31, 2002 have been restated from the amounts previously reported.

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


                                              Remaining
                                             Lease Term     Equipment
 Equipment Type                               (Months)        Cost
------------------------------------------  -------------  -----------

Aircraft                                            3-39   $79,628,529
Locomotives                                         0-24    12,886,831
Materials handling                                  0-19     6,631,018
Manufacturing                                       0-17     9,095,342
Construction and mining                              0-9     3,152,996
Computers and peripherals                           0-14     3,000,433
Miscellaneous                                       0-16       570,586
                                                           -----------
Total equipment cost                                       114,965,735
Accumulated depreciation                                   (64,023,262)
                                                          -------------
Equipment, net of accumulated depreciation                $ 50,942,473
                                                          ============


The  equipment  is  owned  by  the Company's consolidated affiliates as follows:

   AFG Investment Trust A  $  2,367,855
   AFG Investment Trust B     3,079,339
   AFG Investment Trust C    51,098,075
   AFG Investment Trust D    58,350,955
 MILPI Holdings, LLC             69,511
                           ------------
     Total                 $114,965,735
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


                                  2002                     2001.
                      ------------------  -----------------------
Mountain Resort
--------------------
     Total revenues   $      16,405,337   $           16,160,809
     Total expenses         (11,205,448)             (11,283,226)
     Income taxes                (5,804)                     --
                      ==================  =======================
     Net income       $       5,194,085   $            4,877,583
                      ==================  =======================

Purgatory Ski Resort
--------------------
     Total revenues   $       9,403,054   $           10,386,704
     Total expenses          (6,108,520)              (5,977,723)
                      ------------------  -----------------------
     Net income       $       3,294,534   $            4,408,981
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

NOTE  8  -  NOTES  PAYABLE  TO  THIRD  PARTIES

At March 31, 2002, the Company had aggregate indebtedness to third parties of approximately $51.4 million, including two note obligations totaling approximately $5.5 million associated with the Company's two commercial buildings. One loan, with a balance of approximately $5.1 million, matures on June 1, 2010 and carries a fixed annual interest rate of 7.86% and the other loan, with a balance of $375,617, matures on December 31, 2002 and carries a variable annual interest rate equal to prime plus 1.50% (6.25% at March 31, 2002). The remainder of the Company's indebtedness to third parties is non-recourse installment debt pertaining to equipment held on operating leases. Generally, this debt is secured by the equipment and will be fully amortized over the terms of the lease agreements corresponding to each asset. However, in certain instances involving aircraft, retirement of the debt obligations is partially dependent upon the residual value of the equipment. Interest rates on equipment debt obligations range from 6.76% to 9.176% at March 31, 2002. The carrying amount of the Company's notes payable to third parties approximates fair value at March 31, 2002.

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

The annual maturities of the Company's indebtedness to third parties is summarized below:

                                          BUILDINGS   EQUIPMENT    TOTAL
                                          ----------  -----------  -----------

For the year ending March 31,       2003  $  738,590  $10,181,861  $10,920,451
                                    2004     423,815   35,005,580   35,429,395
                                    2005     458,352      669,405    1,127,757
                                    2006     495,707      100,744      596,451
                                    2007     664,151           --      664,151
            Thereafter                     2,697,595           --    2,697,595
                                          ----------  -----------  -----------

Total                                     $5,478,210  $45,957,590  $51,435,800
                                          ==========  ===========  ===========



The Company's indebtedness to third parties is divided among the Company's consolidated affiliates as follows:

AFG Investment Trust A                 $   392,536
AFG Investment Trust B                     392,536
AFG Investment Trust C                  21,662,542
AFG Investment Trust D                  23,509,976
Old North Capital Limited Partnership    5,102,592
AFG International Limited Partnership      375,618
                                       -----------

  Total                                $51,435,800
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


                                     2002        2001
                                 --------  ----------

Equipment management fees        $136,272  $  136,486
Administrative charges            213,204     132,339
Reimbursable operating expenses
 due to third parties                  --   1,117,771
                                 --------  ----------

Total                            $349,476  $1,386,596
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

For the year ending March 31, 2003  $ 4,000,000
                              2004    6,002,000
                              2005           --
                              2006    3,000,000
                                      ---------
     Total                          $13,002,000
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

..                                                                                   DUE WITHIN
..                                                                                   ONE YEAR OR
..                                                                 BALANCE AT        ON DEMAND AS OF   BALANCE AT
..                                                                 MARCH 31,         MARCH 31,         DECEMBER  31,
..                                                                      2002               2002             2001
                                                                  ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
controlled by  Mr. Engle, resulting from the purchase of Equis
II  Corporation, 7% annual interest; maturing in 2005.  (1) (3)   $      8,624,660  $      2,653,334  $      8,624,660
Note payable to Mr. Coyne resulting from purchase of Equis II
Corporation; 7% annual interest; maturing in 2005.  (1) (3)              4,377,340         1,346,666         4,377,340
                                                                  ----------------  ----------------  ----------------

Sub-total                                                         $     13,002,000  $      4,000,000  $     13,002,000
                                                                  ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
controlled by Mr. Engle, resulting from the purchase of Equis
II Corporation; 11.5% annual interest; due on demand. (1) (2)              687,349           687,349           687,349
Note payable to Mr. Coyne resulting from purchase of  Equis II
Corporation; 11.5% annual interest;  due on demand.  (1) (2)               348,856           348,856           348,856
                                                                  ----------------  ----------------  ----------------

Sub-total                                                         $      1,036,205  $      1,036,205  $      1,036,205
                                                                  ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
controlled by Mr. Engle, resulting from purchase of
Equis II Corporation, 7.5% annual interest; maturing on
Aug. 8, 2007.  (1) (2)                                                   1,260,997                --         1,260,997
Note payable to Mr. Coyne resulting from purchase of
Equis II Corporation; 7.5% annual interest; maturing on
Aug. 8, 2007.  (1) (2)                                                     640,003                --           640,003
                                                                  ----------------  ----------------  ----------------

Sub-total                                                         $      1,901,000  $             --  $      1,901,000
                                                                  ----------------  ----------------  ----------------
Note payable to EFG for purchase of Ariston Corporation; 7%
annual interest; maturing on Aug. 31, 2003.                       $      8,418,496  $             --  $      8,418,496
Non-recourse note payable to EFG for purchase of Special
Beneficiary Interests; 7% annual interest; maturing on
Nov. 18, 2009.                                                    $      6,634,544  $             --  $      6,634,544
Notes payable to affiliates for 1997 asset purchase; 10% annual
interest; maturing on Apr. 1, 2003.  (4)                          $      3,957,147  $             --  $      3,957,147
                                                                  ----------------  ----------------  ----------------

Total                                                             $     34,949,392  $      5,036,205  $     34,949,392
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

Segment information for the three months ended March 31, 2002 and 2001 is summarized below:

                                                2002
                                           (RESTATED)     2001
                                          ----------   ----------

Operating Revenues: (1)
  Equipment Leasing                       $4,818,703  $ 5,841,196
  Real Estate                                294,108      293,369
                                          ----------   ----------
     Total                                 5,112,811    6,134,565

Equity Interests:
  Equipment leasing income                    31,399      157,474
  Real estate income                       2,789,465    3,546,599
                                          ----------   ----------
     Total                                 2,820,864    3,704,073

Total Revenues                            $7,933,675  $ 9,838,638
                                          ----------   ----------

Operating Expenses and Management Fees:
  Equipment leasing                        1,514,151    3,327,345
  Real estate                                 67,829       15,772
                                          ----------   ----------
     Total                                 1,581,980    3,343,117

Interest Expense:
  Equipment leasing                        1,623,407    1,637,830
  Real estate                                100,892      108,106
                                          ----------   ----------
     Total                                 1,724,299    1,745,936

Depreciation and Amortization:
  Equipment leasing                        2,225,812    2,571,871
  Real estate                                 94,548       94,548
                                          ----------   ----------
     Total                                 2,320,360    2,666,419

Total Expenses                            $5,626,639  $ 7,755,472
                                          ----------   ----------

Provision for income taxes                   263,847       90,000
Elimination of minority interests          1,162,399    1,501,715
                                          ----------   ----------
Net Income                                $  880,790  $   491,451
                                          ----------   ----------

Capital Expenditures
  Equipment Leasing                       $4,362,885  $17,385,000
  Real Estate                                466,002      568,508
                                          ----------   ----------
     Total                                $4,828,887  $17,953,508


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


ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

After Semele Group, Inc. (the "Company" or "Semele") filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002 with the United States Securities and Exchange Commission ("SEC"), the Company determined that the amount recorded as interest expense in its financial statements required revision, as discussed below. The Trust determined that the amount previously recorded as interest expense was understated by $509,821. Accordingly, the Trust recorded an additional amount of interest expense, resulting in a decrease in net income of $99,203 for the quarter ended March 31, 2002 or $.05 per share with the remaining impact of expense included in minority interest. As a result, the accompanying financial statements for the quarter ended March 31, 2002 have been restated from the amounts previously reported.

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

INTEREST EXPENSE. Interest expense was approximately $1.6 million for the three months ended March 31, 2002 and 2001. Interest expense associated with equipment leasing consists of interest associated with corporate debt, equipment leasing debt and indebtedness to affiliates.

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

Fees and other costs paid to affiliates during the three months ended March 31, 2002 and 2001 are as follows:

                                     2002        2001
                                 --------  ----------

Equipment management fees        $136,272  $  136,486
Administrative charges            213,204     132,339
Reimbursable operating expenses
 due to third parties                  --   1,117,771
                                 --------  ----------

Total                            $349,476  $1,386,596
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

ELIMINATION OF MINORITY INTERESTS. Elimination of minority interests increased by $339,316 for the three months ended March 31, 2002 compared to same period in 2001. The increase is primarily due to the allocation of income in the AFG Trusts to the Class A Beneficiaries. The Company directly or indirectly owns the managing trustee, the Special Beneficiary and the majority of the Class B interest in the AFG Trusts. The AFG Trusts' income is allocated quarterly first, to eliminate any Participant's negative capital account balance and second, 1% to the Managing Trustee, 8.25% to the Special Beneficiary and 90.75% collectively to the Class A and Class B Beneficiaries. The latter is allocated proportionately between Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period. Net losses are allocated quarterly first, to eliminate any positive capital account balance of the Managing Trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balance of the Class A Beneficiaries; and third, any remainder to the Managing Trustee. The remaining minority interests consist of various other consolidated subsidiaries.

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

At March 31, 2002, the AFG Trusts were due aggregate future minimum lease payments of approximately $15.8 million from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of approximately $50.0 million. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the AFG Trusts will become less predictable as the Trusts remarket their equipment.

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

Item 1.    Legal Proceedings
    None

Item 2.    Changes in Securities and Use of Proceeds
    None

Item 3.    Defaults upon Senior Securities
    None

Item 4.    Submission of Matters to a Vote of Security Holders
    None

Item 5.    Other Information
    None

Item 6.    Exhibits
(a)         None
(b)        The Company did not file any Forms 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


SEMELE  GROUP  INC.




By:     /s/  Gary  D.  Engle
Date:  November  26,  2002
     Gary  D.  Engle,  Chairman,  Chief  Executive
     Officer  and  Director


By:     /s/  James  A.  Coyne
Date:  November  26,  2002
     James  A.  Coyne,  President,  Chief  Operating
     Officer  and  Director


By:     /s/  Richard  K.  Brock
Date:  November  26,  2002
     Richard  K.  Brock,
     Chief  Financial  Officer  and  Treasurer