Form 10-Q/A
period 2002-06-30
SEMELE GROUP INC
filed 2002-11-26
CIK 812914

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

                                SEMELE GROUP INC.

                                  FORM 10-QSB/A

                                      INDEX




                                                                                 Page
                                                                                 ----

PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements (Restated)

  Consolidated balance sheets at June 30, 2002 and December 31, 2001                3

  Consolidated statements of operations for the three and six months
  ended June 30, 2002 and 2001                                                      4

  Consolidated statement of stockholders' capital (deficit) for the six months
   ended  June 30, 2002                                                             5

  Consolidated statements of cash flows for the six months
  ended June 30, 2002 and 2001                                                      6

  Notes to the Consolidated Financial Statements                                    7


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  22


PART II.  OTHER INFORMATION:

Items 1 - 6                                                                        33

Signatures                                                                         34


------


PART  I  -  FINANCIAL  INFORMATION
----------------------------------

                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001



                                                                                             June 30,
                                                                                               2002
                                                                                             (Unaudited)   December 31,
                                                                                             (Restated)      2001
----------------------------------------------------------------------------------------  --------------  --------------
ASSETS
Cash and cash equivalents                                                                 $  17,299,796   $  19,953,899
Restricted cash                                                                                 454,614         452,370
Rents and other receivables                                                                   1,680,752       1,183,127
Due from affiliates                                                                           4,512,918       4,624,498
Equipment held for lease, net of accumulated depreciation
  of $63,294,909 and $62,491,363 at June 30, 2002 and
  December 31, 2001, respectively                                                            44,561,556      53,385,432
Real estate held for development and sale                                                    12,594,490      11,279,856
Land                                                                                          1,929,000       1,929,000
Buildings, net of accumulated depreciation of $2,062,212 and $1,884,896
  at June 30, 2002 and December 31, 2001, respectively                                        9,870,785      10,048,101
Interest in affiliated companies                                                             23,725,411      24,321,861
Interest in non-affiliated companies                                                         16,850,529      16,471,490
Other assets                                                                                  3,939,403       3,648,170
Goodwill, net of accumulated amortization of $764,762 at
   June 30, 2002 and December 31, 2001                                                        7,894,349       4,590,299
                                                                                          --------------  --------------
      Total assets                                                                        $ 145,313,603   $ 151,888,103

LIABILITIES
Accounts payable and accrued expenses                                                     $   9,417,929   $   8,811,499
Deferred rental income                                                                          583,523         583,535
Other liabilities                                                                             3,154,507       3,154,507
Indebtedness                                                                                 49,107,983      52,918,296
Indebtedness and other obligations to affiliates                                             40,257,104      39,408,049
Deferred income taxes                                                                        11,688,968       9,751,000
                                                                                          --------------  --------------
     Total liabilities                                                                      114,210,014     114,626,886

Minority interests                                                                           49,903,960      55,408,679

Commitments and contingencies

STOCKHOLDERS' CAPITAL (DEFICIT)
Common stock, $0.10 par value; 5,000,000 shares authorized;
  2,916,647 shares issued at June 30, 2002 and December 31, 2001                                291,665         291,665
Additional paid in capital                                                                  144,680,487     144,680,487
Accumulated deficit                                                                        (149,539,517)   (148,886,608)
Deferred compensation, 164,279 shares at June 30, 2002
  and December 31, 2001                                                                        (816,767)       (816,767)
Treasury stock at cost, 837,929 shares at June 30, 2002
   and December 31, 2001                                                                    (13,416,239)    (13,416,239)
     Total stockholders' deficit                                                            (18,800,371)    (18,147,462)
                                                                                          --------------  --------------

     Total liabilities, minority interests and stockholders' deficit                      $ 145,313,603   $ 151,888,103

The accompanying notes are an integral part of these consolidated financial statements.



                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                For the three months ended  For the six months ended
                                                                           June 30,                    June 30,
                                                                      2002                       2002
                                                                    (Restated)      2001       (Restated)       2001
                                                                   ---------     ---------    ----------    ----------
REVENUES

Lease revenue                                                    $ 3,026,860   $ 4,023,557   $ 6,310,887   $ 7,716,506
Management fee income from affiliates                              1,254,999     2,136,666     2,520,799     3,355,000
Interest income                                                       68,214       290,499       200,531       576,911
Interest income from affiliates                                       91,132        65,435       142,398       130,870
Gain on sales of equipment, net                                       94,131        32,278       177,888       631,290
Equity income (loss) in affiliated companies                        (150,719)      488,844      (119,320)      646,090
Equity income (loss) in non-affiliated   ssscompanies             (1,770,516)   (2,334,957)    1,018,949     1,211,870
Other income                                                          94,418       697,025       390,062       969,448
                                                                   ---------     ---------    ----------    ----------
  Total revenues                                                   2,708,519     5,399,347    10,642,194    15,237,985
                                                                   ---------     ---------    ----------    ----------

EXPENSES

Depreciation and amortization expense                              2,161,188     2,758,022     4,481,548     5,424,441
Interest on indebtedness                                           1,104,916     1,305,011     2,356,738     2,613,375
Interest on indebtedness and other obligations
  to affiliates                                                      580,140       432,905     1,052,617       870,477
Write-down of equipment                                            1,934,592            --     1,934,592            --
General and administrative expenses                                1,622,480       125,804     2,854,984     2,082,325
Fees and expenses to affiliates                                      332,693     1,220,090       682,169     2,606,686
                                                                   ---------     ---------    ----------    ----------
  Total expenses                                                   7,736,009     5,841,832    13,362,648    13,597,304
                                                                   ---------     ---------    ----------    ----------

Income (loss) before income taxes and
  Minority interest                                               (5,027,490)     (442,485)   (2,720,454)    1,640,681

Provision for income taxes                                           265,242       332,000       529,089       422,000
Elimination of consolidated subsidiaries'
  minority interests                                              (3,759,033)   (1,188,508)   (2,596,634)      313,207
                                                                   ---------     ---------    ----------    ----------
Net income (loss)                                                $(1,533,699)  $   414,023   $  (652,909)  $   905,474
                                                                   ---------     ---------    ----------    ----------

Basic earnings per share
  Net income (loss)                                              $     (0.74)  $      0.20   $     (0.31)  $      0.44
  Basic weighted average number of common shares outstanding       2,078,718     2,078,718     2,078,718     2,078,718
                                                                 ============  ============  ============  ===========

Fully diluted earnings per share
  Net income (loss)                                              $     (0.74)  $      0.20   $     (0.31)  $      0.44
  Diluted weighted average number of common shares outstanding     2,078,718     2,078,718     2,078,718     2,078,718
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

                                SEMELE GROUP INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)



                                Common      Additional      Accumulated       Deferred       Treasury
                                Stock    Paid in Capital      Deficit       Compensation       Stock          Total
 Balance at December 31, 2001  $291,665  $    144,680,487  $(148,886,608)  $    (816,767)  $(13,416,239)  $(18,147,462)

   Net loss                          --                --       (652,909)             --             --       (652,909)

 Balance at June 30, 2002      $291,665  $    144,680,487  $(149,539,517)  $    (816,767)  $(13,416,239)  $(18,800,371)

























    The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                              2002
                                                                            (Restated)    2001
                                                                         -------------  ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                                       $  (652,909)  $    905,474
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization expense                                   4,481,548      5,424,441
    Gain on sale of equipment, net                                           (177,888)      (631,290)
    Write-down of equipment                                                 1,934,592             --
    Equity (income) loss in affiliated companies                              119,320       (646,090)
    Equity income in non-affiliated companies                              (1,018,949)    (1,211,870)
    Elimination of consolidated subsidiaries' minority interests           (2,596,634)       313,207
  Changes in assets and liabilities:
    Decrease (increase) in:
    Rents and other receivables                                              (497,625)       982,260
    Other assets                                                             (305,258)       712,648
    Due from affiliates                                                       111,580        632,719
    Decrease in:
    Accounts payable and accrued expenses                                     269,024    (10,657,300)
                                                                         -------------  ------------
      Net cash provided by (used in) operating activities                   1,666,801     (4,175,801)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Proceeds from equipment sales                                             2,774,720      1,174,411
  Proceeds from assets held for sale                                                -     10,250,000
  Purchase of equipment held for lease                                              -        (55,000)
  Restricted cash                                                                   -      2,109,588
  Cash distributions from PLM investment programs                             903,242      1,211,000
  Cash distributions from non-affiliated companies                            639,911              -
  Purchase of PLM, net of cash acquired                                    (4,362,885)   (17,385,000)
  Costs capitalized to real estate held for development or sale            (1,314,634)      (862,216)
                                                                         -------------  ------------
      Net cash used in investing activities                                (1,359,646)    (3,557,217)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Redemption of stock options                                                       -       (604,000)
  Proceeds from indebtedness                                                        -      1,884,140
  Principal payments on indebtedness                                       (3,810,313)    (6,021,704)
  Indebtedness and other obligations to affiliates                            849,055        908,633
                                                                         -------------  ------------
      Net cash used in financing activities                                (2,961,258)    (3,832,931)

  Net decrease in cash and cash equivalents                                (2,654,103)   (11,565,949)
  Cash and cash equivalents at beginning of period                         19,953,899     27,830,365
  Cash and cash equivalents at end of period                              $17,299,796   $ 16,264,416
                                                                          ------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest (net of capitalized interest of $311,261 and $438,550 for the six months ended
    June 30, 2002 and 2001, respectively)                                 $ 2,007,079   $  2,533,024
  Cash paid during the period for taxes                                   $   338,828   $  6,301,000
                                                                          ============  =============


    The accompanying notes are an integral part of these consolidated financial statements.

NOTE  1  -  BASIS  OF  PRESENTATION

After Semele Group, Inc. (the "Company" or "Semele") filed its quarterly report on Form 10-QSB for the quarter ended June 30, 2002 with the United States Securities and Exchange Commission ("SEC"), the Company determined that the amount recorded as interest expense in its financial statements for the quarter ended March 31, 2002 was understated by $509,821. In addition, $485,000 of costs related to a debt refinancing completed during the quarter ended June 30, 2002 should have been expensed and reflected as a liability as of June 30, 2002. Accordingly, the Company recorded an additional $509,821 of interest expense, for the quarter ended March 31, 2002 and an additional $485,000 of operating expense in the quarter ended June 30, 2002, resulting in an decrease in the net loss for the three months ended June 30, 2002 of $94,354 or $.04 per share. The effect on the six months ended June 30, 2002 was an increase in the net loss of $4,849 or $.00 per share with the remaining impact of expense included in minority interest. As a result, the accompanying financial statements for the three and six months ended June 30, 2002 have been restated from the amounts previously reported.

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

                                               JUNE 30, 2001   JUNE 30, 2001
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

The Company adopted SFAS No. 142 on January 1, 2002. The amortization expense and net income for the six months ended 2002 and 2001 are summarized as follow:


                                                        FOR THE SIX MONTHS   FOR THE SIX MONTHS
                                                          JUNE 30, 2002         JUNE 30, 2001
Reported net income (loss)                             $          (652,909)  $           905,474
Add back: goodwill amortization- MILPI Holdings, LLC                     -               347,619
Adjusted net income (loss)                             $          (652,909)  $         1,253,093
                                                       --------------------  -------------------

Basic and fully diluted earnings per share:
  Reported net income (loss)                           $             (0.31)  $              0.44
  Goodwill amortization                                                  -                  0.16
  Adjusted net income (loss)                           $             (0.31)  $              0.60
                                                       --------------------  -------------------



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


..                                             Remaining
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

Summarized  Financial  Information  for  Equity  Interests  in  Partnerships and
--------------------------------------------------------------------------------
Equipment  Growth  Funds
------------------------

The Company recorded income from its equity interest in the EGF Programs based upon its ownership of common stock in PLM during the respective periods (see
Note 3). The summarized combined financial information for the EGF Programs for the three and six months ending June 30, 2002 and 2001 is as follows:

                FOR THE THREE    FOR THE THREE    FOR THE SIX      FOR THE SIX
                MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
                ---------------  ---------------  ---------------  ---------------
Total revenues  $   21,001,000   $   27,204,000   $   41,596,000   $   58,215,000
Total expenses     (13,000,000)     (12,375,000)     (28,555,000)     (33,520,000)
                ---------------  ---------------  ---------------  ---------------
Net income      $    8,001,000   $   14,829,000   $   13,041,000   $   24,695,000
                ---------------  ---------------  ---------------  ---------------




NOTE  6  -  INTERESTS  IN  NON-AFFILIATED  COMPANIES

The Company has equity interests in the following non-affiliated companies as of June 30, 2002 and December 31, 2001:

                                                                   2002         2001
                                                            -----------  -----------

Interest in Mountain Resort Holdings, LLC                   $ 7,597,934  $ 7,327,997

Advances to and interest in Mountain Springs   Resort, LLC    1,075,774      777,005
Interest in EFG/Kettle Development LLC                        7,551,934    7,740,101
Interest in other                                               624,887      626,387
                                                            -----------  -----------

Total                                                       $16,850,529  $16,471,490
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


                        FOR THE THREE    FOR THE THREE    FOR THE SIX      FOR THE SIX
                        MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                        JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
                        ---------------  ---------------  ---------------  ---------------
Mountain Resort
----------------------
     Total revenues     $    4,070,745   $   4, 400,053   $   20,476,082   $   20,560,862
     Total expenses         (5,359,278)      (6,064,728)     (16,564,726)     (17,347,954)
     Income taxes                 (800)         (52,243)          (6,208)         (52,243)
                        ---------------  ---------------  ---------------  ---------------
     Net income (loss)  $   (1,289,333)  $   (1,716,918)  $    3,905,148   $    3,160,665
                        ---------------  ---------------  ---------------  ---------------

Purgatory Ski Resort
----------------------
     Total revenues     $      478,830   $      759,484   $    9,881,884   $   11,146,188
     Total expenses         (3,175,826)      (2,598,400)      (9,284,346)      (8,576,123)
                        ---------------  ---------------  ---------------  ---------------
     Net income (loss)  $   (2,696,996)  $   (1,838,916)  $      597,538   $    2,570,065
                        ---------------  ---------------  ---------------  ---------------


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

NOTE  7  -  OTHER  ASSETS

At June 30, 2002 and December 31, 2001, other assets consisted of the following:


                                                     2002        2001
                                               ----------  ----------
Deferred financing costs, net                  $  973,397  $1,065,447
Cash surrender value of life insurance policy   2,475,828   2,343,000
Prepaid insurance                                 124,157          --
Other                                             366,021     239,723
                                               ----------  ----------
  Total                                        $3,939,403  $3,648,170
                                               ----------  ----------




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

The annual maturities of the Company's indebtedness to third parties is summarized below:

                                         BUILDINGS   EQUIPMENT    TOTAL
                                         ----------  -----------  -----------
For the year ending June 30,       2003  $  685,531  $ 5,492,403  $ 6,177,934
                                   2004     423,815   33,526,081   33,949,896
                                   2005     458,352    4,760,082    5,218,434
                                   2006     495,707           --      495,707
                                   2007     664,151           --      664,151
Thereafter                                2,601,861           --    2,601,861
                                          ---------   ----------  -----------

Total                                    $5,329,417  $43,778,566  $49,107,983
                                         ==========  ===========  ===========



The Company's indebtedness to third parties is divided among the Company's consolidated affiliates as follows:

AFG Investment Trust A                  $   365,015
AFG Investment Trust B                      365,015
AFG Investment Trust C                   19,922,187
AFG Investment Trust D                   23,126,349
Old North Capital Limited Partnership     5,006,858
AFG International Limited Partnerships      322,559
                                        -----------

  Total                                 $49,107,983
                                        ===========


In June 2002, AFG Investment Trust D ("Trust D") executed an amendment to the debt agreement securing the aircraft leased by Cygnus Air, S.A. In July, August and September, 2002, additional amounts of $1,223,831, $181,785 and $134,622 respectively were funded on the debt to finance Trust D's costs for a breakage fee on the refinancing and costs incurred to re-lease the aircraft to Cygnus Air, S.A. The amended debt requires monthly payments of $120,000 with a $3,128,690 balloon payment due at maturity, which was extended to January 9, 2005. In conjunction with the refinancing, the Trust was required to pay approximately $485,000 for a breakage fee and other lender-related legal costs. As of June 30, 2002, these costs were expensed by the Trust and included in accrued liabilities.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections. As permitted by the pronouncement, the Trust has elected early adoption of SFAS No. 145 as of April 11, 2002, and, accordingly, the loss on extinguishment of long-term debt in June 2002 has been reported in operating expenses in the Trust's June 30, 2002 Statement of Operations.

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


                                     2002        2001
                                 --------  ----------

Equipment management fees        $264,079  $  305,245
Administrative charges            418,090     264,678
Reimbursable operating expenses
 due to third parties                  --   2,036,763
                                 --------  ----------

Total                            $682,169  $2,606,686
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

For the year ending June 30, 2003  $ 4,000,000
                             2004    6,002,000
                             2005           --
                             2006    3,000,000
                                     ---------
     Total                         $13,002,000
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

Due  From  Affiliates
---------------------

Amounts due from affiliates are summarized below as of June 30, 2002 and December 31, 2001:

                                                                         2002        2001
                                                                     ----------  ----------

Loan obligations due from Mr. Engle and Mr. Coyne                    $2,937,205  $2,937,205
Interest receivable on loan obligations due from
  Mr. Engle and Mr. Coyne                                               650,125     518,766
Rents receivable from EFG escrow  (1)                                   114,091     217,527
Management fees receivable from PLM Equipment Growth Funds              745,043     951,000
Due from Kettle Valley                                                   66,454          --
                                                                     ----------  ----------
Total                                                                $4,512,918  $4,624,498
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

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below:



                                                                FOR THE THREE                    FOR THE SIX
                                                              MONTHS ENDED     FOR THE THREE    MONTHS ENDED     FOR THE SIX
                                                              JUNE 30, 2002    MONTHS ENDED     JUNE 30, 2002    MONTHS ENDED
                                                                (RESTATED)     JUNE 30, 2001     (RESTATED)      JUNE 30, 2001
                                                             ---------------  ---------------  ---------------  --------------
Operating Revenues: (1)
  Equipment leasing                                          $    4,320,736   $    6,951,968   $    9,139,439   $   12,793,164
  Real estate                                                       309,018          293,492          603,126          586,861
                                                             ---------------  ---------------  ---------------  --------------
   Total                                                          4,629,754        7,245,460        9,742,565       13,380,025

Equity Interests        Income (Loss)
  Equipment leasing                                                (150,719)         488,844         (119,320)         646,090
  Real estate                                                    (1,770,516)      (2,334,957)       1,018,949        1,211,870
                                                             ---------------  ---------------  ---------------  --------------
Total                                                            (1,921,235)      (1,846,113)         899,629        1,857,960

Total Revenues                                               $    2,708,519   $    5,399,347   $   10,642,194   $   15,237,985

Operating Expenses and Management Fees:
  Equipment leasing                                          $    1,878,388   $    1,327,427   $    3,392,539   $    4,654,772
  Real estate                                                        76,785           18,467          144,614           34,239
                                                             ---------------  ---------------  ---------------  --------------
   Total                                                          1,955,173        1,345,894        3,537,153        4,689,011

Interest Expense:
  Equipment leasing                                               1,586,057        1,631,561        3,209,464        3,269,391
  Real estate                                                        98,999          106,355          199,891          214,461
                                                             ---------------  ---------------  ---------------  --------------
   Total                                                          1,685,056        1,737,916        3,409,355        3,483,852

Depreciation, Write-down of Equipment and Amortization: (2)
  Equipment leasing                                               4,001,232        2,663,474        6,227,044        5,235,345
  Real estate                                                        94,548           94,548          189,096          189,096
                                                             ---------------  ---------------  ---------------  --------------
   Total                                                          4,095,780        2,758,022        6,416,140        5,424,441

Total Expenses                                               $    7,736,009   $    5,841,832   $   13,362,648   $   13,597,304

Provision for income taxes                                          265,242          332,000          529,089          422,000
Elimination of minority interests                                (3,759,033)      (1,188,508)      (2,596,634)         313,207
                                                             ---------------  ---------------  ---------------  --------------
Net income (loss)                                            $   (1,533,699)  $      414,023   $     (652,909)  $      905,474

Capital Expenditures
  Equipment leasing                                          $           --   $       55,000   $    4,362,885   $   17,440,000
  Real estate                                                       848,632          293,708        1,314,634          862,216
                                                             ---------------  ---------------  ---------------  --------------
   Total                                                     $      848,632   $      348,708   $    5,677,519   $   18,302,216
                                                             ---------------  ---------------  ---------------  --------------


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

------

ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

After Semele Group, Inc. (the "Company" or "Semele") filed its quarterly report on Form 10-QSB for the quarter ended June 30, 2002 with the United States Securities and Exchange Commission ("SEC"), the Company determined that the amount recorded as interest expense in its financial statements for the quarter ended March 31, 2002 was understated by $509,821. In addition, $485,000 of costs related to a debt refinancing completed during the quarter ended June 30, 2002 should have been expensed and reflected as a liability as of June 30, 2002. Accordingly, the Company recorded an additional $509,821 of interest expense, for the quarter ended March 31, 2002 and an additional $485,000 of operating expense in the quarter ended June 30, 2002, resulting in an decrease in the net loss for the three months ended June 30, 2002 of $94,354 or $.04 per share. The effect on the six months ended June 30, 2002 was an increase in the net loss of $4,849 or $.00 per share with the remaining impact of expense included in minority interest. As a result, the accompanying financial statements for the three and six months ended June 30, 2002 have been restated from the amounts previously reported.

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

WRITE-DOWN OF EQUIPMENT. The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the three months ended June 30, 2002, the Trusts recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interests in a McDonnell Douglas MD-87 aircraft. The resulting charge of $1,934,592 was based on a comparison of estimated fair value and carrying value of the Trusts' interests in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment of the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines.

INTEREST EXPENSE. Interest expense was approximately $3.2 million and $3.3 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense associated with equipment leasing consists of interest associated with corporate debt, equipment leasing debt and indebtedness to affiliates. Total interest expense decreased by approximately $100,000 for the six months ended June 30, 2002 in comparison to the same period of 2001 as a result of the decrease in the total outstanding balance of notes payable for equipment.

OPERATING EXPENSES AND MANAGEMENT FEES. Operating expenses and management fees decreased by approximately $1.3 million from $4.7 million for the six months ended June 30, 2001 to $3.4 million for the six months ended June 30, 2002.
During the six months ended June 30, 2001, operating expenses included approximately $160,000 for ongoing legal matters, approximately $209,000 for remarketing costs related to the re-lease of an aircraft to Scandinavian Airlines System, and $332,400 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MAC. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. During the six months ended June 30, 2002, operating expenses included approximately $485,000 of noncapitalizable costs incurred in conjunction with the amendment on the debt agreement for the aircraft leased to Cygnus in June 2002. The remaining decrease is primarily attributable to a decrease in operating expenses incurred by MILPI Holdings. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition or liquidation of assets. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Fees and other costs paid to affiliates during the six months ended June 30, 2002 and 2001 are as follows:


                                     2002        2001
                                 --------  ----------
Equipment management fees        $264,079  $  305,245
Administrative charges            418,090     264,678
Reimbursable operating expenses
 due to third parties                  --   2,036,763
                                 --------  ----------

Total                            $682,169  $2,606,686
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

ELIMINATION OF MINORITY INTERESTS. Elimination of minority interests expense decreased by approximately $2.9 million for the six months ended June 30, 2002 compared to same period in 2001. The decrease in minority interest expense is primarily due to the allocation of losses in the AFG Trusts to the Class A Beneficiaries during the six months ended June 30, 2002. Such losses are eliminated in consolidation. The Company directly or indirectly owns the managing trustee, the Special Beneficiary and the majority of the Class B interest in the AFG Trusts eliminates in consolidation. The AFG Trusts' income is allocated quarterly first, to eliminate any Participant's negative capital account balance and second, 1% to the Managing Trustee, 8.25% to the Special Beneficiary and 90.75% collectively to the Class A and Class B Beneficiaries. The latter is allocated proportionately between Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period. Net losses are allocated quarterly first, to eliminate any positive capital account balance of the Managing Trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balance of the Class A Beneficiaries; and third, any remainder to the Managing Trustee. The remaining minority interests consist of various other consolidated subsidiaries.

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

AFG TRUSTS: The AFG Trusts' principal operating activities have been derived from asset rental transactions. Accordingly, the AFG Trusts' principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. The AFG Trusts' operating activities generated net cash inflows of approximately $1.4 million and $2.5 million for the six months ended June 30, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the AFG Trusts' lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, will also decline as the AFG Trusts remarket their equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At June 30, 2002, the AFG Trusts were due aggregate future minimum lease payments of approximately $15.7 million from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of approximately $43.8 million. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the AFG Trusts will become less predictable as the Trusts remarket their equipment.

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


The  Company  did not file any Forms 8-K during the quarter ended June 30, 2002.

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