Form 10-Q
period 2002-09-30
SEMELE GROUP INC
filed 2002-11-26
CIK 812914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB



[  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  September  30,  2002

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


Shares  of  common  stock  outstanding  as  of  November  14,  2002:  2,078,718


Transitional  Small  Business  Disclosure  Format:  YES.  NO  X.
                                                            ---

                                SEMELE GROUP INC.

                                   FORM 10-QSB

                                      INDEX




                                                                                 Page
                                                                                 ----

PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements

  Consolidated Balance Sheets at September 30, 2002 and December 31, 2001           3

  Consolidated Statements of Operations for the Three and Nine Months
   Ended September 30, 2002 and 2001                                                4

  Consolidated Statement of Stockholders' Capital (Deficit) for the Nine Months
    Ended  September 30, 2002                                                       5

  Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 2002 and 2001                                               6

  Notes to the Consolidated Financial Statements                                    7


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  22

Item 4. Controls and Procedures                                                    34


PART II.  OTHER INFORMATION:

Items 1 - 6                                                                        35

Signatures                                                                         37


------

ITEM  1.  FINANCIAL  STATEMENTS
          ---------------------
                                SEMELE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



                                                                           September 30,
                                                                               2002         December 31,
                                                                             (Unaudited)       2001
                                                                          ---------------  --------------
ASSETS
Cash and cash equivalents                                                 $   12,982,254   $  19,953,899
Restricted cash                                                                  454,614         452,370
Rents and other receivables                                                      750,563       1,183,127
Due from affiliates                                                            4,464,716       4,624,498
Equipment held for lease, net of accumulated depreciation
  of $64,378,391 and $62,491,363 at September 30, 2002 and
  December 31, 2001, respectively                                             42,562,505      53,385,432
Assets held for sale                                                           4,830,380              --
Real estate held for development and sale                                     12,997,329      11,279,856
Land                                                                           1,929,000       1,929,000
Buildings, net of accumulated depreciation of $2,150,870 and $1,884,896
  at September 30, 2002 and December 31, 2001, respectively                    9,782,127      10,048,101
Interest in affiliated companies                                              23,045,627      24,321,861
Interest in non-affiliated companies                                          14,764,266      16,471,490
Other assets                                                                   4,076,354       3,648,170
Goodwill, net of accumulated amortization of $764,762 at
   September 30, 2002 and December 31, 2001                                    8,368,826       4,590,299
                                                                          ---------------  --------------
      Total assets                                                        $  141,008,561   $ 151,888,103

LIABILITIES
Accounts payable and accrued expenses                                     $    9,299,211   $   8,811,499
Other liabilities                                                              3,190,600       3,738,042
Indebtedness                                                                  48,736,925      52,918,296
Indebtedness and other obligations to affiliates                              40,705,413      39,408,049
Deferred income taxes                                                         12,748,823       9,751,000
                                                                          ---------------  --------------
     Total liabilities                                                       114,680,972     114,626,886

Minority interests                                                            45,280,351      55,408,679

Commitments and contingencies

STOCKHOLDERS' CAPITAL (DEFICIT)
Common stock, $0.10 par value; 5,000,000 shares authorized;
  2,916,647 shares issued at September 30, 2002 and December 31, 2001            291,665         291,665
Additional paid in capital                                                   144,680,487     144,680,487
Accumulated deficit                                                         (149,691,908)   (148,886,608)
Deferred compensation, 164,279 shares at September 30, 2002
  and December 31, 2001                                                         (816,767)       (816,767)
Treasury stock at cost, 837,929 shares at September 30, 2002
   and December 31, 2001                                                     (13,416,239)    (13,416,239)
     Total stockholders' deficit                                             (18,952,762)    (18,147,462)
                                                                          ---------------  --------------

     Total liabilities, minority interests and stockholders' deficit      $  141,008,561   $ 151,888,103
                                                                          ---------------  --------------


    The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                For the Three Months Ended    For the Nine Months Ended
                                                        September 30,               September 30,
                                                      2002          2001          2002          2001
                                                  ----------    ----------    ----------    ----------
REVENUES

Lease revenue                                    $ 3,014,274   $ 3,669,404   $ 9,325,161   $11,385,910
Management fee income from affiliates                965,618     2,497,000     3,486,417     5,852,000
Interest income                                       65,249       180,688       265,780       757,599
Interest income from affiliates                       54,358        65,434       196,756       196,304
Loss on sale of equipment                           (288,661)         (852)     (288,661)           --
Gain on sales of equipment                           307,909            --       485,797       630,438
Equity income in affiliated companies                141,357       222,469        22,037       868,559
Equity loss in non-affiliated
  companies                                       (2,079,934)   (1,646,241)   (1,060,985)     (434,371)
Other revenue                                         99,268       256,934       489,330     1,226,382
                                                  ----------    ----------    ----------    ----------
  Total revenues                                   2,279,438     5,244,836    12,921,632    20,482,821
                                                  ----------    ----------    ----------    ----------
EXPENSES

Depreciation and amortization expense              2,165,668     2,556,242     6,647,216     7,980,683
Provision for impaired assets                             --     2,525,962     1,934,592     2,525,962
Interest on indebtedness                           1,035,295       916,482     3,392,033     3,529,857
Interest on indebtedness and other obligations-
  affiliates                                         342,545       421,148     1,395,162     1,291,625
General and administrative expenses                2,433,236     1,251,418     5,288,220     3,333,743
Fees and expenses to affiliates                      522,564       952,443     1,204,733     3,559,129
                                                  ----------    ----------    ----------    ----------
  Total expenses                                   6,499,308     8,623,695    19,861,956    22,220,999


Loss before income taxes and
  minority interest                               (4,219,870)   (3,378,859)   (6,940,324)   (1,738,178)

Provision for income taxes                           406,824       882,000       935,913     1,304,000
Elimination of consolidated subsidiaries'
  minority interests                               4,474,303       675,702     7,070,937       362,495

Net loss                                         $  (152,391)  $(3,585,157)  $  (805,300)  $(2,679,683)


Basic loss per share:
  Net loss                                       $     (0.07)  $     (1.72)  $     (0.39)  $     (1.29)
  Basic weighted average number of
    common shares outstanding                      2,078,718     2,078,718     2,078,718     2,078,718
                                                 ============  ============  ============  ============

Fully diluted loss per share:
  Net loss                                       $     (0.07)  $     (1.72)  $     (0.39)  $     (1.29)
  Diluted weighted average number of
    common shares outstanding                      2,078,718     2,078,718     2,078,718     2,078,718
                                                 ============  ============  ============  ============

..




    The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' CAPITAL (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                 Common      Additional      Accumulated       Deferred       Treasury
                                 Stock    Paid in Capital      Deficit       Compensation       Stock          Total
 Balance at December 31, 2001   $291,665  $    144,680,487  $(148,886,608)  $    (816,767)  $(13,416,239)  $(18,147,462)

   Net loss                           --                --       (805,300)             --             --       (805,300)

 Balance at September 30, 2002  $291,665  $    144,680,487  $(149,691,908)  $    (816,767)  $(13,416,239)  $(18,952,762)

























    The accompanying notes are an integral part of these consolidated financial statements.

                                SEMELE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                              2002          2001
                                                                          -----------  -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net loss                                                                $  (805,300)  $ (2,679,683)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation and amortization expense                                   6,647,216      7,980,683
    Provision for impaired assets                                           1,934,592      2,525,962
    Amortization of goodwill related to PLM investment programs                    --      1,845,000
    Compensation expense related to variable stock options                         --        315,000
    Loss on disposition of assets, net                                             --        104,000
    Equity income from PLM investment programs                                     --     (1,304,000)
    Loss on sale of equipment                                                 288,661             --
    Gain on sale of equipment                                                (485,797)      (630,438)
    Equity income in affiliated companies                                     (22,037)      (868,559)
    Equity income in non-affiliated companies                               1,060,985        434,371
    Elimination of consolidated subsidiaries' minority interests           (7,070,937)      (362,495)
  Changes in assets and liabilities:
    Rents and other receivables                                               432,564      1,480,819
    Other assets                                                             (617,553)     1,340,730
    Due from affiliates                                                       159,782      1,201,251
    Accounts payable and accrued expenses                                      38,948    (11,429,339)
                                                                          -----------  -------------
      Net cash provided by (used in) operating activities                   1,561,124        (46,698)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Proceeds from equipment sales                                             2,897,682      1,175,269
  Proceeds from assets held for sale                                               --     10,250,000
  Purchase of equipment held for sale                                      (4,830,380)       (71,000)
  Restricted cash                                                                  --      2,154,570
  Cash distributions from interest in affiliated companies                  1,724,383      1,432,000
  Cash distributions from interest in non-affiliated companies                639,911             --
  Purchase of PLM, net of cash acquired                                    (4,362,885)   (17,385,000)
  Costs capitalized to real estate held for development or sale            (1,717,473)    (1,411,161)
                                                                          -----------  -------------
      Net cash used in investing activities                                (5,648,762)    (3,855,322)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Redemption of stock options                                                      --       (919,000)
  Proceeds from indebtedness                                                1,036,167      1,884,140
  Principal payments on indebtedness                                       (5,217,538)    (7,674,208)
  Indebtedness and other obligations to affiliates                          1,297,364      1,989,272
                                                                          -----------  -------------
      Net cash used in financing activities                                (2,884,007)    (4,719,796)


  Net decrease in cash and cash equivalents                                (6,971,645)    (8,621,816)
  Cash and cash equivalents at beginning of period                         19,953,899     27,830,365
  Cash and cash equivalents at end of period                              $12,982,254   $ 19,208,549
                                                                          ------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest (net of capitalized interest of $570,000 and $674,000 for the nine months ended September 30,
    2002 and 2001, respectively)                                          $ 3,733,552   $  4,182,766
                                                                          -----------  -------------
  Cash paid during the period for taxes                                   $   657,567   $  6,245,000
                                                                          -----------  -------------





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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly Semele Group Inc.'s ("Semele" or the "Company") consolidated financial position at September 30, 2002 and December 31, 2001, consolidated results of operations for the three and nine month periods ended September 30, 2002 and 2001, consolidated statements of stockholders' capital for the nine months ended September 30, 2002 and consolidated statements of cashflows for the nine months ended September 30, 2002 and 2001 have been made and are reflected.

For accounting purposes, the Company considers affiliates to be persons and/or entities that directly, or indirectly through one or more intermediaries, control or are controlled by, or are under the common control of or with, the Company. All other entities are considered to be non-affiliates.

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

Cash  and  Cash  Equivalents  and  Restricted  Cash
---------------------------------------------------

The Company considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments. The availability of cash held by the four AFG Investment Trusts (the "AFG Trusts" or the "Trusts"), MILPI Holdings, LLC, EFG Kirkwood LLC and the AFG International Limited Partnerships to Semele is subject to terms and conditions over the use and disbursement of cash and other matters contained in respective agreements that govern those entities. The Company has voting control over most matters concerning these entities, including the declaration, authorization, and amount of cash distributions. The composition of the Company's consolidated cash position is as follows:


                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     2002..          2001.
                                                 --------------  -------------
Semele Group Inc. and wholly-owned subsidiaries  $    1,864,698  $     479,224
EFG Kirkwood                                            640,575             --
AFG Investment Trust A                                  535,342        587,819
AFG Investment Trust B                                  897,784        899,569
AFG Investment Trust C                                  857,210      1,716,588
AFG Investment Trust D                                  198,932      1,887,691
AFG International Limited Partnerships                  565,496        346,008
MILPI Holdings, LLC                                   7,422,217     14,037,000
                                                 --------------  -------------

  Total                                          $   12,982,254  $  19,953,899
                                                 ==============  =============


Restricted cash of $454,614 at September 30, 2002 consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions per legally binding agreements.

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

The Company recorded goodwill of approximately $3,779,000 in conjunction with the acquisition of the remaining 17% of the outstanding common stock of PLM International, Inc. ("PLM") in February 2002 (See Note 3). This goodwill included approximately $446,000 of total costs estimated for severance of PLM employees and relocation costs in accordance with management's formal plan to involuntarily terminate employees, which plan was developed in conjunction with the acquisition.

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

MAC is a wholly owned subsidiary of MILPI Holdings, LLC ("MILPI Holdings"), which was formed by the AFG Trusts on December 22, 2000. The AFG Trusts are consolidated affiliates of the Company engaged in the equipment leasing and real estate businesses. The AFG Trusts collectively paid $1,200,000 for their membership interests in MILPI Holdings and MILPI Holdings purchased the common stock of MAC for an aggregate purchase price of $1,200,000 at December 31, 2000. MAC then entered into a definitive agreement with PLM to acquire up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27,000,000. In connection with the acquisition, on December 29, 2000, MAC commenced a tender offer to purchase any and all of PLM's outstanding common stock. Pursuant to the cash tender offer, MAC acquired approximately 83% of PLM's common stock in February 2001 for a total purchase price of approximately $21,800,000. The assets of PLM included cash and cash equivalents of approximately $4,400,000. The acquisition resulted in goodwill of approximately $5,400,000.

On February 6, 2002, MAC completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM, with PLM as the surviving entity. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting. The remaining interest was purchased for approximately $4,363,000, resulting in additional goodwill of approximately $3,779,000. Concurrent with the completion of the merger, PLM ceased to be publicly traded.

The following pro forma consolidated results of operations for the period ended September 30, 2001 assumes the February 2002 PLM acquisition occurred as of January 1, 2001. Because the remaining PLM interest was acquired in February of 2002 and consequently PLM operating results were included from February 6, 2002 through September 30, 2002, pro forma information for 2002 was not considered necessary.

                                    FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                              ENDED                 ENDED
                                      SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
Total revenues                       $         5,352,191   $        20,804,886
Net loss from continuing operations           (3,271,504)           (1,416,113)
Net loss                                      (3,477,802)           (2,357,618)

Per share information:
Net loss from continuing operations  $            ( 1.57)  $             (0.68)
Net loss                             $             (1.67)  $             (1.13)



These amounts include PLM's actual results for the nine months ended September 30, 2001 adjusted for various purchase accounting adjustments, including elimination of minority interest. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

The Company adopted SFAS No. 142 on January 1, 2002. The amortization expense and net income for the nine months ended 2002 and 2001 are summarized as follow:


                                                       FOR THE NINE MONTHS    FOR THE NINE MONTHS
                                                       SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
                                                      ---------------------  ---------------------
Reported net loss                                     $           (805,300)  $         (2,679,683)
Add back: goodwill amortization- MILPI Holdings, LLC                    --                556,191
                                                      ---------------------  ---------------------
Adjusted net loss                                     $           (805,300)  $         (2,123,492)
                                                      ---------------------  ---------------------

Basic and fully diluted earnings per share:
  Reported net loss                                   $              (0.39)  $              (1.29)
  Goodwill amortization                                                 --                   0.27
                                                      ---------------------  ---------------------
  Adjusted net loss                                   $              (0.39)  $              (1.02)
                                                      ---------------------  ---------------------


The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:


Balance as of January 1, 2002            $4,590,299
Add:  Goodwill acquired during the year   3,778,527
                                        -----------
Balance at September 30, 2002            $8,368,826


NOTE  4  -  EQUIPMENT  HELD  FOR  LEASE

The following is a summary of all equipment in which the Company has an interest at September 30, 2002. Substantially all of the equipment is leased under triple net lease agreements meaning that the lessees are responsible for maintaining, insuring and operating the equipment in accordance with the terms of the respective lease agreements. Remaining lease term (months), as used below, represents the number of months remaining under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.


..                                             Remaining
..                                            Lease Term     Equipment
 Equipment Type                               (Months)        Cost
------------------------------------------  -------------  -----------

Aircraft                                            3-36   $79,628,529
Manufacturing                                       0-11     8,898,851
Locomotives                                            0     8,312,342
Materials handling                                  0-13     5,364,562
Computers and peripherals                           0-08     3,000,433
Construction and mining                              0-3     1,296,088
Miscellaneous                                       0-10       440,091
                                                           -----------
Total equipment cost                                       106,940,896
Accumulated depreciation                                   (64,378,391)
                                                          -------------
Equipment, net of accumulated depreciation                $ 42,562,505
                                                          =============


The  equipment  is  owned  by  the Company's consolidated affiliates as follows:

   AFG Investment Trust A  $  2,243,719
   AFG Investment Trust B     2,968,601
   AFG Investment Trust C    45,753,998
   AFG Investment Trust D    55,936,843
 MILPI Holdings, LLC             37,735
                           ------------
     Total                 $106,940,896
                           ============


The preceding summary of equipment includes leveraged equipment having an original cost of approximately $80,903,000 and a net book value of $39,226,000 at September 30, 2002. Indebtedness associated with the equipment is summarized in Note 11. Indebtedness on leveraged equipment will be amortized by the rental streams derived from the corresponding lease contracts, and balloon debt obligations that will not be amortized by scheduled lease payments. Such obligations may result in future refinancings to extend the repayment periods or the sale of the associated assets to retire the indebtedness.

In April 2002, AFG Investment Trust D ("Trust D") executed an agreement with an existing lessee, Emery Worldwide ("Emery"), to early terminate the lease of a McDonnell Douglas DC-8-73 aircraft that had been scheduled to expire in July 2002. Subsequent to the termination of the lease, the aircraft was re-leased to Cygnus Air, S.A. ("Cygnus") for term of thirty months beginning July 2002. In conjunction with the new lease, Trust D amended its debt agreement collateralized by the aircraft and assigned the lease payments to the lender. Trust D received additional debt proceeds of approximately $316,000. Trust D used these debt proceeds and a portion of other receipts to perform repairs and maintenance on the aircraft totaling $773,000 which was expensed during the three months ended September 30, 2002.

Future minimum rental payments due in connection with all equipment are scheduled as follows:

For the year ending Sept. 30, 2003  $ 9,841,195
                              2004    2,543,249
                              2005      728,576
                                      ---------

Total                               $13,113,020
                                    ===========


At September 30, 2002, the cost and net book value of equipment off-lease was approximately $13,952,000. and $2,095,000 respectively. The Managing Trustee of the Trusts is actively seeking the sale or re-lease of all equipment not on lease. In addition, the equipment summary above includes equipment being leased on a month-to-month basis.

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. The Trusts recorded a write-down of equipment, representing impairment to the carrying value of the Trust's interests in a McDonnell Douglas MD-87 aircraft. The resulting charge of $1,935,000 was based on a comparison of estimated fair value and carrying value of the AFG Trusts' interests in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment by the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with the change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines.

NOTE  5-  REAL  ESTATE  HELD  FOR  DEVELOPMENT  AND  SALE

The Company owns 274 acres of undeveloped land north of Malibu, California called Rancho Malibu. Approximately 40 acres of the property is zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. During the nine months ended September 30, 2002, the Company capitalized $1,717,000 of costs, including $570,000 for interest related to this asset. During the nine months ended September 30, 2001, the Company capitalized $1,411,000 of costs, including $674,000 for interest related to this asset.

At September 30, 2001, the Company recorded an impairment of $2,526,000 in connection with the Malibu property that reduced the carrying value of this asset to $10,274,000. The amount of the write-down is equivalent to the difference between estimated future discounted cash flows of the property and its unadjusted carrying value. Estimated future cash flows were based on management's current development plans and assessment of the current real estate market. Actual values could differ from management's estimates.

NOTE  6  -  ASSETS  HELD  FOR  SALE

In May 2002 , MILPI and its affiliates entered into an agreement for the purchase or lease of 1,050 pressure tank cars over the next three years, with at least 350 pressure tank cars to be purchased or leased per year. MILPI and its affiliates have the ability to select any type or model of pressure tank car. The purchase price and the applicable 10 year lease rates per type of pressure tank car are defined in the agreement. For pressure tank cars that are leased, MILPI and its affiliates have the option to purchase the pressure tank cars at fair market value at lease maturity. Per the terms of the agreement, MILPI and its affiliates agree to purchase at least 30% of the total number of pressure tank cars with the greatest per unit cost, the total purchase commitment would be approximately $79,000,000. As of September 30, 2002, MILPI Holdings had purchased $4,830,000 which is available for sale to its affiliated programs.

NOTE  7  -  LAND  AND  BUILDINGS

The Company has ownership interests in two commercial buildings that are leased to a major university. The buildings are used in connection with the university's international education programs and include both classroom and dormitory space.
As of September 30,2002 and December 31, 2001, land and buildings consisted of the following:

Buildings                                 September 30,    December 31,
                                                2002            2001
----------------------------------------  ---------------  --------------
Washington, D.C.                          $    4,954,739   $   4,954,740
Sydney, Australia                              6,978,258       6,978,257
                                          ---------------  --------------
  Total cost                                  11,932,997      11,932,997
                Accumulated depreciation      (2,150,870)     (1,884,896)
                                          ---------------  --------------

  Buildings, net                          $    9,782,127   $  10,048,101
                                          ===============  ==============


Land                                      September 30,    December 31,
                                              2002            2001
----------------------------------------  ---------------  --------------
Washington, D.C.                          $    1,729,000   $   1,729,000
Sydney, Australia                                200,000         200,000
                                          ---------------  --------------

  Land, total                             $    1,929,000   $   1,929,000
                                          ===============  ==============






Indebtedness associated with the land and buildings is summarized in Note 11. Future minimum rental payments in connection with the leases for both buildings are due as follows:

For the year ending September 30,       2003  $  877,504
..                                       2004     786,504
..                                       2005     786,504
..                                       2006     879,123
..                                       2007     942,396
            Thereafter.                        2,572,097
                                               ---------
Total                                         $6,844,128
                                              ==========



NOTE  8  -  INTERESTS  IN  AFFILIATED  COMPANIES

The Company has equity interests in the following affiliates as of September 30, 2002 and December 31, 2001:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2002           2001
                                                    --------------  -------------

Equity Interests in AFG International Partnerships  $    2,582,159  $   3,373,933
Equity Interest in Equipment Growth Funds               20,463,468     20,947,928
                                                    --------------  -------------

Total                                               $   23,045,627  $  24,321,861
                                                    ==============  =============


Equity  Interests  in  Partnerships
-----------------------------------

In 1998, the Company acquired Ariston Corporation ("Ariston") which had an ownership interest in 11 limited partnerships engaged primarily in the equipment leasing business. In addition to the partnership interests, Ariston has an interest in each of the AFG Trusts which is eliminated in consolidation. Ariston's percentage ownership for each interest varies from less than 1% to 16%. The partnerships are controlled by Equis Financial Group Limited Partnership, ("EFG"), an affiliated entity controlled by Gary D. Engle. Total equity income and loss recognized was $271,000 and $191,000, respectively during the three and nine months ended September 30, 2002 as compared to equity income of approximately $222,000 and $869,000 recognized during the three and nine months ended September 30, 2001. During 2002, the Partnerships adopted a formal plan of liquidation and paid an initial distribution to its investors. For the three and nine months ended September 30, 2002, Ariston received $600,000 in distributions from the Partnerships. No distributions were paid during the three and nine months ended September 30, 2001.

Equity  Interests  in  Equipment  Growth  Funds
-----------------------------------------------

As compensation for organizing various partnership investment programs, PLM was granted an interest (between 1% and 15%) in the earnings and cash distributions of the individual programs, in which PLM Financial Services, Inc. ("FSI"), a wholly-owned subsidiary of PLM, is the General Partner or Manager. PLM records as a partnership interest its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocations of the program's gross income allowed under the respective partnership agreements.

FSI is the manager of 10 investment programs ("EGF Programs"). Distributions of the programs are allocated as follows: 99% to the limited partners and 1% to the General Partner in PLM Equipment Growth Fund ("EGF") I and PLM Passive Income Investors 1988-II; 95% to the limited partners and 5% to the General Partner in EGF's II, III, IV, V, VI, and PLM Equipment Growth & Income Fund VII ("EGF
VII"); and 85% to the members and 15% to the manager in Professional Lease Management Income Fund I, LLC ("Fund 1"). PLM's interest in the cash distributions of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. Net income is allocated to the General Partner subject to certain allocation provisions. FSI is entitled to reimbursement from the equipment growth funds for providing certain administrative services. During the three and nine months ended September 30, 2002, the Company recorded $130,000 and $213,000 of equity loss and income and received distributions of $211,000 and $1,114,000 from the EGF Programs, respectively.

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

Summarized  Financial Information for Equity Interests in Equipment Growth Funds
--------------------------------------------------------------------------------

The Company recorded income and loss from its equity interest in the EGF Programs based upon its ownership of common stock in PLM during the respective periods (see Note 3). The summarized combined financial information for the EFG Programs for the three and nine months ending September 30, 2002 and 2001 is as follows:

                FOR THE THREE         FOR THE THREE         FOR THE NINE          FOR THE NINE
                MONTHS ENDED          MONTHS ENDED          MONTHS ENDED          MONTHS ENDED
                SEPTEMBER 30, 2002    SEPTEMBER 30, 2001    SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                --------------------  --------------------  --------------------  --------------------
Total revenues  $        17,180,000   $        19,673,000   $        55,010,000   $        70,646,000
Total expenses          (18,374,000)          (18,161,000)          (50,247,000)          (52,023,000)
                --------------------  --------------------  --------------------  --------------------
Net income      $        (1,194,000)  $         1,512,000   $         4,763,000   $        18,623,000
                --------------------  --------------------  --------------------  --------------------




NOTE  9  -  INTERESTS  IN  NON-AFFILIATED  COMPANIES

The Company has equity interests in the following non-affiliated companies as of September 30, 2002 and December 31, 2001:


                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 2002           2001
                                                            --------------  -------------

Interest in Mountain Resort Holdings, LLC                   $    6,648,535  $   7,327,997
Interest in EFG/Kettle Development LLC                           7,472,830      7,740,101
Interest in other                                                  618,558        626,387

Advances to and interest in Mountain Springs   Resort, LLC          24,343        777,005
                                                            --------------  -------------

Total                                                       $   14,764,266  $  16,471,490
                                                            ==============  =============



Mountain  Resort Holdings, LLC and Mountain Springs Resort, LLC - Winter Resorts
--------------------------------------------------------------------------------

The Company, through its ownership of EFG Kirkwood LLC ("EFG Kirkwood"), has equity interests in Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC. The Company's ownership interest in Mountain Resort Holdings, LLC ("Mountain Resort") and Mountain Springs Resort, LLC ("Mountain Springs") had an original cost of approximately $7,300,000 and $3,400,000, respectively, including acquisition fees of $64,865 and $34,000, respectively, paid to EFG, an affiliated company, by the AFG Trusts. Mountain Resort is primarily a ski and mountain recreation resort located in California. Mountain Springs has majority ownership in DCS/Purgatory LLC ("Purgatory"), a ski resort located in Colorado. The Company's ownership interests in Mountain Resort and Mountain Springs are accounted for using the equity method. The Company recorded a loss of approximately $2,001,000 and $794,000, respectively, for the three and nine months ended September 30, 2002 compared to a loss and income of approximately $1,620,000 and $597,000, respectively, for the three and nine months ended September 20, 2001, from its interest in Mountain Resort and Mountain Springs. The Company also received a preferred stock distribution of approximately $640,000 from Mountain Resort Holdings, LLC during the nine months ended
September 30, 2002. During the nine months ended September 30, 2002, EFG Kirkwood recorded additional equity income of $106,700 related to the difference between the purchase price and the fair value of EFG Kirkwood's investment in Mountain Resort.

On August 1, 2001, EFG Kirkwood entered into a guarantee agreement whereby EFG Kirkwood guarantees the payment obligations under a revolving line of credit between Purgatory and a third party lender. The amount of the guarantee shall consist of the outstanding balance of the line of credit which cannot exceed the principal balance of $3,500,000. As of September 30, 2002, Purgatory had an outstanding balance of approximately $2,858,000 on the line of credit.

The table below provides comparative summarized financial information for Mountain Resort and the Purgatory ski resort for the three and nine months ended September 30, 2002 and 2001. Mountain Resort and Purgatory have an April 30th fiscal year end. The operating results shown below have been conformed to the three and nine months ended September 30, 2002 and 2001.



                        For the Three    For the Three    For the Nine     For the Nine
                        Months Ended     Months Ended     Months Ended     Months Ended
                        September 30,    September 30,    September 30,    September 30,
                             2002             2001             2002             2001
                        ---------------  ---------------  ---------------  ---------------
Mountain Resort
----------------------
     Total revenues     $    2,081,696   $    1,843,196   $   22,557,778   $   22,412,384
     Total expenses         (4,583,163)      (4,395,043)     (21,147,362)     (21,793,819)
                        ---------------  ---------------  ---------------  ---------------
     Net income (loss)  $   (2,501,467)  $   (2,551,847)  $    1,410,416   $      618,565
                        ---------------  ---------------  ---------------  ---------------
Mountain Springs
----------------------
     Total revenues     $    1,166,268   $      868,486   $   11,048,152   $   12,014,674
     Total expenses          3,271,373        2,966,166       12,555,719       11,542,289
                        ---------------  ---------------  ---------------  ---------------
     Net income (loss)  $   (2,105,105)  $   (2,097,680)  $   (1,507,567)  $      472,385
                        ---------------  ---------------  ---------------  ---------------


















Interest  in  EFG/Kettle  Development  LLC-  Residential  Community
-------------------------------------------------------------------

On June 1, 1999, the Company and two of the AFG Trusts formed EFG/Kettle Development LLC ("Kettle Valley"), a Delaware limited liability company. Kettle Valley was formed for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development project in Kelowna, British Columbia, Canada. The real estate development, which is being developed by Kettle Valley Development Limited Partnership ("KVD LP"), consists of approximately 280 acres of land under development. Kettle Valley owns a 49.9% interest in a company which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. The development is zoned for 1,120 residential units in addition to commercial space. To date, 123 residential units have been constructed and sold . A subsidiary of the Company is the sole general partner of KVD LP. An unaffiliated third party has retained the remaining 50.1% indirect ownership interest in the development.

The Company accounts for its ownership interest in Kettle Valley using the equity method of accounting. During the three and nine months ended September 30, 2002, the Company recorded equity loss of approximately $79,000 and $267,000, respectively. During the three and nine months ended September 30, 2001, the Company recorded equity losses of approximately $27,000 and $1,032,000, respectively.

The table below provides comparative summarized financial information for KVD LP. KVD LP has a January 31 fiscal year end and the Company has a December 31 fiscal year end. The operating results of KVD LP shown below have been conformed for the nine months ended September 30, 2002 and 2001.


                 Three Months     Three Months      Nine Months      Nine Months
                     Ended            Ended            Ended            Ended
                 September 30,    September 30,    September 30,    September 30,
                     2002             2001             2002             2001
                ---------------  ---------------  ---------------  ---------------
Total revenues  $    1,004,247   $      766,593   $    2,291,218   $    1,951,907
Total expenses      (1,162,948)     (   798,006)      (2,662,128)      (2,746,612)
                ---------------  ---------------  ---------------  ---------------
Net loss        $     (158,701)  $      (31,413)  $     (370,910)  $     (794,705)
                ===============  ===============  ===============  ===============



For the nine months ended September 30, 2002, in addition to its share of the loss of KVD LP, the Company's net loss from Kettle Valley includes a loss of $84,000 reflecting the Company's share of the operating results of one of the company's wholly-owned subsidiaries.

NOTE  10  -  OTHER  ASSETS

At September 30, 2002 and December 31, 2001, other assets consisted of the following:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      2002           2001
                                                 --------------  -------------

Cash surrender value of life insurance policies  $    2,638,246  $   2,343,000
Deposits                                                673,762        673,762
Deferred financing costs, net                           374,402        391,685
Other                                                   319,228        239,723
Prepaid insurance                                        70,716             --
                                                 --------------  -------------
  Total                                          $    4,076,354  $   3,648,170
                                                 --------------  -------------




The Company has capitalized certain costs incurred in connection with long-term financings and lease contracts. These costs are amortized over the life of the respective agreement on a straight-line basis. Amortization expense resulting from deferred financing and leasing costs was approximately $104,000 and $196,000 for the three and nine months ended September 30, 2002. In July 2002, Trust D amended its debt collateralized by the aircraft and assigned the lease payments to the lender. The trust capitalized $179,000 associated with the amendment during the three months ended September 30, 2002.

PLM has life insurance policies on former employees which had a $2,638,000 and $2,343,000 cash surrender value as of September 30, 2002 and December 31, 2001, respectively.

NOTE  11  -  NOTES  PAYABLE  TO  THIRD  PARTIES

At September 30, 2002, the Company had aggregate indebtedness to third parties of approximately $48,737,000, including two note obligations totaling approximately $5,179,000 associated with the Company's two commercial buildings. One loan, with a balance of approximately $4,909,000, matures on June 1, 2010 and carries a fixed annual interest rate of 7.86% and the other loan, with a balance of $270,000, matures on December 31, 2002 and carries a variable annual interest rate equal to prime plus 1.50% (5.675% at September 30, 2002). The remainder of the Company's indebtedness to third parties is non-recourse installment debt pertaining to equipment held on operating leases. Generally, this debt is secured by the equipment and will be amortized over the lease term with the corresponding lease payments and the residual interest of the corresponding assets. Interest rates on equipment debt obligations range from 7.93% to 9.176% at September 30, 2002.

PLM has a $10,000,000 warehouse facility, which is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Fund I, that allows PLM to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by PLM. All borrowings under this facility are guaranteed by PLM. This facility provides for financing up to 100% of the cost of the asset. Interest accrues at prime or LIBOR plus 200 basis points, at the option of PLM. Borrowings under this facility may be outstanding up to 270 days. In July 2002, PLM reached an agreement with the lenders of the $10,000,000 warehouse facility to extend the expiration date to June 30, 2003. All borrowings must be repaid upon the expiration of this facility. As of September 30, 2002, PLM had no borrowings outstanding under this facility and there were no borrowings outstanding under this facility by any other eligible borrower.










The annual maturities of the Company's indebtedness to third parties is summarized below:


                                              BUILDINGS    EQUIPMENT      TOTAL
                                              ----------  -----------  -----------
For the year ending September 30,       2003  $  608,265  $ 5,823,787  $ 6,432,052
..                                       2004     337,038   33,945,666   34,282,704
                                        2005     300,409    1,653,449    1,953,858
..                                       2006     258,331    2,135,294    2,393,625
                                        2007     205,657           --      205,657
Thereafter                                     3,469,029           --    3,469,029
                                                ---------  ----------  -----------

Total                                         $5,178,729  $43,558,196  $48,736,925
                                              ==========  ===========  ===========



The Company's indebtedness to third parties is divided among the Company's consolidated affiliates as follows:

AFG Investment Trust A                  $   336,772
AFG Investment Trust B                      336,772
AFG Investment Trust C                   19,263,086
AFG Investment Trust D                   23,621,566
Ariston                                   4,909,230
AFG International Limited Partnerships      269,499
                                        -----------

  Total                                 $48,736,925
                                        ===========



In April 2002, Trust D executed an agreement with the existing lessee, Emery, to early terminate the lease of a McDonnell Douglas DC-8-73 aircraft that had been scheduled to expire in July 2002. Subsequent to the termination of the lease, the aircraft was re-leased to Cygnus for a term of thirty months beginning July 2002. In conjunction with the new lease, the Trust amended its debt agreement collateralized by the aircraft and assigned the Cygnus lease payments to the lender. The trust received additional debt proceeds of approximately $316,000. The trust used these debt proceeds and a portion of certain other receipts from Emery to perform repairs and maintenance on the aircraft. In conjunction with the refinancing, the trust was required to pay approximately $485,000 for a breakage fee on the amended debt and other lender-related legal costs, which was expensed by the trust in June 2002.

 In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections. As permitted by the pronouncement, the Company has elected early adoption of SFAS No. 145 as of January 1, 2002, and, accordingly, the loss on extinguishment of long-term debt in January 2002 has been reported in operating expenses in the Company's June 30, 2002 Statement of Operations.



NOTE  12  -  CONTINGENT  LIABILITIES

In March 2001, the Internal Revenue Service ("IRS") notified PLM that it would conduct an audit of certain Forms 1042, Annual Withholding Tax Return for U.S. Source Income of Foreign Persons. The audit related to payments to unrelated foreign entities made by two partnerships in which PLM formerly held interests as the 100% direct and indirect owner. One partnership's audit related to Forms 1042 for the years 1997, 1998 and 1999, while the other partnership's audit related to Forms 1042 for the years 1998 and 1999. In September 2002, the IRS notified PLM that they have completed their examination of the related tax returns and that they have assessed no changes to the reported taxes.

The staff of the SEC has informed the managing trustee of the AFG Trusts that it believes the AFG Trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the "Act"). The AFG managing trustee is engaged in discussions with the staff regarding this matter. The AFG Trusts, after consulting with counsel, do not believe that they are unregistered investment companies. However, it is possible that the AFG Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. Although the AFG Trusts, after consulting with counsel, do not believe they are unregistered investment companies, two of the Trusts agreed to liquidate their assets in order to resolve the matter with the staff. Accordingly, as of December 6, 2001, the managing trustee of the AFG Trusts resolved to cause AFG Investment Trust A and AFG Investment Trust B to dispose of their assets prior to December 31, 2003. Upon consummation of the sale of their assets, these Trusts will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of their Trust Agreements. If necessary, AFG Investment Trust C and AFG Investment Trust D intend to avoid being deemed investment companies by means that may include disposing or acquiring certain assets that they might not otherwise dispose or acquire.

NOTE  13  -  RELATED  PARTY  TRANSACTIONS

Administrative  Services
------------------------

A number of Semele Group Inc.'s administrative functions are performed by EFG, pursuant to the terms of a services agreement dated May 7, 1997. EFG is controlled by Gary D. Engle, the Company's Chairman and Chief Executive Officer. Administrative expenses consist primarily of professional and clerical salaries and certain rental expenses for which EFG is reimbursed at actual cost. Semele Group Inc. incurred total administrative costs of $52,000 and $118,000 during the three and nine months ended September 30, 2002, respectively as compared to total administrative costs of $43,000 and $118,000 during the three and nine months ended September 30 2001, respectively.

EFG also provides asset management and other services to the AFG Trusts and is compensated for those services based upon the nature of the underlying transactions. For management services, EFG is paid a management fee equal to 5% of lease revenues earned from operating leases and 2% of lease revenues earned from full-payout leases. Operating expenses incurred by the Company and its subsidiaries that were paid to EFG during the nine months ended September 30, 2002 and 2001:


                                        Nine Months     Nine Months
                                        Ended           Ended
                                        September 30,   September 30,
                                             2002            2001
                                        --------------  --------------

Administrative charges                  $      701,484  $      397,017
Equipment management fees                      385,740         354,216
Reimbursable operating expenses due to
  third parties                                117,509       2,807,896
                                        --------------  --------------

Total                                   $    1,204,733  $    3,559,129
                                        ==============  ==============



The AFG Trusts are limited-life entities having the following scheduled dissolution dates:

AFG  Investment  Trust  A  -  December  31,  2003  (*)
AFG  Investment  Trust  B  -  December  31,  2003  (*)
AFG  Investment  Trust  C  -  December  31,  2004
AFG  Investment  Trust  D  -  December  31,  2006

(*) In December 2001, each of the Trusts filed a Current Report on Form 8-K with the SEC, stating that the managing trustee of the Trusts had resolved to cause the Trust to dispose of its assets prior to December 31, 2003. Upon consummation of the sale of its assets, the Trusts will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of the Trusts' operating agreements. Reasonable reserves may be withheld to pay for the liabilities of the Trusts.

Acquisition  of  Equis  II  Corporation  and  Related  Financing
----------------------------------------------------------------

During the fourth quarter of 1999, the Company issued $19,586,000 of promissory notes to acquire an 85% equity interest in Equis II Corporation, a Massachusetts corporation having a controlling interest in the AFG Trusts. The Trusts were organized between 1992 and 1995 by the predecessor of EFG. During the first quarter of 2000, the Company obtained shareholder approval for the issuance of 510,000 shares of common stock to purchase the remaining 15% equity interest of Equis II. On April 20, 2000, the Company issued 510,000 shares of common stock to purchase the remaining 15% equity interest in Equis II. The market value of the shares issued was approximately $2,400,000 ($4.625 per common share) based upon the closing price of the Company's common stock on April 20, 2000.

Prior to the Company's acquisition of Equis II Corporation ("Equis II"), Equis II was owned by Mr. Engle, certain trusts established for the benefit of Mr.
Engle's children, and by James A. Coyne, the Company's President, Chief Operating Officer. In addition, Mr. Coyne is an officer of Semele Group, Inc. The Company, through its ownership of Equis II, owns Class B interests in each of the AFG Trusts: AFG Investment Trust A (822,863 interests), AFG Investment Trust B (997,373 interests), AFG Investment Trust C (3,019,220 interests), and AFG Investment Trust D (3,140,683 interests). Through its ownership of the Class B interests, Equis II controls approximately 62% of the voting interests in each of the trusts. However, on certain voting matters, principally those involving transactions with related parties, Equis II is obligated to vote its Class B interests consistent with the majority of unaffiliated investors. In addition to the Class B interests, Equis II owns AFG ASIT Corporation, the managing trustee of the AFG Trusts. AFG ASIT Corporation has a 1% interest in the AFG Trusts and, as managing trustee, has significant influence over their operations.

The $19,586,000 of promissory notes issued by the Company to acquire Equis II Corporation is divided into two groups of notes. The first group totals $14,600,000 and matures on October 31, 2005. These notes bear interest at a face rate of 7% annually, but provide for quarterly interest payments based upon a pay-rate of 3%. The remaining portion, or 4%, is deferred until the maturity date. The Company paid principal and interest of approximately $1,590,000 and $99,600, respectively, by issuing 326,462 shares of common stock on November 3, 2000, as permitted by authorization of the Company's shareholders obtained on November 2, 2000. The next installment on the notes was scheduled for January 2002. In December 2001, the notes were amended. As of September 30, 2002, the annual maturities of the notes are scheduled to be paid as follows:

For the year ending Sept 30, 2003  $10,002,000
                             2004           --
                             2005           --
                             2006    3,000,000
                                     ---------
     Total                         $13,002,000
                                   ===========


The second group of promissory notes issued by the Company to acquire Equis II total $4,986,000 and have payment terms identical to certain debt obligations of Mr. Engle and Mr. Coyne to the Company by virtue of the acquisition of Equis II and Ariston Corporation. At the time of the Company's initial 85% investment in Equis II, Mr. Engle and Mr. Coyne had debt obligations to (i) Equis II Corporation totaling approximately $1,900,000 and (ii) a subsidiary of Ariston, ONC totaling approximately $3,100,000. As a result of the Equis II transaction, the Company became the beneficiary on notes due from Mr. Engle and Mr. Coyne and the obligor on new notes, having identical terms and for equal amounts, due to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, and to Mr. Coyne. On January 26, 2000, Mr. Engle and Mr. Coyne made principal and interest payments of approximately $2,100,000 to ONC in partial repayment of their respective obligations. On the same date, the Company made principal and interest payments to Mr. Engle (and certain family trusts/corporation) and to Mr. Coyne totaling approximately $2,100,000 in partial repayment of the Company's obligations to them. The Company intends to make future payments with respect to these notes using the proceeds from payments made by Mr. Engle and Mr. Coyne to Equis II and ONC. The terms of the notes provide that the Company will be relieved of its obligations to make payments during the period of any default by either Mr. Engle or Mr. Coyne in remitting payments with respect to their obligations to Equis II or ONC.

In connection with the Equis II transaction, Mr. Engle and Mr. Coyne forfeited, and the Company canceled, the stock options awarded to each of them to purchase 40,000 shares of common stock at an exercise price of $9.25 per share that were granted on December 30, 1997. In addition, Mr. Engle retained voting control of the Class B interests and the common stock of AFG ASIT Corporation through a voting trust agreement, until the earlier of the Company's repayment of the $19,586,000 of promissory notes issued to acquire Equis II or Mr. Engle's express written agreement to terminate the voting trust.

As a result of the termination of the voting trust in November 2000 and due to the control position of Mr. Engle over the Company and Equis II Corporation, the Company obtained full ownership and control of Equis II and control of the Trusts. As such, the acquisition of Equis II has been accounted for as a combination of businesses under common control, similar to a pooling of interests. Accordingly, the Company's consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 include the consolidated financial statements of Equis II Corporation.

Special  Beneficiary  Interests
-------------------------------

In November 1999, the Company purchased from EFG, an affiliated entity, certain equity interests in the AFG Trusts, referred to as Special Beneficiary Interests. The Special Beneficiary Interests consists of an 8.25% non-voting interest in each of the trusts. The Company purchased the interests for approximately $9,700,000 under the terms of a non-recourse note, payable over 10 years and bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the Special Beneficiary Interests. To date, the Company has received cash distributions of approximately $3,200,000 from the Special Beneficiary Interests and has paid EFG, an affiliate, an equal amount consisting of principal and accrued interest. At September 30, 2002 and December 31, 2001, the non-recourse note payable had an outstanding principal balance of approximately $6,630,000. The Special Beneficiary Interests have been eliminated in consolidation.

Due  From  Affiliates
---------------------

Amounts due from affiliates are summarized below as of September 30, 2002 and December 31, 2001:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                       2002           2001
                                                    --------------  -------------

Loan obligations due from Mr. Engle and Mr. Coyne   $    2,937,205  $   2,937,205
Interest receivable on loan obligations due from
  Mr. Engle and Mr. Coyne                                  715,523        518,766
Management fees receivable from PLM Equipment
  Growth Funds                                             586,984        951,000
Rents receivable from EFG escrow  (1)                      225,004        217,527
                                                    --------------  -------------
Total                                               $    4,464,716  $   4,624,498
                                                    ==============  =============


(1) All rents and proceeds from the sale of equipment by the AFG Trusts are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis. These amounts were paid in October 2002.

Indebtedness  and  Other  Obligations  to  Affiliates
-----------------------------------------------------

A summary of the Company's indebtedness and other obligations to affiliates appears below as of September 30, 2002 and December 31, 2001:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2002           2001
                                                  --------------  -------------

Principal balance of indebtedness to affiliates   $   34,949,392  $  34,949,392
Accrued interest due to affiliates                     5,455,025      3,789,586
Other  (1)                                               300,996        669,071
                                                  --------------  -------------

Total                                             $   40,705,413  $  39,408,049
                                                  ==============  =============


(1) Consists primarily of amounts due to EFG for administrative services and operating expenses.

Principal  Balance  of  Indebtedness  to  Affiliates
----------------------------------------------------

The  principal  balance of the Company's indebtedness to affiliates at September
30,  2002  and  December  31,  2001  consists  of  the obligations listed below.

..                                                                                    DUE WITHIN
..                                                                                    ONE YEAR OR
..                                                                  BALANCE AT        ON DEMAND AS OF   BALANCE AT
..                                                                  SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER  31,
..                                                                       2002              2002             2001.
                                                                   ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
  controlled by  Mr. Engle, resulting from the purchase of Equis
  II  Corporation, 7% annual interest; maturing in 2005.  (1) (3)  $      8,624,660  $      6,634,660  $      8,624,660
Note payable to Mr. Coyne resulting from purchase of Equis II
  Corporation; 7% annual interest; maturing in 2005.  (1) (3)             4,377,340         3,367,340         4,377,340
                                                                   ----------------  ----------------  ----------------

Sub-total                                                          $     13,002,000  $     10,002,000  $     13,002,000
                                                                   ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
  controlled by Mr. Engle, resulting from the purchase of Equis
  II Corporation; 11.5% annual interest; due on demand. (1) (2)    $        687,349  $        687,349  $        687,349
Note payable to Mr. Coyne resulting from purchase of  Equis II
  Corporation; 11.5% annual interest;  due on demand.  (1) (2)              348,856           348,856           348,856
                                                                   ----------------  ----------------  ----------------

Sub-total                                                          $      1,036,205  $      1,036,205  $      1,036,205
                                                                   ----------------  ----------------  ----------------
Notes payable to Mr. Engle, or family trusts/corporation
  controlled by Mr. Engle, resulting from purchase of
  Equis II Corporation, 7.5% annual interest; maturing on
  Aug. 8, 2007.  (1) (2)                                           $      1,260,997  $             --  $      1,260,997
Note payable to Mr. Coyne resulting from purchase of
  Equis II Corporation; 7.5% annual interest; maturing on
  Aug. 8, 2007.  (1) (2)                                                    640,003                --           640,003
                                                                   ----------------  ----------------  ----------------

Sub-total                                                          $      1,901,000  $             --  $      1,901,000
                                                                   ----------------  ----------------  ----------------
Note payable to EFG for purchase of Ariston Corporation; 7%
  annual interest; maturing on Aug. 31, 2003. (5)                  $      8,418,496  $      8,418,496  $      8,418,496
Non-recourse note payable to EFG for purchase of Special
  Beneficiary Interests; 7% annual interest; maturing on
  Nov. 18, 2009.                                                   $      6,634,544  $             --  $      6,634,544
Notes payable to affiliates for 1997 asset purchase; 10% annual
  interest; maturing on Apr. 1, 2003.  (4)                         $      3,957,147  $      3,957,147  $      3,957,147
                                                                   ----------------  ----------------  ----------------

Total                                                              $     34,949,392  $     23,413,848  $     34,949,392
                                                                   ================  ================  ================



(1) The promissory notes issued to the former Equis II stockholders are general obligations of the Company secured by a pledge to the former Equis II stockholders of the shares of Equis II owned by the Company.
(2) These amounts are equal in aggregate to debt obligations of Mr. Engle and Mr. Coyne to Equis II Corporation and ONC included in amounts due from affiliates on the accompanying consolidated balance sheets.
(3) The notes to Mr. Engle (and related family trusts/corporation) become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a Director of the Company, except if he resigns voluntarily or is terminated for cause. Similarly, the notes to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a Director of the Company, except if he resigns voluntarily or is terminated for cause.
(4) In 1997, the Company borrowed $4,419,000 from certain affiliates controlled by Mr. Engle, including $462,000 from AFG Investment Trust A, a subsidiary. During the three and nine months ended September 30, 2002 and 2001, the Company incurred total interest expense of approximately $100,000 and $296,000, in connection with this indebtedness. The obligation to AFG Investment Trust A of $462,000 and related annual interest expense has been eliminated in consolidation.
(5) In 1998, the Company issued a purchase-money note of $10,450,000 to acquire Ariston Corporation for a total purchase price of $12,450,000. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest only to the extent of cash distributions paid to the Company in connection with the partnership interest owned by Ariston.

Common  Stock  Owned  by  Affiliates
------------------------------------

In connection with a transaction in 1997, the Company issued 198,700 shares of common stock to certain affiliates controlled by Mr. Engle, including 20,969 shares that are owned indirectly by AFG Investment Trust A. The shares so owned by AFG Investment Trust A have been eliminated in consolidation.

NOTE  14  -  SUBSEQUENT  EVENTS

In October 2002, an existing member and an unrelated third party contributed approximately $2,500,000 to Mountain Springs (See note 9). As a result of the capital contribution, EFG Kirkwood's membership interest in Mountain Springs decreased from 50% to 33%. Proceeds from the capital contribution were used to exercise an existing option to purchase 51% of Durango Mountain Land Company, LLC, a real estate development company owning land in adjacent to Purgatory.

In October 2002, the Company amended its lease associated with the commercial land and building located in Sydney, Australia (See note 7). The amendment extended the lease term through January 15, 2005 and adjusted the monthly lease payment to $20,000, payable quarterly.

Future minimum rental payments in connection with the leases for both buildings are due as follows adjusted for the October amendment:

For the year ending September 30,       2003  $1,193,004
..                                       2004   1,026,504
..                                       2005     846,504
..                                       2006     879,123
..                                       2007     942,396
            Thereafter.                        2,572,097
                                              ----------
Total                                         $7,459,628
                                              ==========


In November 2002, a portion of the Company's $4,419,000 debt to certain affiliates controlled by Mr. Engle was purchased by another affiliated entity also controlled by Gary Engle (See note 13). There were no changes to the terms of the notes.

NOTE  15  -  SEGMENT  REPORTING

At September 30, 2002, the Company was actively engaged in two industry segments: i) real estate ownership, development and management and ii) equipment leasing and management. The real estate segment includes the ownership, management and development of commercial properties and land. In addition, the Company owns equity interests in non-affiliated companies that are engaged in real estate leasing or development activities, as well as winter resorts (See Note 9). The equipment leasing and management segment consists of an ownership interest in several limited partnerships, companies and trusts that are engaged primarily in the business of equipment leasing and management. The Company's largest equity interest consists of Class B Beneficiary Interests, representing approximately 62% of the voting interest, in the AFG Trusts, which were established by an affiliate between 1992 and 1995. The AFG Trusts are limited life entities that have scheduled dissolution dates ranging from December 31, 2003 to December 31, 2006. Revenues from equipment leasing segments consist of lease revenues from a portfolio of assets and management fees associated with managing several affiliated investment programs.

Segment information for the three and nine months ended September 30, 2002 and 2001 is summarized below:



                              FOR THE THREE     FOR THE THREE      FOR THE NINE      FOR THE NINE
                               MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                              SEPT. 30, 2002    SEPT. 30, 2001    SEPT. 30, 2002    SEPT. 30, 2001
                             ----------------  ----------------  ----------------  ----------------
Operating Revenues: (1)
---------------------------
  Equipment leasing          $     3,929,471   $     6,379,580   $    13,068,910   $    19,172,744
  Real estate                        288,544           289,028           891,670           875,889
                             ----------------  ----------------  ----------------  ----------------
   Total                           4,218,015         6,668,608        13,960,580        20,048,633

Equity Interests
Income (Loss)
  Equipment leasing                  141,357           222,469            22,037           868,559
  Real estate                     (2,079,934)       (1,646,241)       (1,060,985)         (434,371)
                             ----------------  ----------------  ----------------  ----------------
Total                             (1,938,577)       (1,423,772)       (1,038,948)          434,188

Total Revenues               $     2,279,438   $     5,244,836   $    12,921,632   $    20,482,821

Operating Expenses and
 Management Fees:
  Equipment leasing                2,904,340         2,187,270         6,296,879         6,842,042
  Real estate                         51,460            16,591           196,074            50,830
                             ----------------  ----------------  ----------------  ----------------
   Total                           2,955,800         2,203,861         6,492,953         6,892,872

Interest Expense:
---------------------------
  Equipment leasing                1,280,773         1,233,060         4,490,237         4,502,451
  Real estate                         97,067           104,570           296,958           319,031
                             ----------------  ----------------  ----------------  ----------------
   Total                           1,377,840         1,337,630         4,787,195         4,821,482

Depreciation, Write-down
of Equipment and
Amortization: (2)
---------------------------
  Equipment leasing                2,071,120         2,461,694         8,298,164         7,697,039
  Real estate                         94,548         2,620,510           283,644         2,809,606
                             ----------------  ----------------  ----------------  ----------------
   Total                           2,165,668         5,082,204         8,581,808        10,506,645

Total Expenses               $     6,499,308   $     8,623,695   $    19,861,956   $    22,220,999

Provision for income taxes           406,824           882,000           935,913         1,304,000
Elimination of minority
  interests                        4,474,303           675,702         7,070,937           362,495
                             ----------------  ----------------  ----------------  ----------------
Net loss                     $      (152,391)  $    (3,585,157)  $      (805,300)  $    (2,679,683)

Capital Expenditures
  Equipment leasing          $     4,830,380   $        16,000   $     9,193,265   $    17,456,000
  Real estate                        402,839           548,945         1,717,473         1,411,161
                             ----------------  ----------------  ----------------  ----------------
   Total                     $     5,233,219   $       564,945   $    10,910,738   $    18,867,161
                             ----------------  ----------------  ----------------  ----------------


(1) Includes management fee revenue earned from affiliates of approximately $966,000 and $3,486,000 for the three and nine months ended September 30, 2002, respectively, as compared to approximately $2,497,000 and $5,852,000 for the three and nine months ended September 30, 2001, respectively. (See Note 8 for discussion of management fees).
(2) Includes write-down of equipment and real estate held for development and sale of $1,935,000 for the nine months ended September 30, 2002 and $2,526,000 for the three and nine months ended September 30, 2001.

 Total assets from each operating segment as of September 30, 2002 and December 21, 2001 is summarized below:


                       2002          2001
                   ------------  ------------

Equipment leasing  $100,370,492  $106,150,058
Real estate          40,638,069    45,738,045
                   ------------  ------------
Total              $141,008,561  $151,888,103


------

ITEM  2.  MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans," and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties including the Company's ability to successfully implement a growth-oriented business plan. Actual results could differ materially from those described in any forward-looking statements. The cautionary statements made in the form 10-Q should be read in conjunction with all related forward-looking statements as they appear in the Form 10-Q.

GENERAL

Semele Group Inc. ("Semele" or the "Company") is a Delaware corporation organized on April 1987 as Banyan Strategic Land Fund II to invest primarily in short-term, junior, pre-development, and construction mortgage loans. Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages. For the years 1993 though 1995, the Company elected to be treated as a real estate investment trust ("REIT") for income tax purposes. Effective January 1, 1996, the Company revoked its REIT status and became a taxable "C" corporation. Since then, the Company has evaluated alternatives ways to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $105,000,000 at September 30, 2002) could make it a value-added buyer. In recent years, the Company has made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix beyond its principal real estate asset, consisting of approximately 270 acres of land located in Southern California known as Rancho Malibu. Currently, the Company is engaged in various real estate activities, including the residential property development of Rancho Malibu. The Company also holds investments in other companies operating in niche financial markets, principally involving real estate and equipment leasing. Semele is a highly leveraged company and an investment in Semele common stock involves a high degree of risk to the investor.

The staff of the SEC informed the managing trustee of the trusts controlled by Semele that it believes the AFG Trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the "Act"). The AFG managing trustee is engaged in discussions with the staff regarding this matter. The AFG Trusts, after consulting with legal counsel, do not believe that they are unregistered investment companies. However, it is possible that the AFG Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. Although the AFG Trusts do not believe they are unregistered investment companies, two of the Trusts agreed to liquidate their assets in order to resolve the matter with the staff of the SEC. Accordingly, as of December 6, 2001, the managing trustee of the Trusts resolved to cause the AFG Investment Trust A and AFG Investment Trust B to dispose of their assets prior to December 31, 2003. Upon consummation of the sale of their assets, these Trusts will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of their Trust Agreements. If necessary, AFG Investment Trust C and AFG Investment Trust D intend to avoid being deemed investment companies by means that may include disposing or acquiring certain assets that they might not otherwise dispose or acquire.

For accounting purposes, the Company considers affiliates to be persons and/or entities that directly, or indirectly through one or more intermediaries, control or are controlled by, or are under common control of or with, the Company. All other entities are considered to be non-affiliates.

RECENT  ACQUISITION

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

MAC was a wholly owned subsidiary of MILPI Holdings, LLC ("MILPI Holdings"), which was formed by the AFG Trusts on December 22, 2000. The AFG Trusts are consolidated affiliates of the Company engaged in the equipment leasing and real estate businesses. The AFG Trusts collectively paid $1,200,000 for their membership interests in MILPI Holdings and MILPI Holdings purchased the common stock of MAC for an aggregate purchase price of $1,200,000 at December 31, 2000. MAC then entered into a definitive agreement with PLM to acquire up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27,000,000. In connection with the acquisition, on December 29, 2000, MAC commenced a tender offer to purchase all of PLM's outstanding common stock.
Pursuant to the cash tender offer, MAC acquired approximately 83% of PLM's common stock in February 2001 for a total purchase price of approximately $21,800,000. The assets of PLM included cash and cash equivalents of approximately $4,400,000. The acquisition resulted in goodwill of approximately $5,400,000.

On February 6, 2002, MAC completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM, with PLM as the surviving entity. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting. The remaining interest was purchased for $4,363,000, resulting in additional goodwill of $3,779,000. Concurrent with the completion of the merger, PLM ceased to be publicly traded.

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the Company reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation, goodwill, impairment of long-lived assets and contingencies and litigation. These estimates are based on the Company's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes, however, that the estimates, including those for the above-listed items, are reasonable.

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

The Company's depreciation policy for equipment is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which term generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Company depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Company continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The ultimate realization of residual value for any type of equipment is dependent upon many factors, including the ability of Equis Financial Group Limited Partnership ("EFG") to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Company and which will maximize total cash returns for each asset.

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

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142"), the discontinuance of goodwill and other intangible asset amortization was effective as of January 1, 2002. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Company completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Company's financial statements as a result of this analysis.

The Company recorded goodwill of $3,779,000 in conjunction with the acquisition of the remaining 17% of the outstanding common stock of PLM in February 2002. This goodwill included approximately $446,000 of total costs estimated for severance of PLM employees and relocation costs in accordance with management's formal plan to involuntarily terminate employees, which plan was developed in conjunction with the acquisition.

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

Revenue  Recognition
--------------------

The Company earns rental income from a diversified portfolio of equipment held for lease and from two special-purpose commercial buildings. Rents are due monthly, quarterly or semi-annually and no significant amounts are earned based on factors other than the passage of time. Substantially all of the Company's leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Rents received prior to their due dates are deferred. At September 30, 2002 and December 31, 2001, deferred rental income was approximately $32,000 and $584,000 respectively.

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

Contingencies  and  litigation
------------------------------

The Company is subject to legal proceedings involving ordinary and routine claims related to its business. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Company may be required to adjust amounts recorded in its financial statements.


RESULTS  OF  OPERATIONS

EQUIPMENT  LEASING  OPERATIONS
------------------------------

The events of September 11, 2001, along with a change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of most airlines. No direct damage occurred to any of the Company's assets as a result of these events. These events have resulted in a significant over-supply of commercial aircraft and this over-supply will likely continue for sometime. These events have had a negative impact on the fair market value of the Trusts' aircraft. The Company does not expect these aircraft to return to their pre-September 11, 2001 value. In the event of a lease default by an aircraft lessee, the Company could experience material losses. At September 30 2002, the AFG Trusts have collected substantially all rents owed to them from aircraft lessees. PLM, which has an indirect interest in a number of aircraft, has experienced significant delinquencies in the receipt of rents from aircraft lessee and two commuter aircraft leases were early terminated due to bankruptcy of the lessees. In addition, the credit quality of many other aircraft lessees has deteriorated. The Company is monitoring developments in the airline industry and will continue to evaluate potential implications to the Company's financial position and future liquidity.

LEASE REVENUE. During the nine months ended September 30, 2002 and 2001, the Company recognized lease revenue of approximately $8,443,000 and $10,510,000, respectively. Lease revenue represents rental revenue recognized from the leasing of the equipment owned by the AFG Trusts. The decrease in lease revenue from 2001 to 2002 resulted primarily from a $298,000 early lease termination fee received during the nine months ended September 30, 2001 (a similar fee was not earned in 2002), a decrease of approximately $238,000 related to lease terminations and approximately $1,541,000 decrease in lease revenues from the sale of equipment.

MANAGEMENT  FEE  INCOME  FROM  AFFILIATES.  Management  fees were $3,486,000 and
$5,852,000 for the nine months ended September 30, 2002 and 2001. Management fees consist primarily of fees earned by PLM generated by the equipment under management of several affiliated investment programs, the EGF Programs. The decrease in management fees from 2001 to 2002 is due to the disposition of equipment managed by MILPI Holdings.

NET GAIN (LOSS) ON SALE OF EQUIPMENT. During the nine months ended September 30, 2002, the Company sold equipment to existing lessees and third parties resulting in a net gain of $197,000 on equipment having a net book value of $2,701,000. Equipment sales during the nine months ended September 30, 2001 resulted in a net gain of $630,00 on equipment having a net book value of $545,000.

EQUITY INCOME IN AFFILIATED COMPANIES. Equity income in affiliated companies consists of PLM's investment in its affiliated equipment leasing programs and Ariston's ownership interest in the 11 limited partnerships. Equity income recognized from PLM's leasing programs was $213,000 for the nine months ended September 30, 2002. As compensation for organizing these programs, PLM was granted an interest (between 1% and 15%) in the earnings and cash distributions of the individual investment programs, in which PLM Financial Services, Inc., a wholly-owned subsidiary of PLM, is the general partner or Manager. PLM records as a partnership interest its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocation of the program's gross income allowed under the respective partnership agreements. Equity loss recognized from Ariston's ownership interest in the 11 limited partnerships was approximately $191,000 as compared to equity income of approximately $869,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in equity income is attributable to increased operating expenses and decreased revenues attributable to the sale of equipment in the investment programs.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The EGF Programs have historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the EGF Programs would reverse all previously accrued maintenance reserves. If this proposed change were in effect at September 30, 2002, the EGF Programs would have been required to reverse maintenance reserves of approximately $10,000,000.
Accordingly, MILPI would record equity income associated with the adjustment based on its equity ownership in each of the EGF Programs, ranging from 1% to 15%. Maintenance reserves will change in 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $6,363,000 and $7,697,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in depreciation expense is the result of equipment sales during fiscal 2001 and the nine months ended September 30, 2002.

WRITE-DOWN OF EQUIPMENT. The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the three months ended June 30, 2002, the Trusts recorded a write-down of equipment representing an impairment to the carrying value of the Trusts' interests in a McDonnell Douglas MD-87 aircraft. The resulting charge of $1,935,000 was based on a comparison of estimated fair value and carrying value of the Trusts' interests in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment of the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

INTEREST EXPENSE. Interest expense was $4,490,000 and $4,502,000 for the nine months ended September 30, 2002 and 2001 respectively. Interest expense associated with equipment leasing consists of interest associated with corporate debt, equipment leasing debt and indebtedness to affiliates.

OPERATING EXPENSES AND MANAGEMENT FEES. Operating expenses and management fees decreased by $545,000 from $6,842,000 to $6,297,000 for the nine months ended September 30, 2001 and 2002, respectively. The decreased in operating expenses is attributable to a $2,367,000 decrease in general and administrative expenses at MILPI Holdings for the nine months ended September 30, 2002 compared to the same period in 2001. MILPI Holdings's $2,367,000 decrease in general and administrative expenses is primarily due to the relocation and consolidation of the corporate service functions of MILPI during May 2001. The decrease in general and administrative costs at MILPI Holdings was offset by an increase in repairs and maintenance of $773,000 associated with Trust D's re-lease of a McDonnell Douglas DC-8-73 and $485,000 of noncapitalizable costs incurred in conjunction with the amendment on the debt agreement for the respective aircraft. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses.

Fees and other costs paid to affiliates during the nine months ended September 30, 2002 and 2001 are as follows:



                                                         2002        2001
                                                      ----------  ----------
Administrative charges                                $  701,484  $  397,017
Equipment management fees                                385,740     354,216
Reimbursable operating expenses due to third parties     117,509   2,807,896
                                                      ----------  ----------

Total                                                 $1,204,733  $3,559,129
                                                      ==========  ==========


ELIMINATION OF MINORITY INTERESTS. Elimination of minority interests increased by $6,708,000 for the nine months ended September 30, 2002 compared to same period in 2001. The increase in minority interest expense is primarily due to the allocation of losses in the AFG Trusts to the Class A Beneficiaries during the nine months ended September 30, 2002. The Company directly or indirectly owns the managing trustee, the Special Beneficiary and the majority of the Class B interest in the AFG Trusts which eliminates in consolidation. The AFG Trusts' income is allocated quarterly first, to eliminate any Participant's negative capital account balance and second, 1% to the Managing Trustee, 8.25% to the Special Beneficiary and 90.75% collectively to the Class A and Class B Beneficiaries. The latter is allocated proportionately between Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period. Net losses are allocated quarterly first, to eliminate any positive capital account balance of the Managing Trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balance of the Class A Beneficiaries; and third, any remainder to the Managing Trustee. The remaining minority interests consist of various other consolidated subsidiaries.

REAL  ESTATE  OPERATIONS
------------------------

LEASE REVENUE. During the nine months ended September 30, 2002 and 2001, the Company recognized lease revenue of $892,000 and $876,000 from real estate operations. Lease revenues from real estate operations are earned from the Company's ownership interest in two commercial properties, consisting of land and buildings, which are leased to a major university. The buildings are used in connection with the university's international education programs and include both classroom and dormitory space. One building is located in Washington, D.C. and the other is located in Sydney, Australia. The increase in lease revenues is attributable to an increase in lease payments per the long-term lease contract.

EQUITY INCOME IN NON-AFFILIATED COMPANIES. The Company has an indirect equity ownership interest in three real estate companies:

Kirkwood  Mountain  Resort  Holdings  LLC  ("Mountain  Resort")
Mountain  Springs  Resort  LLC  ("Mountain  Springs")
EFG/Kettle  Valley  Development  LLC  ("Kettle  Valley")

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

For the nine months ended September 30, 2002 and 2001, the Company recorded equity loss and income of $794,000 and $597,000, respectively from its ownership interest in Mountain Resort and Mountain Springs. The Company also recorded equity losses of $267,000 and $1,032,000 from its equity interest in Kettle Valley for the nine months ended September 30, 2002 and 2001, respectively. See below for a discussion of the operating results of these real estate companies.

Kirkwood  Mountain  Resort  Operating  Results
----------------------------------------------

Kirkwood Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the three and nine months ended September 30, 2002, Mountain Resort recorded total revenues of approximately $2,082,000 and $22,558,000, respectively, compared to revenues of approximately $1,843,000 and $22,412,000 for the same periods in 2001. The increase in total revenues from 2001 to 2002 for the three and nine month periods ended September 30, 2002 compared to 2001 of approximately $239,000 and $146,000, respectively, is the result of an increase in ski-related revenues offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,509,000 in the nine months ended September 30, 2002 compared to the same period of 2001. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,364,000 for the nine months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three and nine months ended September 30, 2002, Mountain Resort recorded total expenses of approximately $4,583,000 and $21,147,000 respectively, compared to expenses of approximately $4,395,000 and $21,794,000, respectively for the same periods of 2001. The decrease in total expenses of $647,000 for the nine months ended September 30, 2002 compared to the same periods in 2001 is the result of a decrease in residential-related and other non-operating expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,751,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,398,000 primarily as a result of a decrease in cost of sales from condominium units sold in the nine months ended September 30, 2002 as compared to the same period in 2001, as also discussed above.

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

During the three and nine months ended September 30, 2002, Purgatory recorded total revenues of approximately $1,166,000 and $11,048,000, respectively, compared to revenues of approximately $868,000 and $12,015,000 for the same periods of 2001. Revenues increased by $298,000 for the three months ended September 30, 2002 compared to the same period in 2001 due to additional summer programs offered at the resort. Revenue decreased by $967,000 for the nine months ended September 30, 2002 as compared to the same period in 2001 due to unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $3,271,000 and $12,556,000 for the three and nine months ended September 30, 2002, respectively, compared to expenses of approximately $2,966,000 and $11,542,000 for the same periods in 2001. The increase in total expenses for the three and nine months ended September 30, 2002 compared to the same periods in 2001 of approximately $305,000 and $1,014,000 is primarily the result of costs incurred related to increased airline subsidies.

EFG/Kettle  Valley  Operating  Results
--------------------------------------

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership ("KVD LP"), consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 123 residential units have been constructed and sold.

During the three and nine months ended September 30, 2002, KVD LP recorded revenues of approximately $1,004,000 and $2,291,000, respectively, compared to $767,000 and $1,952,000, respectively, for the same periods in 2001. The increase in revenues is the result of an increase in the number of lot sales.

KVD LP incurred total expenses of approximately $1,163,000 and $2,662,000 during the three and nine months ended September 30, 2002, respectively, compared to expenses of approximately $798,000 and $2,747,000, respectively, for the same periods in 2001. The decrease in expenses in the nine months ended September 30, 2002 is the result of an increase in real estate cost of sales resulting from an increase in the number of lot sales, as discussed above, offset by an impairment in the land carrying value of approximately $500,000 recorded in the nine months ended September 30, 2001. There was no impairment recorded in the three and nine months ended September 30, 2002.

Kettle Valley owns a 49.9% interest in a company which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the nine months ended September 30, 2002, in addition to its share of the loss of KVD LP, the Trust's net loss from Kettle Valley includes a loss of $84,000 reflecting the Trust's share of the operating results of one of the Company's wholly-owned subsidiaries.

DEPRECIATION EXPENSE. Depreciation expense was $284,000 for the nine months ended September 30, 2002 and 2001. Depreciation expense results from depreciation of the two commercial buildings owned by the Company which are discussed above. The Company also owns 270 acres of undeveloped land near Malibu, California, called Rancho Malibu. There was no depreciation expense related to this property as it remains under development at September 30, 2002.

WRITE-DOWN OF IMPAIRED ASSETS. During 2001, the Company recorded a write-down of $2,526,000 associated with the Malibu property. It is the Company's policy to reduce the carrying value of real estate held for development and sale when events or circumstances indicate that future undiscounted cashflows are estimated to be insufficient to recover the carrying value of the real estate. The amount of the write-down is equivalent to the difference between the estimated fair value of the property confirmed less the cost to sell and its unadjusted carrying value.

OPERATING EXPENSES. Operating expenses were $196,000 and $51,000 for the nine months ended September 30, 2002 and 2001, respectively. Operating expenses consist primarily general and administrative expenses, which include salary, management fees and office related expenses resulting from the Company's ownership of two commercial leasing buildings located in Washington, DC and Sydney, Australia. The increase in operating expenses is attributable to tax expenses recorded associated with international tax payments due on the property leased in Sydney, Australia.

INTEREST EXPENSE. Interest expense was $297,000 and $319,000, respectively, for the nine months ended September 30, 2002 and 2001. Interest expense relates to the interest on indebtedness acquired to finance the original construction of the Company's two commercial buildings. The decrease in interest expense from 2001 to 2002 is attributable to principal payments made during the year which decreased the total outstanding balance of the notes payable.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company owns a controlling interest in several different corporations, partnerships and trusts including: the AFG Trusts, MILPI Holdings, LLC, EFG Kirkwood and the AFG International Limited Partnerships. The availability to Semele of cash held by the AFG Trusts, MILPI Holdings, LLC and the AFG International Limited Partnerships is subject to terms and conditions over the use and disbursement of cash and other matters contained in the respective agreements that govern those entities. Moreover, the Company has voting control over most matters concerning these entities, including the declaration, authorization, and amount of cash distributions.

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

(*) In December 2001, Trust A and Trust B filed Form 8-Ks with the Securities Exchange Commission ("SEC"), stating that the managing trustee of the Trusts had resolved to cause the Trust to dispose of its assets prior to December 31, 2003. Upon consummation of the sale of its assets, the Trusts will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of the Trusts' operating agreements. Reasonable reserves may be withheld for pay for the liabilities of the Trusts.

ARISTON CORPORATION: In 1998, the Company acquired Ariston which has an ownership interest in 11 partnerships, (the "Partnerships") engaged in the equipment leasing business. Ariston's percentage interest for each interest varies from less than 1% to 16%. During 2002, the Partnerships adopted a formal plan of liquidation and paid an initial distribution to their investors. For the three and nine months ended September 30, 2002, Ariston received $600,000 in distributions from the Partnerships. Money received from the Partnerships will be distributed to Semele which is required to use it to amortize the principal and interest balance of the $10,450,000 note payable to EFG.

AFG TRUSTS: The AFG Trusts' principal operating activities have been derived from asset rental transactions. Accordingly, the AFG Trusts' principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. The AFG Trusts' operating activities generated net cash inflows of $724,000 for the nine months ended September 30, 2002. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the AFG Trusts' lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, will also decline as the AFG Trusts remarket their equipment.

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

During the nine months ended September 30, 2002, the AFG Trusts realized net cash proceeds from equipment sales of $2,772,000.

At September 30, 2002, the AFG Trusts were due aggregate future minimum lease payments of $13,113,000 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $43,559,000. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the AFG Trusts will become less predictable as the Trusts remarket their equipment.

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

The AFG Trusts obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities in accompanying Consolidated Statements of Cash Flows. Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period, which period generally coincides with the lease term. The amount of cash used to repay debt obligations may fluctuate in the future due to the financing of assets, which may be acquired. The AFG Trusts have balloon payment debt obligations of $32,000,000 as of September 30, 2002 which is due at the expiration of the lease terms related to an aircraft leased to Scandanavian Airlines System ("SAS"), in December 2003 and an aircraft leased to Cygnus Air, S.A. ("Cygnus"), in 2006. In April 2002, AFG Investment Trust D executed an agreement with an existing lessee, Emery Worldwide ("Emery"), to early terminate the lease of a McDonnell Douglas DC-8-73 aircraft that had been scheduled to expire in July 2002. Subsequent to the termination of the lease, the aircraft was re-leased to Cygnus. The trust amended its debt agreement collateralized by the aircraft and assigned the lease payments to the lender. The trust received additional debt proceeds of $316,000 which were used to perform repairs and maintenance on the aircraft.

In December 2000, the AFG Trusts formed MILPI Holdings, which formed MAC, a wholly-owned subsidiary. The Trusts collectively paid $1,200,000 for their membership interest in MILPI Holdings and MILPI Holdings purchased the shares of MAC for an aggregate purchase price of $1,200,000 at December 31, 2000. MAC entered into a definitive agreement with PLM, a publicly traded equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27,000,000. In connection with the acquisition, on December 29, 2000, MAC commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MAC acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21,800,000. The assets of PLM included cash and cash equivalents of approximately $4,400,000. On February 6, 2002, MAC completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM, with PLM as the surviving entity. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholder's meeting. The remaining 17% of the outstanding PLM common stock was purchased for approximately $4,400,000. Concurrent with the completion of the merger, PLM ceased to be publicly traded. The $4,400,000 of funds were obtained from existing resources and internally generated funds of AFG Investment Trust C and AFG Investment Trust D ("Trusts C and D") and by means of two 364 day, unsecured loans from PLM to Trusts C and D aggregating $1,300,000. The loans have an interest rate of LIBOR plus 200 basis points.

Mr. Engle controls the timing and authorization of cash distributions to be paid from all of the affiliates upon which amortization of the Company's related party debt obligations is predominantly dependent. Moreover, as a result of the issuance of common stock in connection with the Equis II acquisition, voting control of the Company is vested in Mr. Engle and Mr. Coyne. At September 30, 2002, Mr. Engle owns or controls 35.4% and Mr. Coyne owns or controls 17.6% of the Company's outstanding common stock.

MILPI HOLDINGS, LLC: As described above, at September 30, 2002, MILPI Holdings owns 100% of the outstanding common stock of PLM. PLM's cash requirements have historically been satisfied through cash flow from operations, borrowings, and the sale of equipment and business segments. The level of liquidity in 2002 and beyond will depend, in part, on the management of existing sponsored programs and the effectiveness of cost control programs. Management believes PLM will have sufficient liquidity and capital resources for the future.

During the nine months ended September 30, 2002, the cash and cash equivalents of MILPI Holdings decreased by $6,615,000. The decrease during the period resulted from $9,275,000 used in MILPI Holdings' investment activities offset by $2,600,000 of net cash provided by operating and financing activities. The net cash used in investment activities primarily reflects MILPI Holdings' acquisition of the remaining 17% of the common stock of PLM for $4,363,000 and the related loans made by PLM to Trusts C and D for $1,345,000 as discussed above. In addition, investment activities also included the purchase of assets held for sale during the three months ended September 30, 2002 for $4,830,000 and distributions of $1,274,000 from its managed programs. Cash provided by operating and financing activities consisted of capital contributions of $4,363,000 from Trusts C and D, which were utilized to acquire the additional PLM common stock offset by a dividend of $2,667,000 paid to the AFG Trusts.

PLM has a $10,000,000 warehouse facility, which is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Fund I, that allows PLM to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by PLM. All borrowings under this facility are guaranteed by PLM. This facility provides for financing up to 100% of the cost of the asset. Interest accrues at prime or LIBOR plus 200 basis points, at the option of PLM. Borrowings under this facility may be outstanding up to 270 days. In July 2002, PLM reached an agreement with the lenders of the $10,000,000 warehouse facility to extend the expiration date to June 30, 2003. All borrowings must be repaid upon the expiration of this facility. As of September 30, 2002, PLM had no borrowings outstanding under this facility and there were no borrowings outstanding under this facility by any other eligible borrower.

In March 2001, the Internal Revenue Service ("IRS") notified PLM that it would conduct an audit of certain Forms 1042, Annual Withholding Tax Return for U.S. Source Income of Foreign Persons. The audit related to payments to unrelated foreign entities made by two partnerships in which PLM formerly held interests as the 100% direct and indirect owner. One partnership's audit related to Forms 1042 for the years 1997, 1998 and 1999, while the other partnership's audit related to Forms 1042 for the years 1998 and 1999. In September 2002, the IRS notified PLM that they have completed their examination of the related tax returns and that they have assessed no changes to the reported taxes.

During 2001, the lessee of seven Stage II Boeing 737-200 commercial aircraft owned by three of the EGF Programs notified the PLM of its intention to return their aircraft. The lessee is located in Brazil, a country experiencing severe economic difficulty. As of September 30, 2002, the lessee was thirteen lease payments in arrears to the Programs. The Programs have a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, PLM sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for the aircraft. The program recorded an allowance for bad debts for the amount due less the security deposit. During October 2002, PLM reached an agreement with the lessee of this aircraft for the past due lease payments and agreed to re-lease four of these aircraft to this lessee until March 2003 at a lower lease rate. In order to give the lessee an incentive to make timely payments in accordance with the agreement, PLM gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. PLM will record a management fee related to future cash receipts when received.

A PLM Partnership owns two DHC-8-102 commuter aircraft that were on a lease through February 2003 to Allegheny Airlines, Inc., a wholly owned subsidiary of US Airways Inc., both of which declared bankruptcy on August 11, 2002. At September 30, 2002, Allegheny Airlines, Inc. was three lease payments in arrears to the Programs. On October 9, 2002, PLM received notification that the leases for the two aircraft had been rejected and the aircraft would be returned. The aircraft are currently in storage and are being remarketed for lease or sale. Given the current oversupply of aircraft, these aircraft may remain off-lease for the foreseeable future. The General Partner recorded an allowance for bad debts for the amount due.

REAL  ESTATE  OPERATIONS
------------------------

RANCHO MALIBU: The Company indirectly owns approximately 274 acres of undeveloped land north of Malibu, California called Rancho Malibu.
Approximately 40 acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. The Company capitalized approximately $1,717,000 of costs during the nine months ended September 30, 2002. In June 2002, the Company has obtained all transfer development credits and has begun development of the property. The Company continues to seek joint venture partners to finance the remaining development of the property. The Company's ability to develop the property is dependent on obtaining additional financing.

In March 2002, Trusts C and D formed C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned and managed joint venture. The joint venture made a conditional contribution of $2,000,000 to BMLF/BSLF II Rancho Malibu Limited
Partnership ("Rancho Malibu Limited Partnership") in exchange for 25% of the interests in the partnership that holds title to Rancho Malibu. The joint venture has the right to demand the return of its contribution if certain conditions are not met including the sale of Semele's interests in Rancho Malibu limited partnership to a subsidiary of PLM. The C & D Joint Venture was admitted to Rancho Malibu Limited Partnership as a co-managing general partner pursuant to the terms of an amendment to Rancho Malibu Limited Partnership Agreement. The other partners in Rancho Malibu Limited Partnership are Semele and its wholly-owned subsidiary, Rancho Malibu Corp., the other co-managing general partner. The trusts ownership in Rancho Malibu is eliminated in consolidation.

Rancho Malibu Limited Partnership holds title to the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to obtaining consent of the beneficiaries of each of the Trusts C and D. The C & D Joint Venture contribution is also conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, in exchange for $5,500,000 in cash, a $2,500,000 promissory note and 182 shares of common stock of RMLP, Inc., which is approximately a 21% interest in RMLP, Inc. The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the "Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid balance of the
Note  is  $14,250,000  plus  accrued  interest  as  of  September  30,  2002.

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

EFG KIRKWOOD: The AFG Trusts and Semele collectively expended approximately $10,700,000 to acquire their respective interests in EFG Kirkwood LLC ("EFG Kirkwood"), a wholly-owned subsidiary which has an indirect ownership interest in two winter resorts: Mountain Resort and Mountain Springs. Mountain Resort, through four wholly-owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. Mountain Springs, through a wholly-owned subsidiary, owns a controlling interest in Purgatory Ski Resort in Durango, Colorado. During the nine months ended September 30, 2002, EFG Kirkwood received a preferred stock distribution of $640,000 from Mountain Resort Holdings, LL.

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

The events of September 11, 2001, along with a change in the general economic conditions in the United States, have continued to adversely affect the tourism market. The Company is monitoring developments in the tourism market and will continue to evaluate potential implications to the Company's financial position and future liquidity.

The Company's real estate activities involve several risks, including, but not limited to, market factors that could influence the demand for and pricing of the Company's residential development projects. Rancho Malibu is intended to be a high-end residential community. Kettle Valley is a large-scale community, offering single-family homes priced from approximately $160,000 to $220,000. This project is located in British Columbia, Canada and, therefore, subject to economic and market factors not necessarily similar to those in the United States. Adverse developments in general economic conditions could have a negative affect on the marketability of either Rancho Malibu or Kettle Valley.

OTHER  OPERATIONS
-----------------

SEMELE GROUP, INC: Semele Group, Inc. has approximately $34,949,000 in affiliated debt associated with the acquisition and financing of several operations. Approximately $23,414,000 of the affiliated debt is due within one year as of September 30, 2002. The Company plans on extending the term of the notes each year as the principal portion of the notes become due.

The Company does not anticipate any near term incremental free cash flow as a result of its acquisitions from related parties described above and the Company is currently relying on the continued extension of maturity dates of the notes payable to Gary D. Engle, James A. Coyne and affiliated companies. Substantially all of the net cash flow generated by these acquisitions will be used to repay corresponding purchase price indebtedness.

FORWARD  OUTLOOK

Several factors may affect the Company's operating performance during the remainder of 2002 including:

changes in the markets for the Company's leasing equipment, changes in the regulatory environment in which that equipment operates, and changes in the real estate markets

The events of September 11, 2001, along with a recession in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. Management of the Company believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time. The events have had a negative impact on the fair market value of the equipment owned by the Trusts and the partnerships managed by PLM.

The ultimate realization of residual value for any type of equipment is dependent upon many factors, including the condition and type of equipment being sold and its marketability at the time of sale. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. Management attempts to monitor these changes in order to identify opportunities which may be advantageous to the Company and which will maximize total cash returns for each asset.

The ultimate economic return from the sale of the Company's real estate interests is dependent upon may factors, include, without limitation, the general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, and other governmental rules.

Management will continue to monitor and manage these events in order to maximize the residual value of the Company's equipment and the return from the Company's real estate interests, and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Company's future working capital requirements, in establishing the amount and timing of future cash distributions.

The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition or liquidation of assets. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

In addition, Future lease term expirations and equipment sales will result in a reduction in lease revenue recognized. Management fees are also expected to decrease as the older investment programs liquidate their equipment portfolios.

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

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, the Company's Principal Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART  II  -  OTHER  INFORMATION
-------------------------------

Item  1.          Legal  Proceedings
          None

Item  2.          Changes  in  Securities  and  Use  of  Proceeds
          None

Item  3.          Defaults  upon  Senior  Securities
          None

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders


The Company's Special Meeting of stockholders was held on October 9, 2002. At the Special Meeting the following proposals were approved:

1.     Election  of  Directors:


                       Number of Shares
                             For         Against  Abstained
                       ----------------  -------  ---------
Joseph W. Bartlett            1,320,040   28,164          0
Robert M. Ungerleider         1,320,090   28,114          0


2. Approval of Ernst & Young LLP as Independent Auditors for the year ended December 31, 2002:


         Number of Shares
         ----------------
For             1,341,077
Against             5,180
Abstain             5,180



Item  5.          Other  Information
          None

Item  6.          Exhibits:

(b)     A  list  of  exhibits  filed or incorporated by reference is as follows:


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


99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed one Form 8-K dated November 19, 2002 with the Securities and Exchange Commission on November 19, 2002.

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


SEMELE  GROUP  INC.




By:     /s/  Gary  D.  Engle     Date:  November  26,  2002
     Gary  D.  Engle,  Chairman,  Chief  Executive
     Officer  and  Director


By:     /s/  James  A.  Coyne     Date:  November  26,  2002
     James  A.  Coyne,  President,  Chief  Operating
     Officer  and  Director


By:     /s/  Rick  Brock     Date:  November  26,  2002
     Rick  Brock,
     Chief  Financial  Officer  and  Treasurer

CERTIFICATION:

I,  Gary  D.  Engle,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Semele Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    /s/  Gary  D.  Engle
                    --------------------
                    Gary  D.  Engle
                    Chairman,  Chief  Executive  Officer  and  Director
                                    November  26,  2002

CERTIFICATION:

I,  Richard  K  Brock,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Semele Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    /s/  Richard  K  Brock
                    ----------------------
                    Richard  K  Brock
                    Chief  Financial  Officer  and  Director
                    November  26,  2002

                                  EXHIBIT INDEX



99.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act