Form 10KSB
period 2002-12-31
SEMELE GROUP INC
filed 2003-09-12
CIK 812914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission File Number 0-16886

Semele Group Inc.
(Name of Small Business Issuer in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

200 Nyala Farms, Westport, Connecticut
(Address of principal executive offices)

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class
None

Securities registered under Section 12(g) of the Exchange Act:
36-3465422 (I.R.S. Employer Identification No.) 06880 (Zip Code) (203) 341-0555 Name of each exchange on which registered None

5,000,000 Shares of Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __ NO _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer’s revenues for the fiscal year ended December 31, 2002 were $19,209,000. Shares of common stock outstanding as of September 3, 2003: 2,099,687. Market value of shares held by non-affiliates as of September 3, 2003: $593,964.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to security holders for the year ended December 31, 2002 (Part I and II)

Transitional Small Business Disclosure Format: YES . NO X .

SEMELE GROUP INC.
Form 10-KSB
For the year ended December 31, 2002

TABLE OF CONTENTS

PART I

ITEM 1 DESCRIPTION OF BUSINESS 2
ITEM 2 DESCRIPTION OF PROPERTY 9
ITEM 3 LEGAL PROCEEDINGS 11
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 11

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 12
ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS 12
ITEM 7 FINANCIAL STATEMENTS 13
ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE 13
ITEM 8A CONTROLS AND PROCEDURES 13

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS 14
ITEM 10 EXECUTIVE COMPENSATION 15
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS 17
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 18
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K 26
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES 31

SIGNATURES 32

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development .

Semele Group Inc. and subsidiaries ("Semele" or the "Company") is a Delaware corporation organized in April 1987 as Banyan Strategic Land Fund II to invest primarily in short-term, junior, pre-development, and construction mortgage loans. Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages. For the years 1987 though 1995, the Company elected to be treated as a real estate investment trust ("REIT") for income tax purposes. Effective January 1, 1996, the Company revoked its REIT status and became a taxable "C" corporation. Since then, the Company has evaluated alternative ways to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $107.0 million at December 31, 2002) could make it a value-added buyer. In recent years, the Company has made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix. Currently, the Company is engaged in various real estate activities, including a residential property development located in Malibu, California, buildings located in Sydney, Australia and Washington DC and a minority interest investment in two ski resorts and a residential development community company located in Canada. The Company also holds investments in other companies operating in niche financial markets, principally involving equipment management and equipment leasing.

Semele is a highly leveraged company and an investment in Semele common stock involves a high degree of risk to the investor.

Acquisitions

PLM International, Inc.

MILPI Holdings, LLC and subsidiaries ("MILPI") was formed on December 12, 2000, under the laws of the State of Delaware and is governed by its Operating Agreement, dated December 13, 2000. MILPI had no activities from December 12, 2000 through February 7, 2001. MILPI was created by the AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C and AFG Investment Trust D (collectively the "Trusts") for the purpose of acquiring PLM International, Inc. and subsidiaries ("PLM").

PLM is an equipment management company and has operated primarily in one business segment during the periods ended December 31, 2002 and 2001, the management of equipment leasing assets. On February 7, 2001, MILPI Acquisition Corp. ("MAC"), a wholly-owned subsidiary of MILPI closed on its tender offer to purchase any and all of PLM’s outstanding common stock for a purchase price of $3.46 per share. Pursuant to the cash tender offer, the Trusts through MAC acquired approximately 83% of PLM’s common stock in February 2001 for a total purchase price of $21.8 million and contributed the shares to MILPI. The February 7, 2001 acquisition of 83% of the common stock of PLM was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion ("APB") No.16 and resulted in $5.8 million of goodwill.

On February 6, 2002, the Trusts through MAC, completed their acquisition of PLM by purchasing the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM, with PLM as the surviving entity. This transaction was approved by PLM’s shareholders pursuant to a special shareholder meeting on February 6, 2002. This remaining interest was purchased for $4.4 million at the $3.46 per common share price established in the tender offer and resulted in $3.5 million of goodwill.

Equis II Corporation

In 1999, the Company issued $19.6 million of promissory notes to acquire an 85% equity interest in Equis II Corporation ("Equis II"), a Massachusetts corporation. On April 20, 2000, the Company issued 510,000 shares of common stock to purchase the remaining 15% interest in Equis II. The total acquisition resulted in $14.3 million of goodwill. The acquisition was originally accounted for as a combination of entities under common control but has been restated to account for the transaction under the purchase method of accounting (See Item 3).

Special Beneficiary Interests

In 1999, the Company purchased from an affiliated company certain equity interests in the Trusts, referred to as the SB Interests. The SB Interests were purchased from EFG, an affiliate, and consists of an 8.25% non-voting interest in each of the Trusts. The Company purchased the SB Interests for approximately $9.7 million under the terms of a non-recourse note, payable over 10 years bearing interest at 7% per year. Payments of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the SB Interest. As of August 2003, the Company has received cash distributions of approximately $3.1 million from the SB Interests and has paid EFG, an affiliate, an equal amount consisting of principal and accrued interest. This distribution occurred in December 1999 and the related principal of $2.9 million has been recorded as purchase price under APB No. 16. At December 31, 2002 and 2001, the non-recourse note had an outstanding principal of $6.6 million and accrued interest balance of approximately $1.4 million and $0.9 million, respectively, none of which has been reflected in the accompanying consolidated balance sheets. The acquisition was originally accounted for as a combination of entities under common control but has been restated to account for the transaction under the purchase method of accounting (See Item 3).

(b) Business Activities .

General

The Company has 14 employees that are employed by MILPI, a subsidiary of the Company. There are no other employees other than the Company’s two primary officers; however, an affiliate of the Company, Equis Financial Group LP ("EFG"), serves as adviser to the Trusts. EFG is a Massachusetts limited partnership controlled by the Company’s Chairman and Chief Executive Officer, Gary D. Engle. EFG and its subsidiaries are engaged in various aspects of the equipment leasing business, including EFG’s role as manager or advisor to several direct-participation equipment leasing programs in addition to the AFG Trusts and PLM. EFG arranges to originate equipment leases, acts as remarketing agent and asset manager and provides leasing support services, such as billings, collections, and asset tracking.

At December 31, 2002, the Company was actively engaged in three industry segments: i) real estate ownership, development and management, ii) equipment leasing and iii) equipment management.

For accounting purposes, the Company considers affiliates to be person(s) and/or entities that directly, or indirectly through one or more intermediaries, manage or are managed by, or are under common management of or with, the Company. All other entities are considered to be non-affiliates.

Real Estate

The Company owns interests in companies that are engaged in real estate leasing or development activities, as well as winter resorts. These interests consist of the following:

Rancho Malibu

The Company both directly and indirectly owns 274 acres of undeveloped land north of Malibu, California in a development company called "Rancho Malibu" or the "Malibu property". 40 acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space.

AFG International

The Company has ownership interests in two commercial properties, consisting of land and buildings, which are leased to a major university. The buildings are used in connection with the university’s international education programs and include both classroom and dormitory space. One building is located in Washington, D.C. and the other is located in Sydney, Australia.

EFG Kirkwood LLC

The Company owns 100% of the Class B membership interests of EFG Kirkwood LLC ("EFG Kirkwood"). AFG Investment Trust C, AFG Investment Trust D, AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust collectively own 100% of the Class A membership interests of EFG Kirkwood. EFG Kirkwood is a minority member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resorts LLC ("Mountain Springs").

Mountain Resort, through four wholly-owned subsidiaries, owns and operates Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. Mountain Springs, through a wholly-owned subsidiary, owns a controlling interest in the Purgatory Ski Resort in Durango, Colorado.

EFG/Kettle Development LLC

The Company has an indirect ownership interest in EFG/Kettle Development LLC, which is owned 100% by AFG Investment Trusts C and D, collectively. EFG/Kettle Development LLC’s subsidiaries have a 49.9% limited partner ownership interest in an entity named Kettle Valley Development Limited Partnership ("KVD LP"). An unaffiliated third party owns the remaining 50.1% of KVP LP. The Company also has a 100% controlling and ownership interest in Kelowna Projects, Inc., which is the sole general partner, with a .01% ownership interest, of KVD LP.

KVD LP owns a real estate development in Kelowna, British Columbia Canada, called Kettle Valley. Kettle Valley is comprised of approximately 270 acres of land zoned for 1,120 residential units in addition to commercial space.

In accordance with the ownership agreements, decisions require unanimous consent by both the limited partners and the general partner and each owner has the ability to veto a proposal by the other partner. The Company received no distributions from KVP LP during fiscal 2002 or 2001.

In August 2003, Kelowna, British Columbia, Canada, was affected by widespread fires surrounding the development property. The forest fire had forced more than 20,000 residents from their homes and has forced KVD LP’s employees to temporarily evacuate its corporate office. To date, the company has experienced a minimal amount of damage and business interruption which is expected to be recovered under the company's insurance policy less the deductible which will not have a material effect to the Company’s financial statements.

Business Risk- Real Estate

The Company has a minority interest in two ski resorts, which are subject to the risks of the tourism industry. The economic downturn in the tourism industry following September 11, 2001 terrorist attacks had an adverse impact on the operating results of the resorts and the Company. There can be no assurance where the travel and tourism industry will return to its pre-September 11 levels. The resorts have customers who both fly and drive to the resort locations. At this time, management cannot determine if the economic downturn in the travel industry will recover in the near future.

In addition, the resorts are also subject to a number of other risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Company, its affiliates and its joint venture partners.

The Company also has a minority interest in several real estate development companies, some of which are located at the resorts. The risks generally associated with real estate include, without limitation, the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, and other governmental rules.

The Company’s investments in real estate development companies have experienced an increase in residential sales as a result of interest rates currently being at historical lows. There is a risk that residential sales could materially decline if interest rates increase.

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

Because the investments in the ski resorts include real estate development companies, the risks and uncertainties associated with the tourism industry can adversely affect the value of the real estate development companies associated with these investments. Decrease in tourism, weather-related conditions or other risks discussed above can permanently decrease the value of the investment and future operations.

The Company does not anticipate receiving dividend distributions from the real estate investments in the near future due to the uncertainty of the current market conditions.

Equipment Leasing

The Trusts/ Liquidating Trusts

The Company, through Equis II’s Class B interests and AFG ASIT Corporation’s Managing Trustee Interest, controls the voting interest in the Trusts. However, on certain voting matters, principally involving transactions with related parties, Equis II is obligated to vote its Class B interests consistent with the majority of unaffiliated investors. AFG ASIT Corporation, a wholly-owned subsidiary of the Company, is managing trustee of the Trusts. The Trusts have a portfolio of equipment leasing assets and several minority interest investments which include real estate companies and an equipment management company. The Company’s economic interest in the Trusts ranges from 26% to 30% per Trust which includes its Managing Trustee interest, Class B interest and Special Beneficiary interests.

AFG Investment Trust A and B’s assets were transferred to AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust (the "Liquidating Trusts"), respectively, on December 31, 2002. In furtherance of the Plan of Liquidation and Dissolution, the Liquidating Trusts entered into a Liquidating Trust Agreement with an independent third party as trustee of the Liquidating Trusts. The trustee has control over the dissolution of the Liquidating Trusts’ assets. In conjunction with the liquidation, the trustee engaged the Managing Trustee, AFG ASIT Corporation (a wholly-owned subsidiary of the Company), and EFG, an affiliated entity, as agents in order to manage the daily operations until liquidation is complete. Accordingly, Semele no longer has a controlling interest in these assets but has the ability to exercise significant influence over the daily operations. Therefore, the Company used the equity method of accounting for the investments in the Liquidating Trusts in the accompanying balance sheet as of December 31, 2002. Prior to the liquidation date, the Company consolidated the Trusts’ balance sheet and statement of operations. The statements of operations for AFG Investment Trust A and B is consolidated into the Company’s 2002 and 2001 financial statements since the entities were controlled throughout 2002 and 2001.

The Trusts are limited-life entities having the following scheduled dissolution dates:

AFG Investment Trust A – December 31, 2002 (*)
AFG Investment Trust B – December 31, 2002 (*)
AFG Investment Trust C – December 31, 2004
AFG Investment Trust D – December 21, 2006

(*) In December 2002, AFG Investment Trust A and B received approval from their shareholders for liquidation and dissolution of their assets under the terms of the Plans of Liquidation and Dissolution.

Rail Investors I, LLC

Rail Investors I, LLC was formed in 2002 and is a wholly-owned subsidiary of Semele Group Inc. Rail Investors I, LLC was formed for the sole purpose of leasing equipment under an operating lease that is non-recourse to Semele Group Inc. and re-leasing the equipment to unrelated third parties.

Liquidating Partnerships

In 1998, the Company acquired Ariston Corporation which had an ownership interest in eleven limited partnerships engaged primarily in the equipment leasing business. In July 2002, the partnerships each adopted a formal plan of liquidation and transferred its’ assets and liabilities to eleven respective liquidating partnership trusts ("Liquidating Partnerships") for the sole purpose of liquidating the assets and liabilities. In accordance with the Plans of Liquidation and Dissolution for each of the Liquidating Partnerships dated July 18, 2002, all of the net cash proceeds from the sale of the assets of the Liquidating Partnerships and cash, less reserves for any contingent liabilities, are to be distributed to the Liquidating Partnerships’ interest holders no later than December 31, 2003. The eleven original partnerships, which have been dissolved, were originally organized as limited partnerships for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment.

Business Risks- Equipment Leasing

The events of September 11, 2001 and the subsequent weakened airline industry have adversely affected market demand for both new and used commercial aircraft. In addition, during 2003 severe acute respiratory syndrome ("SARS") has led to a dramatic decline in passenger travel in Asia. While it currently is not possible for the Company to determine the ultimate long-term economic consequences of these events to the equipment leasing segment the resulting decline in air travel has suppressed market prices for used aircraft and inhibited the viability of some airlines. In the event of a lease default by an aircraft lessee, the Company could experience material losses. At August 31, 2003, the Company has collected substantially all rents owed from aircraft lessees. The Company is monitoring developments in the airline industry and will continue to evaluate the potential implications to the Company’s financial position and future liquidity. Management does not anticipate significant improvements in its aircraft values.

At lease inception, the Company’s equipment was leased by a number of credit-worthy, investment-grade companies. To date, the Company has not experienced any material collection problems and has not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future contracted rents will be collected or that the credit quality of the Company’s leases will be maintained. The credit quality of an individual lease may deteriorate after the lease is entered into. Collection risk could increase in the future, particularly as the Company remarkets its equipment and enters re-lease agreements with different lessees. The Managing Trustee will continue to evaluate and monitor the Company’s experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

The ultimate realization of residual value for any type of equipment is dependent upon many factors, including condition and type of equipment being sold and its marketability at the time of sale. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. The Company attempts to monitor these changes in order to identify opportunities which may be advantageous to the Company and which will maximize total cash returns for each asset.

In the future, the nature of the Company's equipment leasing operations and principal cash flows will continue to shift from rental receipts and equipment disposition proceeds to distributions from equity investments. As this occurs, the Company's cash flows resulting from equipment investments may become more volatile in that certain of the Company's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Company may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Company’s Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Company's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Company's future working capital requirements, in establishing the amount and timing of future cash distributions. As a result, the Company does not anticipate declaring any dividend distributions in the near future.

In accordance with the Trusts’ operating agreements, upon the dissolution of the Trusts, the Managing Trustee (a wholly-owned subsidiary of the Company) will be required to contribute to the Trusts an amount equal to any negative balance, which may exist in the Managing Trustee's capital account.

Equipment Management

MILPI Holdings, LLC and EGF Programs

As discussed above, on December 22, 2000, the Trusts through a subsidiary of the Company, MAC, entered into a definitive agreement with PLM, for the purpose of acquiring up to 100% of the outstanding common stock of PLM.

Pursuant to the cash tender offer, the Trusts through MAC acquired approximately 83% of PLM’s outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. In February 2002, the Trusts through MAC completed their acquisition of the remaining 17% of the outstanding PLM common stock, at a purchase price of approximately $4.4 million. After a special meeting of the PLM stockholders, MAC merged into PLM on February 7, 2002. Concurrent with the completion of the merger, PLM ceased to be publicly traded.

PLM Financial Services, Inc. ("FSI"), a wholly-owned subsidiary of PLM, provides management services to investment programs, including a limited liability company, a limited partnership and private placement programs, which acquire and lease primarily used transportation and related equipment. FSI has entered into management agreements with these programs.

From 1986 through 1995, FSI offered the PLM Equipment Growth Fund investment series ("EGF Funds"). From 1995 through 1996, FSI offered the Professional Lease Management Income Fund I, a limited liability company ("Fund I") with a no front-end fee structure. The Fund I program and the EGF Funds were designed to invest primarily in used transportation and related equipment for lease in order to generate current operating cash flow for distribution to investors and for reinvestment into additional transportation and related equipment.

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

As compensation for organizing a partnership investment program, PLM was granted an interest (between 1% and 15%) in the earnings and cash distributions of the program, in which FSI is the General Partner. PLM recognizes as partnership interests its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocations of the programs' gross income allowed under the respective partnership agreements.

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

Business Risk- Equipment Management

Lessees of the investment programs' equipment range from Fortune 1000 companies to small, privately held corporations and entities. All equipment acquisitions, equipment sales, and lease renewals relating to equipment having an original cost basis in excess of $1.0 million are approved by a credit committee. Deposits, prepaid rents, corporate and personal guarantees, and letters of credit are utilized, when necessary, to provide credit support for lessees who do not satisfy the underwriting.

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

The ultimate realization of revenues for managed equipment is subject to economic risks related to many changing factors, including the ability of MILPI’s equipment programs to realize acceptable lease rates on its equipment in the different equipment markets. Lease rates are contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for MILPI to clearly define trends or influences that may impact the performance of the equipment programs. MILPI continually monitors both the equipment markets and the performance of the equipment programs in these markets. MILPI may decide to reduce the equipment program's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return. Alternatively, MILPI may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections

MILPI’s asset base consists of its ownership interests in the management in several equipment programs with limited lives. MILPI’s revenue base consists primarily of management fees earned from the equipment programs. If MILPI does not find new sources of capital and revenue, its source of revenues and asset base will decrease and eventually terminate as the equipment programs reach the end of their legal lives.

Investment Company Act of 1940

The SEC staff has informed the Company that it believes the Trusts may be unregistered investment companies within the meaning of the Act. The Company, after consulting with counsel, do not believe that they are unregistered investment companies. However, it is possible that one or more of the Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. Two of the Trusts agreed to liquidate their assets in order to resolve the matter with the staff. Accordingly, in December 2002, AFG Investment Trust A and AFG Investment Trust B adopted respective Plans of Liquidation and Dissolution. The assets of each of the trusts were transferred to respective Liquidating Trusts with an independent third party as the trustee. Upon consummation of the sale of their assets, these trusts will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of their Trust Agreements. If necessary, AFG Investment Trust C and AFG Investment Trust D intend to avoid being deemed investment companies by means that may include disposing assets that they might not otherwise dispose of.

Small Business Issuer

The Company’s consolidated financial statements contained in the 2002 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Company qualifies as a Regulation S-B filer since its 2000 annual revenues were less than $25.0 million.

ITEM 2. DESCRIPTION OF PROPERTY

As previously discussed, in recent years, the Company has made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix. These investments include the following properties:

Equipment Held For Lease

Substantially all of the equipment is leased under triple net lease agreements which means that the lessees are responsible for maintaining, insuring and operating the equipment in accordance with the terms of the respective lease agreements. Remaining lease term range from 0-33 months depending on the type of equipment leased: Aircraft 12-24 months; Manufacturing Equipment 2-8 months; Locomotives 0-8 months; Materials Handling Equipment 0-33 months and other various lease terms.

The Company's equipment portfolio includes certain assets in which the Company holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated program sponsored by EFG. Proportionate equipment ownership enables the Company to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Company and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

Equipment Held For Sale

MILPI arranged for the lease or purchase of a total of 1,050 pressurized tank railcars. The railcars will be subsequently sold or leased to either (i) the EGF Programs in which PLM Financial Services Inc. ("FSI"), a wholly-owned subsidiary of MILPI, serves as the general partner or manager and holds an ownership interest in the programs, (ii) unrelated third parties in which FSI provides management services and does not hold an ownership interest in the third parties or (iii) Rail Investors I, LLC, a wholly-owned subsidiary of the Company. These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to Rail Investors I, LLC. The remaining 30% will either be purchased by other third parties to be managed by MILPI or by the EGF Programs. MILPI estimates that the total value of purchased railcars will not exceed approximately $26.0 million with approximately one third of the railcars estimated to be purchased in each of 2002, 2003 and 2004. As of December 31, 2002, MILPI had purchased $6.2 million of these railcars all of which were subsequently sold to an affiliated company in the first quarter of 2003. Subsequent to year end, MILPI purchased an additional $16.0 million of railcars. Approximately $3.0 million of the railcars purchased subsequent to year end were sold to affiliated entities at cost which approximates fair value.

Rancho Malibu

The Company both directly and indirectly owns 274 acres of undeveloped land north of Malibu, California in a development company called "Rancho Malibu" or the "Malibu property". 40 acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space.

In the first quarter of 2003, Semele Group Inc. transferred its interest in Rancho Malibu to RMLP, Inc., a wholly-owned subsidiary of MILPI, for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15.4%) interest in RMLP, Inc. In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. The third party investor contributed approximately $2.0 million to Rancho Malibu and is the development general partner.

AFG International

The Company has ownership interests in two commercial properties, consisting of land and buildings, which are leased to a major university. The buildings are used in connection with the university’s international education programs and include both classroom and dormitory space. One building is located in Washington, D.C. and the other is located in Sydney, Australia.

EFG Kirkwood

Semele Group Inc. owns 100% of the Class B membership interests in EFG Kirkwood, a wholly-owned subsidiary of the Company. AFG Investment Trust A Liquidating Trust, AFG Investment Trust B Liquidating Trust, AFG Investment Trust C and AFG Investment Trust D collectively own 100% of the Class A membership interests of EFG Kirkwood. EFG Kirkwood is a member in two joint ventures: approximately a 38% interest in Mountain Resort and approximately a 33%-50% interest in Mountain Springs. Through October 2002, EFG Kirkwood owned a 50% interest in Mountain Springs. In October 2002, an existing member and an unrelated third party contributed $2.5 million to Mountain Springs. As a result of the capital contribution, EFG Kirkwood's membership interest in Mountain Springs decreased from 50% to 33%. Proceeds from the capital contribution were used to exercise an existing option to purchase 51% of Durango Mountain Land Company, LLC, a real estate development company owning land in adjacent to Purgatory.

Mountain Resort is primarily a ski and mountain recreation resort located in California. Mountain Springs has majority ownership in DCS/Purgatory LLC ("Purgatory"), a ski resort located in Colorado.

On August 1, 2001, EFG Kirkwood entered into a guarantee agreement whereby EFG Kirkwood guarantees the payment obligations under a revolving line of credit between Purgatory and a third party lender. Another investor in the ski resort also guarantees the payment obligation under the line of credit. The amount of the guarantee is equal to the outstanding balance of the line of credit, which cannot exceed the principal balance of $3.5 million. As of December 31, 2002, Purgatory had an outstanding balance of approximately $2.6 million on the line of credit. The Company’s guarantee would require payment only in the event of default on the line of credit by Purgatory in amount equal to amounts advanced less any amounts recovered by the other guarantor on the line.

EFG/Kettle Development LLC

The Company has an indirect ownership interest in EFG/Kettle Development LLC, which is owned 100% by Trusts C and D, collectively. EFG/Kettle Development LLC’s subsidiaries have a 49.9% limited partner ownership interest in an entity named Kettle Valley Development Limited Partnership ("KVD LP"). An unaffiliated third party owns the remaining 50.1% of KVP LP. The Company also has a 100% controlling and ownership interest in Kelowna Projects, Inc., which is the sole general partner, with a .01% ownership interest, of KVD LP.

KVD LP owns a real estate development in Kelowna, British Columbia Canada, called Kettle Valley. Kettle Valley is comprised of approximately 270 acres of land zoned for 1,120 residential units in addition to commercial space.

In accordance with the ownership agreements, decisions require unanimous consent by both the limited partners and the general partner and each owner has the ability to veto a proposal by the other partner. The Company accounts for its ownership interest in KVP LP using the equity method of accounting. The Company received no distributions from KVP LP during fiscal 2002 or 2001.

In August 2003, Kelowna, British Columbia, Canada, was affected by widespread fires surrounding the development property. The forest fire had forced more than 20,000 residents from their homes and has forced KVD LP’s employees to temporarily evacuate its corporate office. To date, the company has experienced a minimal amount of damage and business interruption which is expected to be recovered under the company's insurance policy less the deductible which will not have a material effect to the Company’s financial statements.

ITEM 3. LEGAL PROCEEDINGS

The Securities Exchange Commission ("SEC") commenced an informal inquiry in June 2003 to determine if there have been violations of the federal securities laws. The SEC, among other things, asked the Company to voluntarily provide information and documents relating to any possible or proposed restatements of the Company’s financial statements. The Company has provided the information and documents requested. The Company is cooperating fully with the SEC informal inquiry.

In prior comment letters, the SEC requested information and support for its historical position related to the Company’s accounting treatment associated with the acquisition of Equis II and the SB Interests in the Trusts. In fiscal 2000, the Company treated these acquisitions as a combination of entities under common control accounted for in a manner similar to a pooling of interests. The Company responded to the SEC staff’s comments by providing additional information and support for its accounting treatment. On April 3, 2003, the Company received an additional letter from the staff at the SEC in which the SEC staff disagreed with the Company’s position and requested that the Company restate its 2001 financial information in its 2002 Form 10-KSB to account for the acquisition under the purchase method of accounting. Accordingly, the Company has restated its 2001 financial statements in its 2002 Form 10-KSB.

The Company or its consolidated affiliates have been involved in certain legal and administrative claims as either plaintiffs or defendants in connection with matters that generally are considered incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2002 Annual Meeting of Stockholders was held on October 9, 2002. At the 2002 Annual Meeting the following proposals were approved:

1.    Election of Directors to serve until the 2005 Annual Meeting of Stockholders:

     Number of Shares
.	For	Abstained

Joseph W. Bartlett	1,320,040	28,164
Robert M. Ungerleider	1,320,090	28,114

2.    Approval of Ernst & Young LLP as Independent Auditors for the year ended December 31, 2002:

.	Number of Shares

For	1,341,077
Against	1,947
Abstain	5,180

No other matters were submitted to a vote of the stockholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    Market Information .

In April 2001, the Company received a letter from the Nasdaq Stock Market, Inc. wherein its staff determined that the Company had failed to meet certain minimum standards for continued listing on the Nasdaq SmallCap Market. The Company appealed this decision and requested an oral hearing before the Nasdaq Listing Qualifications Panel, which was held on June 28, 2001. On August 7, 2001, Nasdaq notified the Company of the panel's decision to de-list the Company's stock from the Nasdaq SmallCap Market effective at the opening of business on August 8, 2001. As a result of the foregoing, the Company's stock is traded on the OTC Bulletin Board, commonly referred to as the "over-the-counter" market. The Company’s trading symbol on that market is "VSLF.PK."

Quarter		Share Price
Ended		2003	2002	2001

3/31	High	$1.09	$2.35	$3.750
	Low	$0.90	$1.72	$3.313

6/30	High	$1.20	$2.07	$3.50
	Low	$0.60	$1.66	$2.85

9/30	High	N/A	$1.70	$3.00
	Low	N/A	$1.50	$2.50

12/31	High	N/A	$1.50	$2.40
	Low	N/A	$1.06	$1.66

(b) Approximate Number of Security Holders .

At September 3, 2003, there were 1,417 record holders of the Company's shares of common stock.

(c) Dividends .

The Company did not declare a dividend during the six months ended June 30, 2003, or the years ended December 31, 2002 and 2001. The Company's management does not anticipate that dividends will be paid in the foreseeable future. The Company’s purchases of Equis II, the Special Beneficiary Interests and Ariston Corporation were highly leveraged transactions which included non-recourse purchase-money notes and, therefore, substantially all of the cash flow generated by these investments in the near term will be used to retire corresponding acquisition indebtedness. In addition, the Company expects that MILPI’s participation in the joint venture for the development of Rancho Malibu may require additional sources of capital. The extent of the Company’s liquidity needs for Rancho Malibu will depend on joint venture’s ability to obtain third party financing for the development and initial operations of the property. With consideration to the foregoing, the Company's ability to pay future dividends to its stockholders will depend on, among other things, the level of liquidity required to repay its current debt obligations and to manage its real estate development and general operating expenses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 annual report.

ITEM 7.     FINANCIAL STATEMENTS

Incorporated herein by reference to the Company’s consolidated financial statements included in the 2002 annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The Company’s management, including its President and Chief Financial Officer ("CFO"), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

Evaluation of the Fund’s Disclosure Controls and Internal Controls

(1)    Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company’s required to be included in the Company’s exchange act filings.

(2)    There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluations.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company’s executive officers are elected annually by the directors and serves until his successor is elected and qualified or until his death, resignation or removal by the directors. The directors and executive officers of the Company at the filing date is as follows:

Walter E. Auch, Sr.	Director
Robert M. Ungerleider	Director
Joseph W. Bartlett	Director
Gary D. Engle	Chairman of the Board and Chief Executive Officer
James A. Coyne	President, Chief Operating Officer, Corporate Secretary and Vice Chairman of the Board
Richard K Brock	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

WALTER E. AUCH, SR., age 81 was, prior to retiring, the Chairman and Chief Executive officer of the Chicago Board Options Exchange. Previously, Mr. Auch was Executive Vice President, director and a member of the Executive Committee of Paine Webber. Mr. Auch is a director of Smith Barney Concert Series Funds, Smith Barney Trak Fund, The Brinson Partners Funds, the Nicholas Applegate Funds and Union Bank of Switzerland. He is a trustee of Banyan Strategic Realty Trust, as well as a trustee of Hillsdale College and the Arizona Heart Institute, and a former director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund).

ROBERT M. UNGERLEIDER, age 61, is of counsel to the law firm of Felcher Fox & Litner, in New York City. Mr. Ungerleider has founded, developed and sold a number of startup ventures, including Verifone Finance, an equipment leasing company, Smartpage, a paging service company, and Financial Risk Underwriting Agency, Inc., an insurance firm specializing in financial guarantee transactions. Previously, Mr. Ungerleider practiced real estate and corporate law in New York City for ten years and served as a director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund).

JOSEPH W. BARTLETT, age 69, is of counsel to the law firm of Fish and Richardson. Prior to that, he was a partner in the law firm of Morrison & Foerster LLP since March 1996. From July 1991 until March 1996, Mr. Bartlett was a partner in the law firm of Mayer, Brock & Platt. He also is a director of Simon Worldwide Inc., which designs, manufactures and distributes custom-designed sports apparel and accessories and other products for promotional programs.

GARY D. ENGLE, age 54, has been Chairman of the Board and Chief Executive Officer of the Company since November 1997. Mr. Engle serves as Director and President of various subsidiaries and affiliates of the Company including Equis II, Ariston Corporation, AFG ASIT Corporation, and as Director and Chairman of PLM. Mr. Engle is sole stockholder, Director, President, and Chief Executive Officer of Equis Corporation, general partner of EFG.

JAMES A. COYNE, age 43, has been President and Chief Operating Officer of the Company since May 1997. Mr. Coyne serves as Senior Vice President of various Company subsidiaries and affiliates, including, Equis II, AFG ASIT Corporation and AFG Realty Corporation. Mr. Coyne is a Director and Vice President of PLM International, Inc.; Mr. Coyne has served as Senior Vice President of Equis Corporation, the general partner of EFG, since December 1996.

RICHARD K BROCK , age 41, became Vice President, Chief Financial Officer and Treasurer of the Company effective August 22, 2002. From June 2001 until August 2002, Mr. Brock was a consultant to various leasing management companies affiliated with the Company. Prior to that, Mr. Brock was the Chief Financial Officer of PLM. From 1991 though February 2002, Mr. Brock had served in various financial capacities with PLM and certain of its affiliates. Prior to that, Mr. Brock had served in various financial capacities with PLM and certain of its affiliates.

ITEM 10. EXECUTIVE COMPENSATION

A. DIRECTOR COMPENSATION

Semele’s non-employee directors are paid a quarterly fee of $3,750 ($15,000 per year), plus (i) $875 for each Board meeting attended in person, including meetings of the Compensation and Audit Committees, and (ii) $250 per hour for each board meeting attended via telephonic conference call, including meetings of the Compensation and Audit Committees. In addition, each director is reimbursed for out-of-pocket expenses incurred to attend meetings of the Board. Mr. Engle and Mr. Coyne, as employees of the Company, do not receive director compensation.

B.    EXECUTIVE COMPENSATION

Compensation to Mr. Engle and Mr. Coyne for the years ended December 31, 2002, 2001, and 2000 is summarized below:

Long-term Compensation

Annual Compensation (1)					Awards	Payouts

. . Name and Principal Position	. . . Year	. . . Salary	. . . Bonus	Other Annual Compen- sation	. Restricted Stock Awards	. . Options SARs (#)	. . LTIP Payouts	All Other Compen- Sation

Gary D. Engle, Chairman and Chief Executive Officer	2002 2001 2000	$120,000(2) $120,000(2) $120,000(2)	n/an/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a

James A. Coyne, President and Chief Operating Officer	2002 2001 2000	$120,000(2) $120,000(2) $120,000(2)	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a

(1)    Total compensation for each of the next three highest paid executive officers did not exceed $100,000 in 2002, 2001 or 2000.
(2)    Payment of this amount for 2000 was made in the form of common stock. The shares issued are held in a rabbi trust for the benefit of the executive. In both 2002 and 2001, the Company accrued Mr. Engle and Mr. Coyne’s annual compensation but did not issue any shares to the rabbi trust. Mr. Engle and Mr. Coyne waived the Company’s requirement to fund the rabbi trust with shares of the Company’s common stock. See discussion below.

Mr. Engle serves as Chairman of the Board and Chief Executive Officer of the Company pursuant to an executive employment agreement dated November 10, 1997. Mr. Coyne serves as President and Chief Operating Officer of the Company pursuant to an executive employment agreement dated May 1, 1997. The provisions of the two agreements (hereafter referred to as the "Compensation Agreements") are identical.

Pursuant to the Compensation Agreements, the Company pays each executive a base salary of $120,000 per year, subject to adjustment by the Board of Directors. In addition, the executives are entitled to receive such incentive or performance cash bonuses as the Board of Directors may determine from time to time. Both Mr. Engle and Mr. Coyne have chosen to have their annual base salaries of $120,000 paid in the form of common stock pursuant to the terms of an Incentive Compensation Plan established for their benefit. Mr. Engle and Mr. Coyne waived the Company’s requirement to fund the Plan for both the years ended December 31, 2002 and 2001 and as such, no shares were issued for fiscal 2002 and 2001. These amounts were, however, accrued in the accompanying consolidated financial statements. The Compensation Agreements also provide that the Company will defer, under the Incentive Compensation Plan, an incentive bonus equal to 6% of the Company’s pre-tax profits for each fiscal year, excluding results attributable to the Company’s Rancho Malibu property. With respect to the Rancho Malibu property, the Compensation Agreements provide that the Company will defer for the benefit of each executive an incentive bonus amount equal to 10% of the amounts that the Company realizes in excess of its carrying value for the property. Finally, the Company, acting through the compensation committee of the Board of Directors, may defer additional discretionary bonuses for the executives from time to time as the compensation committee shall determine. To date, no such incentive bonus amounts have been paid to or deferred on account of either executive.

As discussed above, pursuant to the Compensation Agreements, the base salaries of Mr. Engle and Mr. Coyne are generally paid in the form of common stock. Mr. Engle and Mr. Coyne waived the Company’s requirement to fund the Plan for both the years ended December 31, 2002 and 2001 and as such, no shares were issued for fiscal 2002 and 2001. These amounts were, however, accrued in the accompanying financial statements. As of December 31, 2002, the Company had issued 82,140 and 82,139 shares of common stock to Mr. Engle and Mr. Coyne, respectively, for such compensation. The shares are held in a rabbi trust established by the Company for the benefit of each executive. Beginning in 1998, the number of shares of common stock held for the account of each executive is determined by dividing the dollar amount of salary deferred each month, by the average of the closing prices of the Company’s shares for the last ten trading days of the month. Common stock issued to an executive in lieu of salary is not subject to forfeiture. However, shares or other amounts deferred in consideration of an executive’s bonuses are forfeited upon the Company’s termination of the executive for cause under the Compensation Agreements. All shares or other amounts forfeited are returned to the Company.

Following an initial term that ended on December 31, 2000, the Compensation Agreements automatically renew each year for additional one-year terms unless either party gives written notice to the other not less than 30 days prior to the end of the renewal term that the party does not wish to renew his contract. The Company may terminate the Compensation Agreements for cause, and the executives may terminate their respective agreements at any time upon 60 days’ prior written notice. In addition, the executives may terminate their agreements within 60 days of a change-in-control, and, in that event, the Company must continue the executive’s salary and fringe benefits under a separate agreement, the Incentive Compensation Plan, for a period of 18 months. For purposes of the Compensation Agreements, "change-in-control" means an occurrence whereby (i) any person, partnership, corporation, entity or group (as that term is used in the Securities Exchange Act of 1934), in any single transaction or series of related transactions, directly or indirectly acquires beneficial ownership of more than 50% of the Company’s voting securities or substantially all of the Company’s assets, or (ii) individuals who were members of the Board of Directors immediately prior to a meeting of stockholders involving a contest for the election of directors do not constitute a majority of the board following such election or (iii) the executive fails to be elected or re-elected to the board, unless the executive was not nominated with his consent. If the Company terminates an executive or the Company elects not to renew an executive’s Compensation Agreement within 24 months following a change-in-control, the Company must pay to the executive in a lump sum an amount equal to the greater of (i) three times the base salary paid to the executive in the 36 months preceding the change-in-control and (ii) the base salary due to be paid the executive through the end of the renewal term of his agreement. If the Company terminates the employment of an executive without cause, all payments under his Compensation Agreement continue through the end of the then renewal term. If the Company elects not to renew an executive’s Compensation Agreement at the end of any renewal term, the executive will receive a termination settlement equal to 12 months’ salary and will continue to receive insurance benefits for 12 months, unless such non-renewal occurs within 24 months following a change-in-control, in which case, the executive will receive the benefits prescribed for a change-in-control event.

If Mr. Engle ceases to be Chief Executive Officer and a director of the Company or if Mr. Coyne ceases to be President and a director of the Company, except if either executive resigns voluntarily or is terminated for cause, the notes issued by the Company for the purchase of Equis II Corporation, having a principal balance of $13.0 million at December 31, 2002, will become immediately due and payable.

Executive and Director Stock Option Plan.

No stock options were granted or exercised under the Company’s 1994 Executive and Director Stock Option Plan by executive officers or Directors in either 2002 or 2001. Currently, there are 15,000 options outstanding to the Company’s Directors and there are no options outstanding to any executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial owners of common stock as of September 3, 2003 by: (i) each person or entity who is known by the Company to own more than five percent of the common stock (together with such person’s address); (ii) each director and each executive officer of the Company named in the executive compensation table; and (iii) all current directors and officers as a group. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares of common stock that are not outstanding but may be acquired by that person or entity upon exercise of all options and warrants exercisable by that person or entity within 60 days of September 3, 2003. However, such shares of common stock are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person or entity. Neither Mr. Brock, Vice President and Chief Financial Officer, nor Mr. Butterfield, former Vice President and Chief Financial Officer own any shares of common stock of the Company.
Name of Person or Entity	Number of Shares	Percent of Total Shares

Gary D. Engle, Chairman, Chief Executive Officer and Director c/o Equis Corporation 200 Nyala Farms Westport, Connecticut 06880	770,561 (1)	37.1%
James A. Coyne, President, Chief Operating Officer and Director c/o Equis Corporation 200 Nyala Farms Westport, Connecticut 06880	432,980 (2)	20.8%
Joseph W. Bartlett, Director	5,000 (3)	- Less than 1%
Robert M. Ungerleider, Director	5,600 (3)	- Less than 1%
Walter E. Auch, Sr., Director	6,100 (3)	- Less than 1%
All Directors and Officers of the Company, as a group (5 persons)	1,204,241	58.0%

(1)    Includes 1,100 shares owned directly, 587,321 shares owned by a family corporation over which he has control, and 82,140 shares owned by the trustee of a rabbi trust for the benefit of Mr. Engle over which Mr. Engle has voting control. The shares held by such trustee represent salary deferred by Mr. Engle pursuant to the Company’s Incentive Compensation Plan. Also includes 100,000 shares owned by a family trust and transferred to the benefit of his children over which Mr. Engle has voting control but disclaims beneficial ownership.

(2)    Includes 3,000 shares owned directly, 374,841 shares owned by a family corporation over which he has control and 82,139 shares owned by the trustee of a rabbi trust for the benefit of Mr. Coyne over which Mr. Coyne has voting control. The shares held by such trustee represent salary deferred by Mr. Coyne pursuant to the Company’s Incentive Compensation Plan.

(3)    Includes 5,000 shares underlying currently exercisable options granted under the Company’s 1994 Executive and Director Stock Option Plan.

The Company is not aware of any other person who, alone or as part of a group, beneficially owns more than 5% percent of the outstanding shares of the Company’s common stock at September 3, 2003. In order to preserve the benefits of the Company's existing net operating loss carryforwards, the Restated Bylaws of the Company include a provision that prohibits any person from acquiring more than 4.9% of the outstanding shares of common stock of the Company. In May 2003, the Company received a proposal from Gary D. Engle, Chairman and James A. Coyne, respectively the Company’s Chief Executive Officer and President, who together with their affiliates are the beneficial owners of approximately 58% of the outstanding Semele common stock, for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by management for $1.20 per share.

See Item 10, Executive Compensation, for information on Stock Options of the Company held by officers and directors pursuant to the 1994 Executive and Director Stock Option Plan and for information on shares held in a rabbi trust for the benefit of certain officers pursuant to the Company’s Incentive Compensation Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of common stock and other equity securities of the Company with the SEC and the National Association of Securities Dealers, Inc. Based on the Company’s records and other information, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with during 2002 and 2001.

Code of Ethics

The Company’s Board of Directors, has adopted a written Code of Ethics that is applicable to the Board, executive officers and employees of the Company. The Company’s Code of Ethics is designed to deter wrongdoing and to promote:

  -             the integrity and values of the Company, including the ethical handling of actual of apparent conflicts of interest between personal and professional relationships;
-   compliance with applicable governmental laws, rules and regulations;
-   internal reporting of violations of the Code of Ethics to any member of the Company’s Board of
         Directors; and
-   accountability for adherence to the Code of Ethics.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Fees and expenses paid to affiliates

Fees and expenses paid to affiliates for the fiscal years ending December 31, 2002 and 2001 respectively are as follows (in thousands of dollars):

	2002	2001

Equipment management fees	$547	$992
Administrative charges	589	583
Reimbursable operating expenses due to third parties	-	2,846

Total	$1,136	$4,421

<
EFG is compensated for its services to the Trusts. Such services include all aspects of acquisition, management and disposition of equipment. For management services, EFG is compensated by an amount equal to (i) 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Trusts for equipment acquired on or prior to February 6, 1999. Compensation to EFG for services connected to the disposition of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of remarketing fees is subordinated to payout, and this fee and the other fees described above are subject to certain limitations defined in the Trust Agreements.

Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreements, for persons employed by EFG who are engaged in providing administrative services to the Trusts. Reimbursable operating expenses represent costs paid by EFG on behalf of the Trusts, which are reimbursed to EFG at actual cost. Prior to June 2002, an affiliated company supported the administrative function. Subsequently, the administrative functions with the exception of some administrative functions which will continue to be supported by EFG were outsourced to an unrelated third party. During 2001, EFG paid the majority of operating costs on behalf of the Trust. Costs incurred by EFG were subsequently reimbursed by the Trust on a monthly basis. During 2002, the Trust paid all of its direct costs. Therefore, there were no reimbursable operating costs paid to an affiliate during 2002.

All of the Trusts’ equipment was purchased by EFG, one of its affiliates, or directly from third-party sellers.

Due From Affiliates

Amounts due from affiliates are summarized below (in thousands of dollars):

	2002	2001

Loan obligations due from Mr. Engle and Mr. Coyne	$2,937	$2,937
Interest receivable on loan obligations due from Mr. Engle and Mr. Coyne	780	519
Management fees receivable from PLM Equipment Growth Funds	670	951
Rents receivable from EFG escrow (1)	120	218

Total	$4,507	$4,625

(1) All rents and proceeds from the disposition of equipment by the Company are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis. These amounts were paid to the Company in January 2003 and 2002, respectively.

Indebtedness and Other Obligations to Affiliates

A summary of the Company’s indebtedness and other obligations to affiliates appears below (in thousands of dollars):

	2002	2001

		(Restated)
Principal balance of indebtedness to affiliates	$28,774	$28,312
Accrued interest due to affiliates	4,055	2,896
Other (1)	178	669

Total	$33,007	$31,877

(1) Consists primarily of amounts due to EFG for administrative services and operating expenses.

Indebtedness to affiliates related to the Acquisition of Equis II Corporation

Prior to the Company’s acquisition of Equis II in 1999 and 2000, Equis II was controlled by Mr. Engle, who either directly or indirectly owned a majority of Equis II’s stock with the remaining interest controlled by Mr. Coyne. The $19.6 million of promissory notes originally issued by the Company to the owners to acquire Equis II Corporation is divided into two groups of notes.

The first group originally totaled $14.6 million and matures on October 31, 2005. As of December 31, 2002, the Company owed $13.0 million under these notes of which $4.0 million of the balance outstanding was due on October 2, 2002. In addition, approximately $6.0 million of the notes were due in fiscal 2003. Subsequent to year end, the Company amended the repayment schedule associated with the outstanding principal payment and 2003 principal payments. These payments are now due in 2005. These notes bear interest at a face rate of 7% annually, but provide for quarterly interest payments based upon a pay-rate of 3%.

The second group of promissory notes, issued by the Company to acquire Equis II, originally totaled $5.0 million and have payment terms identical to certain debt obligations of Mr. Engle and Mr. Coyne to the Company. At the time of the Company’s initial 85% investment in Equis II, Mr. Engle and Mr. Coyne had debt obligations to (i) Equis II Corporation totaling approximately $1.9 million and (ii) a subsidiary of Ariston, Old North Capital LP ("ONC"), totaling approximately $3.1 million. As a result of the Equis II transaction, the Company became the beneficiary of notes due from Mr. Engle and Mr. Coyne and the obligor on new notes, having identical terms and for equal amounts, due to Mr. Engle, or family trusts/corporation(s) controlled by Mr. Engle, and to Mr. Coyne. The Company is required to make future payments with respect to these notes to the extent of proceeds from payments made by Mr. Engle and Mr. Coyne to Equis II and ONC. The terms of the notes provide that the Company will be relieved of its obligations to make payments during the period of any default by either Mr. Engle or Mr. Coyne in remitting payments with respect to their obligations to Equis II or ONC. The balance of the associated Equis II and ONC debt was approximately $1.9 million and $1.0 million, respectively, at December 31, 2002 and 2001.

Indebtedness to affiliates related to the Acquisition of SB Interests

On November 18, 1999, the Company purchased certain equity interests in the Trusts, referred to as the SB Interests which consists of a 8.25% non-voting interest in each of the Trusts from EFG, an affiliate. The Company purchased the SB Interests for $9.7 million under the terms of a non-recourse note, payable over 10 years bearing interest at 7% per year. Payments of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the SB Interests. The acquisition of the SB Interests was accounted for using the purchase method of accounting in accordance with APB No. 16. In accordance with APB No. 16, because the non-recourse note issued in consideration for the SB Interests is payable only to the extent of cash distributions paid to the Company, the $9.7 million is accounted for as contingent purchase price and is included in the accompanying consolidated balance sheets only to the extent that amounts under the note become payable due to distributions received by the Company. As of August 2003, the Company has received cash distributions of approximately $3.1 million from the SB Interests and has paid EFG, an affiliate, an equal amount consisting of principal and accrued interest. This distribution occurred in December 1999 and the related principal of $2.9 million has been recorded as purchase price under APB No. 16. At December 31, 2002 and 2001, the non-recourse note had an outstanding principal of $6.6 million and accrued interest balance of approximately $1.4 million and $0.9 million, respectively, none of which has been reflected in the accompanying consolidated balance sheets.

Principal Balance of Indebtedness to Affiliates

The principal balance of the Company’s indebtedness to affiliates at December 31, 2002 and 2001 consists of the obligations listed below (in thousands of dollars):
. . . . . .	. . Balance at December 31, 2002	Due within one year, adjusted for amendments to extend payments, or on demand as of December 31, 2002	Balance at December 31, 2001 (Restated) .

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation, 7% annual interest; maturing in 2005. (1) (3)	$ 8,625	$ --	$ 8,625
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7% annual interest; maturing in 2005. (1) (3)	4,377	--	4,377

Sub-total	$ 13,002	$ --	$ 13,002

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation; 11.5% annual interest; due on demand. (1) (2)	687	687	687
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 11.5% annual interest; due on demand. (1) (2)	349	349	349

Sub-total	$ 1,036	$ 1,036	$ 1,036

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from purchase of Equis II Corporation, 7.5% annual interest; maturing on Aug. 8, 2007. (1) (2)	1,261	--	1,261
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7.5% annual interest; maturing on Aug. 8, 2007. (1) (2)	640	--	640

Sub-total	$ 1,901	$ --	$ 1,901

Note payable to EFG for purchase of Ariston Corporation; 7% annual interest; maturing in Jan. 2005.(4)	$ 8,419	--	$ 8,419
Non-recourse note payable to EFG for purchase of Special Beneficiary Interests; 7% annual interest; maturing on Nov. 18, 2009.(6)	$ --	--	$ --
Notes payable to affiliates for 1997 asset purchase; 10% annual interest; maturing on Apr. 1, 2003. (5)	$ 4,416	4,416	$ 3,954

Total	$28,774	$5,452	$28,312

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
(3)    The notes to Mr. Engle (and related family trusts/corporation) become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a Director of the Company, except if he resigns voluntarily or is terminated for cause. Similarly, the notes to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a Director of the Company, except if he resigns voluntarily or is terminated for cause. As of December 31, 2002, approximately $4.0 million of the outstanding principal balance was due on October 2, 2002. In addition, approximately $6.0 million of the outstanding principal is due in 2003. Subsequent to year end, the Company amended these debt agreements such that these principal payments were due in 2005.
(4)    In 1998, the Company issued a $10.5 million non-recourse purchase-money promissory note to EFG in conjunction with the acquisition of Ariston. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest prior to the maturity date only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston. As of December 31, 2002, the note is due to mature August 31, 2003 with recourse to the common stock of Ariston. Subsequent to year end, the Company amended the note’s repayment schedule with the principal balance due in 2005. The table above has been adjusted to reflect this amendment. Cash distributions by Ariston require the consent of EFG until such time that the Company’s obligation to EFG under the note is paid.
(5)    In 1997, the Company borrowed $4.4 million from certain affiliates controlled by Mr. Engle, including $0.5 million from AFG Investment Trust A, a subsidiary. The notes were secured by the Company’s interest in Rancho Malibu. During fiscal 2001, the Company controlled AFG Investment Trust A and eliminated the Trust’s balance of the note in consolidation. On December 31, 2002, AFG Investment Trust A entered into a Plan of Liquidation and Dissolution and transferred its assets to a Liquidating Trust. In conjunction with the Plan of Liquidation and Dissolution, the Trust entered into a Liquidating Trust Agreements with an independent third party, as trustee of the Liquidating Trust. The trustee has complete control over the dissolution of the Liquidating Trust’s assets. Accordingly, the balance of the Trust’s note was not eliminated in consolidation in the Company’s December 31, 2002 financial statements. Subsequent to year end, the Company transferred its interest in Rancho Malibu to a wholly-owned subsidiary of MILPI, RMLP, Inc. The Company’s interest in Rancho Malibu was transferred for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15.4%) of the common stock of RMLP, Inc. Proceeds from the transfer were used to pay the outstanding principal and accrued interest totaling $4.5 million .
(6)    The Company purchased the SB Interests in the Trusts for $9.7 million. The purchase was financed through a non-recourse note issued by the Company. The note is payable only to the extent that the Company receives dividends on its SB Interests from the Trusts. The note is accounted for as a contingent purchase price in accordance with APB No. 16. To date, $3.1 million of dividends have been made by the Trusts to the Company as the holder of the SB Interests. Therefore, $3.1 million of the $9.7 million has been recorded and paid leaving $6.6 million of contingent payments remaining on the note.

As of December 31, 2002, as adjusted for the notes amended as discussed in the related party subsequent events below, the annual maturities of the notes are scheduled to be paid as follows (in thousands of dollars):

2003	$5,452
2004	--
2005	13,002
Thereafter	10,320

Total	28,774

Interests in affiliated companies

The Company has interests in the following affiliates as of December 31, 2002 and 2001, respectively (in thousands of dollars):

	2002	2001

		(Restated)
Interests in liquidating partnerships	$322	$3,374
Interest in liquidating trusts	-	-
Interest in equipment growth funds	19,361	20,948

Total	$19,683	$24,322

The Company has recorded equity income (loss) in its interest in affiliated companies for the twelve months ended December 31, 2002 and 2001, respectively (in thousands of dollars):

	2002	2001

		(Restated)
Liquidating partnerships	$(692)	$(190)
Liquidating trusts	-	-
Equipment growth funds	133	1,716

Total	$(559)	$1,526

Equity Interests in Liquidating Partnerships

Through its wholly-owned subsidiary Ariston, the Company had an ownership interest in eleven limited partnerships engaged primarily in the equipment leasing business. Ariston’s percentage ownership for each investment varies from less than 1% to 16%. The partnerships are controlled by EFG, a non-consolided affiliated entity controlled by Mr. Engle. The Company received $2.2 million in distributions from these partnerships during fiscal 2002. The Company did not receive any distributions from these entities in 2001.

The Company’s ownership interest in three of the eleven partnerships enabled the Company to influence but not control operating financial decisions of the investee. Accordingly, the Company accounted for these investments under the equity method of accounting. The remaining investments were accounted for under the cost method of accounting.

On July 18, 2002, the eleven partnerships adopted formal plans of liquidation and transferred their assets and liabilities to eleven respective liquidating partnership trusts ("Liquidating Partnerships"). The summarized combined financial information for the Company’s equity investments in the Liquidating Partnerships as of and for the twelve months ended December 31, 2001 and for the period January 1, 2002 through July 17, 2002 is summarized below (in thousands of dollars):

	Period from January 1, 2002 through July 17, 2002	As of and for the twelve months ended December 31, 2001

Total assets		$ 36,168
Total liabilities		9,870
Partners’ equity		$ 26,298

Total revenues	$ 2,272	$ 5,628
Total expenses	4,709	9,688
Net loss	$ (2,437)	$ (4,060)

The summarized combined financial information for the Company’s equity investments in the Liquidating Partnerships as of December 31, 2002 and for the period from July 18, 2002 through December 31, 2002 is summarized below, which is accounted for under the liquidation basis of accounting which approximates fair value (in thousands of dollars):

December 31, 2002

Total assets	$5,322
Accrued liabilities	1,795
Net assets in liquidation	$3,527

Net assets at July 18, 2002	$-
Transfer of net assets at liquidation basis	24,152
Change in provision for liquidation expenses	(2,662)
Net income from operations	261
Distributions	(18,224)
Net assets in liquidation at December 31, 2002	$3,527

Because the eleven partnerships adopted respective formal plans of liquidation, the Company reviewed the carrying value of its equity investments for recoverability. The Company reviews the carrying value of its equity investments for recoverability whenever circumstances indicate that a possible impairment exists and is other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the investment balance is written-down to its fair value. In 2002, the Company performed an impairment analysis on the carrying value of its interest in the Liquidating Partnerships. As a result, the Company recorded a write-down of its investments of $0.2 million in 2002 which was included in the equipment leasing segment. The fair value was determined based on a valuation model which included the present value of the expected cash flows of the investments.

Equity Interests in Liquidating Trusts

On November 26, 2002, AFG Investment Trust A and AFG Investment Trust B filed respective proxy statements to request beneficial interestholders’ approval for, among other things, liquidation and dissolution of the assets under the terms and conditions of the Plans of Liquidation and Dissolution. The proposals contained in the proxy statements were subsequently approved and AFG Investment Trust A and B’s assets and liabilities were transferred to AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust, respectively, on December 31, 2002 for the sole purpose of disposing the assets transferred to the Liquidating Trusts and paying the remaining liabilities. Each unitholder of AFG Investment Trust A and B received a pro rata beneficial interest in the Liquidating Trusts in exchange for such holder’s Trust units.

In furtherance of the Plans of Liquidation and Dissolution, AFG Investment Trust A and B entered into Liquidating Trust Agreements with an independent third party as trustee of the Liquidating Trusts. The trustee has control over the dissolution of the Liquidating Trusts’ assets. In conjunction with the liquidation, the trustee engaged the Managing Trustee, AFG ASIT Corporation (a wholly-owned subsidiary of the Company), and EFG, an affiliated entity, as agents in order to manage the daily operations until liquidation is complete. Accordingly, Semele no longer has a controlling interest in the assets but has the ability to exercise significant influence over the daily operations. Therefore, the Company’s interest in the Liquidating Trusts was accounted for under the equity method of accounting beginning on December 31, 2002. As of December 31, 2002, no distributions have been received from the Liquidating Trusts. Prior to the liquidation date, the Company consolidated the Trusts’ balance sheet and statement of operations. The statement of operations for AFG Investment Trust A and B is consolidated into the Company’s 2002 financial statements since the entities were controlled throughout fiscal 2002.

Equity Interests in Equipment Growth Funds

FSI is the General Partner or manager in the EGF Programs. Distributions of the programs are allocated as follows: 99% to the limited partners and 1% to the General Partner in PLM Equipment Growth Fund I and PLM Passive Income Investors 1988-II; 95% to the limited partners and 5% to the General Partner in EGF's II, IV, V, VI, PLM Equipment Growth & Income Fund VII and EGF III Liquidating Trust; and 85% to the members and 15% to the manager in Professional Lease Management Income Fund I. MILPI’s interest in the cash distributions of Professional Lease Management Income Fund I will increase to 25% after the investors have received distributions equal to their invested capital. Net income is allocated to the General Partner subject to certain allocation provisions.

During 2002, MAC completed its acquisition of PLM by purchasing the remaining 17% of its outstanding common stock of PLM. The purchase price allocation associated with the acquisition resulted in approximately $0.4 million increase in MILPI’s interest in the Equipment Growth Funds. MILPI received $1.6 million in cash distributions from the EGF Programs during fiscal 2002 and for the period February 2001 through December 31, 2001.

In accordance with APB No. 18, the Company reviews the carrying value of its investments for recoverability whenever circumstances indicate that a possible impairment exists and is other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the investment balance is written-down to its fair value. In 2002, MILPI recorded an impairment in its equipment management segment of $0.5 million associated with its equity interest in affiliates due one of the EGF Programs adopting a formal plan of liquidation. In 2001, MILPI also recorded an impairment in its equipment management segment of $0.5 million associated with its equity interest in affiliates due to a change in market conditions, primarily in the airline industry, due to the significant decline in the airline industry and the U.S. economy following the events of September 11, 2001. Fair value of the investments was determined based on a valuation model which included the present value of the expected cash flows of the investment, current market prices of the underlying assets and management’s industry knowledge.

The summarized combined financial data for the EGF Programs as of and for the year ended December 31, 2002, and as of December 31, 2001 and for the period from February 7, 2001 through December 31, 2001 is as follows (in thousands of dollars):

	2002	2001

Total assets	$201,683	$229,358
Total liabilities	53,617	67,579

Partners’ equity	$148,066	$161,779

Total revenues	$72,078	$91,085
Total expenses	68,286	70,688

Net income	$3,792	$20,397

Related party subsequent events

On December 31, 2002, the Company had approximately $4.0 million of related party indebtedness outstanding which was due in October 2002. In addition, the Company had $14.4 million in related party principal payments due in 2003. Subsequent to year end, the Company amended these debt agreements so these principal payments were deferred until 2005.

Subsequent to year end, the Company received a proposal from Mr. Engle and Mr. Coyne, respectively Semele’s CEO and President, who together with their affiliates are the beneficial owners of approximately 58% of the outstanding Semele common stock, for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by Management for $1.20 per share.

On August 29, 2003, Mr. Engle and Mr. Coyne purchased a total of 198,700 shares of the Company’s outstanding common stock for $1.20 per share. The 198,700 shares of common stock were owned by the Liquidating Partnerships and AFG Investment Trust A Liquidating Trust.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

A list of exhibits filed or incorporated by reference is as follows:

2.1    Agreement and Plan of Merger dated December 22, 2000 between MILPI Acquisition Corp. and PLM International, Inc. (filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Report on Form 8-K dated December 22, 2000 is incorporated herein by reference).

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

2. 4    Escrow Agreement dated December 22, 2000 by and among MILPI Acquisition Corp., PLM International, Inc. and Bank of San Francisco, as escrow agent (filed with the Securities and Exchange Commission to the Registrant’s Report on Form 8-K dated December 22, 2000 is incorporated herein by reference).

2.5    Form 8-K filed by AFG Investment Trust A announcing the completion of its liquidation and dissolution in accordance with a proxy solicitation statement dated as of November 25, 2002 (filed with the Securities and Exchange Commission as a Form 8-K by AFG Investment Trust A dated December 31, 2002 is incorporated herein by reference)

2.6    Form 8-K filed by AFG Investment Trust B announcing the completion of its liquidation and dissolution in accordance with a proxy solicitation statement dated as of November 25, 2002 (filed with the Securities and Exchange Commission as a Form 8-K by AFG Investment Trust B dated December 31, 2002 is incorporated herein by reference)

2.7    Form 8-K filed by AFG Investment Trusts C announcing the approval by its shareholders on its proxy voting in accordance with the proxy solicitation statement dated as of February 11, 2003 (filed with the Securities and Exchange Commission as a Form 8-K by AFG Investment Trust C dated March 31, 2003 is incorporated herein by reference)

2.8    Form 8-K filed by AFG Investment Trusts D announcing the approval by its shareholders on its proxy voting in accordance with the proxy solicitation statement dated as of February 11, 2003 (filed with the Securities and Exchange Commission as a Form 8-K by AFG Investment Trust D dated March 31, 2003 is incorporated herein by reference)
2.9    Text of Letter dated May 5, 2003 to the Directors of Semele referencing the Proposed Acquisition of Semele Group Inc. (filed with the Securities and Exchange Commission to the Registrant’s Report on Form 8-K dated May 5, 2003 is incorporated herein by reference).

2.10    Text of press release dated May 5, 2003 titled "Management Proposes Offer to Acquire Semele Group Inc. Common Stock" (filed with the Securities and Exchange Commission to the Registrant’s Report on Form 8-K dated May 5, 2003 is incorporated herein by reference).

3.1    Restated Certificate of Incorporation (filed with the Securities and Exchange Commission as Exhibit (3)(i) to the Registrant’s Report on Form 8-K dated October 21, 1997 is incorporated herein by reference).

3.2    Amended and Restated Bylaws (filed with the Securities and Exchange Commission as Exhibit (3)(ii) to the Registrant’s Report on Form 8-K dated October 21, 1997 is incorporated herein by reference).

4    Form of new stock certificate (filed with the Securities and Exchange Commission as Exhibit (4) to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 is incorporated herein by reference).

4.1    Amended and Restated Voting and Tender Agreement dated December 22, 2000 between MILPI Acquisition Corp., PLM International, Inc. and other parties thereto (filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Report on Form 8-K dated December 22, 2000 is incorporated herein by reference)

4.2
    Second Amended and Restated Declaration of Trust dated July 18, 2003 for AFG Investment Trust C (filed with the Securities and Exchange Commission as Exhibit 4.2 to AFG Investment Trust C’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 is incorporated herein by reference).

4.3
    Second Amended and Restated Declaration of Trust dated July 18, 2003 for AFG Investment Trust D (filed with the Securities and Exchange Commission as Exhibit 4.2 to AFG Investment Trust D’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 is incorporated herein by reference).

4.4    Operating Agreement of EFG Kirkwood LLC, dated May 1, 1999 (filed with the Securities and exchange Commission as Exhibit No. 99(k`) to AFG Investment Trust D’s Report on Form 10-KSB for the year ended December 31, 2002 is incorporated herein by reference).

4.5    Amended and Restated Operating Agreement of Mountain Springs, LLC, dated October 24, 2002 (filed with the Securities and Exchange Commission to AFG Investment Trust D’s Report on Form 10-KSB for the year ended December 31, 2002 is incorporated herein by reference).

10.1    Executive Employment Agreement for Gary D. Engle (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.2    Executive Employment Agreement for James A. Coyne (filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.3    Amended 1994 Executive and Director Stock Option Plan (filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.4    Incentive Compensation Plan (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.5    Trust under Semele Group Inc. Incentive Compensation Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.6    Director Stock Option Agreement, Director Option Grant Program (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.7    Amendment to Director Stock Option Agreement, Director Option Grant Program dated December 30, 1997 between Semele Group Inc. and Robert M. Ungerleider (filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.8    Amendment to Director Stock Option Agreement, Director Option Grant Program dated December 30, 1997 between Semele Group Inc. and Walter E. Auch (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997 is incorporated herein by reference).

10.9    Amendment No. 1 to Exchange Agreement dated August 7, 1997 (filed with the Securities and Exchange Commission as Exhibit (10)(ii) to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 is incorporated herein by reference).

10.10    Exchange Agreement dated April 30, 1997 by and among AFG Hato Arrow Limited Partnership, AFG Dove Arrow Limited Partnership, AIP/Larkfield Limited Partnership, Equis Exchange LLC, Equis Financial Group Limited Partnership and the Registrant and related exhibits (filed with the Securities and Exchange Commission as Exhibit (10)(i) to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 is incorporated herein by reference).

10.11 Stock Purchase Agreement dated December 16, 1999 between the Registrant, Gary D. Engle, James A. Coyne and four trusts established for the benefit of Mr. Engle’s children (filed with the Securities and Exchange Commission as Exhibit No. 2 to the Registrant’s Report on Form 8-K dated January 6, 2000 is incorporated herein by reference).

10.12 Agreement for Purchase and Sale of Special Beneficiary Interests dated November 18, 1999 between the Registrant and Equis Financial Group Limited Partnership (filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB dated March 30, 1999 is incorporated herein by reference).

10.13 Registration Rights Agreement dated December 22, 1999 between the Registrant, Gary D. Engle, James A. Coyne, and four trusts established for the benefit of Mr. Engle’s children (filed with the Securities and Exchange Commission as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB dated March 30, 1999 is incorporated herein by reference).

10.14 Security Agreement and Collateral Agency Agreement dated December 22, 1999 between the Registrant, Gary D. Engle, James A. Coyne, and four trusts established for the benefit of Mr. Engle’s children (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB dated March 30, 1999 is incorporated herein by reference).

10.15 Security Agreement regarding the purchase and sale of Special Beneficiary Interests dated January 20, 2000 between the Registrant and Equis Financial Group Limited Partnership (filed with the Securities and Exchange Commission as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-KSB dated March 30, 1999 is incorporated herein by reference).

10.16 Lease agreement with Scandinavian Airlines System (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 is incorporated herein by reference).

10.17    Promissory Note and Security Agreement between the Registrant and Equis Financial Group Limited Partnership dated August 31, 1998 regarding purchase of Ariston Corporation (filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 is incorporated herein by reference)

10.18    Malibu Incentive Bonus Agreement (filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 is incorporated herein by reference)

10.20    Operating and Joint Venture Agreement between AFG Investment Trust C and AFG Investment Trust D dated March 1st, 2002 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the    Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 is incorporated     herein by reference).

10.21    Amendment to partnership agreement of BMIF/BSLF II Rancho Malibu Limited Partnership dated March 5 th , 2002 (filed with the Securities and Exchange Commission as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 is incorporated herein by reference)..

10.22    Warehousing Credit Agreement among PLM International, Inc., PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and Imperial Bank and PFF Bank and Trust dated April 13, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.1 to PLM Equipment Growth Fund V’s Report on Form 10-Q dated May 8 th , 2002 is incorporated herein by reference).

10.23    First amendment to the Warehousing Credit Agreement dated December 21, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.2 to PLM Equipment Growth Fund V’s Report on Form 10-Q dated May 8 th , 2002 is incorporated herein by reference).

10.24    Second amendment to the Warehousing Credit Agreement dated April 12th, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.3 to PLM Equipment Growth Fund V’s Report on Form 10-Q dated May 8 th , 2002 is incorporated herein by reference).

10.25    Third amendment to the Warehousing Credit Agreement dated July 11, 2002 (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 is incorporated herein by reference). .

10.26    Loan Agreement among AFG International Partners Limited Partnership, AFG Realty Corporation, as Trustee on behalf of AFG Washington Owner's Trust and Bank of America, N.A., dated December 27, 2002 is filed herein.

10.27    Contribution, Assignment, Assumption and Acknowledgement Agreement by and among RMLP, Inc., BMIF/BSLF II Rancho Malibu Limited Partnership, BSLF II Rancho Malibu Corp., C&D IT LLC, and Semele Group Inc. dated March 14, 2003 is filed herein.

10.28    First Amended and Restated Limited Partnership Agreement of BMIF/BSLF II Rancho Malibu Limited Partnership dated June 23, 3003 is filed herein

13         The Company’s Annual Report to Stockholders for the year ended December 31, 2002.

14      Code of Ethics

21   Subsidiaries of the Company

99.1
  Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.2                  Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act

(b)    Reports on Form 8-K

The Company filed a Form 8-K with the SEC on November 19, 2002 reporting under Item 5 (other events) that issues had been identified which would require additional time to prepare a complete and accurate accounting for the quarter and nine months ended September 30, 2002 and the Company expected to file the September 30, 2002 Form 10-QSB by November 27, 2002.

An annual report will be sent to the stockholders subsequent to this filing and the Company will furnish copies of such report to the Commission at that time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s financial statements for the years ended December 31, 2002 and 2001 have been audited by the independent firm of Ernst & Young LLP, ("Ernst & Young"), which has served as Semele's independent auditor since the year ended December 31, 1989.

AUDIT FEES

The aggregate fees billed by Ernst & Young for professional services rendered were $606,000 and $500,000 for the years ended December 31, 2002 and 2001, respectively.

AUDIT-RELATED FEES, TAX FEES & ALL OTHER FEES

The aggregate fees billed for tax services were $13,500 for the year ended December 31, 2001. There were no other fees billed by Ernst & Young for professional services for the years ended December 31, 2002 and 2001.

RECOMMENDATION OF THE BOARD

The Board believes that Ernst & Young LLP is knowledgeable about Semele's operations and accounting practices and is well qualified to act in the capacity of independent auditor. The Board selected Ernst & Young LLP as Semele's independent auditor to examine its financial statements for each of the years in the period December 31, 1989 through December 31, 2002. Although the selection of an auditor does not require a stockholder vote, the Board believes it is desirable to obtain the concurrence of the stockholders to this selection. See Item 4 herein for shareholder vote information.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMELE GROUP INC.

By:    /s/Gary D. Engle
Gary D. Engle, Chairman, Chief Executive
Officer and Director

Date: September 10, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/Gary D. Engle
Gary D. Engle, Chairman, Chief Executive
Officer and Director

Date: September 10, 2003

By:    /s/James A. Coyne
James A. Coyne, President, Chief
Operating Officer and Director

Date: September 10, 2003

By:    /s/Richard K Brock
Richard K Brock, Vice President and
Chief Financial Officer

Date: September 10, 2003

By:    /s/Walter E. Auch
Walter E. Auch, Sr., Director

Date: September 10, 2003

By:    /s/Robert M. Ungerleider
Robert M. Ungerleider, Director

Date: September 10, 2003

By:    /s/Joseph W. Bartlett
Joseph W. Bartlett, Director
Date: September 10, 2003

.