Form 10QSB
period 2003-03-31
SEMELE GROUP INC
filed 2003-11-14
CIK 812914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ___. NO X .

Shares of common stock outstanding as of November 11, 2003: 2,099,687

Transitional Small Business Disclosure Format: YES . NO X .

SEMELE GROUP INC.
Form 10-QSB
For the Quarter Ended March 31, 2003

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars, except per share and share amounts)
(unaudited)
	March 31, 2003	December 31, 2002

Assets
Cash and cash equivalents	$ 14,847	$ 11,997
Restricted cash	437	436
Rents and other receivables	1,328	880
Equipment held for lease, net of accumulated depreciation
of $61,443 and $60,239 at March 31, 2003 and December 31, 2002, respectively	38,248	39,948
Equipment held for sale	-	6,227
Real estate held for development	13,173	13,020
Land	1,929	1,929
Buildings, net of accumulated depreciation of $2,328 and $2,240
at March 31, 2003 and December 31, 2002, respectively	9,605	9,693
Interests in affiliated companies	20,022	19,683
Interests in non-affiliated companies	16,106	13,305
Other assets	4,701	4,212
Due from affiliates	4,676	4,507
Goodwill	9,511	9,511

Total assets	$ 134,583	$ 135,348

Liabilities
Accounts payable and accrued expenses	$ 11,018	$ 8,948
Deferred rental income	548	575
Other liabilities	3,155	3,155
Indebtedness	45,289	46,651
Indebtedness and other obligations to affiliates	27,914	33,007
Deferred income taxes	13,043	12,541

Total liabilities	100,967	104,877

Minority interests	44,749	42,272

Commitments and contingencies

Stockholders' deficit
Common stock, $0.10 par value per share; 5,000,000 shares authorized;
2,916,647 shares issued	292	292
Additional paid in capital	172,354	172,354
Accumulated deficit	(169,587)	(170,255)
Deferred compensation, 164,279 shares	(817)	(817)
Treasury stock at cost, 816,960 shares	(13,375)	(13,375)

Total stockholders' deficit	(11,133)	(11,801)

Total liabilities, minority interests and stockholders' deficit	$ 134,583	$ 135,348

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31,
(in thousands of dollars, except per share and share amounts)
(unaudited)

	2003	2002

Revenues		(Restated)

Lease revenue	$3,051	$3,284
Management and acquisition fee income- affiliates	1,743	1,324
Interest and investment income	102	97
Interest income- affiliates	66	58
Gain on disposition of equipment	12	33
Other revenues	284	336

Total revenues	5,258	5,132

Expenses

Depreciation and amortization	1,721	2,508
Interest on indebtedness	918	1,252
Interest on indebtedness and other obligations- affiliates	316	356
General and administrative	1,610	1,053
Fees and expenses- affiliates	166	529

Total expenses	4,731	5,698

Income (loss) before equity income, income taxes, and minority interests	527	(566)

Equity income in affiliated companies	557	31
Equity income in non-affiliated companies	2,801	3,470

Provision for income taxes	(482)	(264)
Elimination of consolidated subsidiaries’ minority interests	(2,735)	(1,934)

Net income	$668	$737

Basic and diluted income per share:
Net income per common share- basic and diluted	$0.32	$0.36

Basic and diluted weighted average number of common shares outstanding	2,099,687	2,078,718

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2003
(in thousands of dollars except share amounts)
(unaudited)

			Additional
	Shares Outstanding	Common Stock	Paid in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Total

Balance at December 31, 2002	2,099,687	$ 292	$ 172,354	$ (170,255)	$ (817)	$ (13,375)	(11,801)

Net income	-	-	-	668	-	-	668

Balance at March 31, 2003	2,099,687	$ 292	$ 172,354	$ (169,587)	$ (817)	$ (13,375)	(11,133)

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(in thousands of dollars)
(unaudited)
	2003	2002

		(Restated)
Cash flows provided by (used in) operating activities
Net income	$668	$737
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,721	2,508
Gain on disposition of equipment	(12)	(33)
Equity income in affiliated companies	(557)	(31)
Equity income in non-affiliated companies	(2,801)	(3,470)
Elimination of consolidated subsidiaries’ minority interests	2,735	1,934
Changes in assets and liabilities:
Rents and other receivables	(448)	(335)
Other assets	(504)	(437)
Due from affiliates	(169)	(191)
Accounts payable and accrued expenses	2,044	44
Deferred rental income	(27)	(18)
Deferred income taxes	502	-
Net cash provided by operating activities	3,152	708

Cash flows provided by (used in) investing activities
Proceeds from equipment dispositions	96	271
Restricted cash	1	-
Proceeds from assets held for sale	6,227	-
Cash distributions from affiliated companies	218	603
Purchase of PLM, net of cash acquired	-	(4,363)
Costs capitalized to real estate held for development	(153)	(466)
Net cash provided by (used in) investing activities	6,389	(3,955)

Cash flows provided by (used in) financing activities
Proceeds from indebtedness and other obligations to affiliates	335	212
Principal payments on indebtedness	(1,362)	-
Distributions to minority shareholders	(237)	-
Principal payments on indebtedness and other obligations to affiliates	(5,427)	(1,482)

Net cash used in financing activities	(6,691)	(1,270)

Net increase (decrease) in cash and cash equivalents	2,850	(4,517)
Cash and cash equivalents at beginning of period	11,997	19,954

Cash and cash equivalents at end of period	$14,847	$15,437

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

The financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission ("SEC") and are unaudited. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report to shareholders may be omitted from interim financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2002 Annual Report (Form 10-KSB) of Semele Group Inc. and subsidiaries ("Semele" or the "Company") on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2002 Annual Report in Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company’s financial position at March 31, 2003 and December 31, 2002, results of operations for the three month periods ended March 31, 2003 and 2002, changes in stockholders’ deficit for the three months ended March 31, 2003 and statement of cash flows for the three months ended March 31, 2003 and 2002 have been made and are reflected.

Certain amounts previously reported have been reclassified to conform to the March 31, 2003 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholders' deficit, or net income.

NOTE 2- RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In 1999 and 2000, the Company acquired Equis II Corporation ("Equis II") and the Special Beneficiary Interests ("SB Interests") in four Delaware trusts (AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C and AFG Investment Trust D), (collectively the "Trusts"). These acquisitions were originally accounted for as a combination of entities under common control in a manner similar to a pooling of interests, which the Company believed appropriate at the time. In 2003, the Company determined the companies were not under common control and therefore these acquisitions should have been accounted for using the purchase method of accounting and that their financial statements should be restated. The principal effects of this accounting were to increase consolidated net assets and to decrease net income for the associated amortization of tangible assets and goodwill.

In addition to the accounting for the acquisitions of Equis II and the SB Interests, the Company has restated these financial statements for its interest in Mountain Springs and Mountain Resort (See Note 6). The Company determined that the amounts recorded as its share of equity income (loss) on its interest in Mountain Springs and Mountain Resort (classified as "Equity Income (Loss) in Non-Affiliated Companies" in the accompanying consolidated statements of operations) for the three months ended March 31, 2002 were incorrect. The Company should have recorded additional equity income on these investments. The consolidated financial information for the three months ended March 31, 2002 has been restated to include the additional equity income for these investments.

A summary of the effects of the restatement on the Company’s March 31, 2002 stockholder’s deficit and statement of operations for the three months ended March 31, 2002 is summarized as follows (in thousands of dollars, except per share amounts):
	As of and for the Three Months Ended March 31, 2002

	(Restated)	(As previously reported)	Difference

Stockholders' deficit	$(6,187)	$(17,267)	$11,080
Net income	$737	$881	$144
Earnings per share	$0.36	$0.42	$0.06

Depreciation and amortization	$2,508	$2,320	$188
Gain on the disposition of equipment	33	54	21
Interest on indebtedness and other obligations - affiliates	356	472	(116)
Equity income in non-affiliated companies	3,470	2,790	(680)
Elimination of consolidated subsidiaries’ minority interests	1,934	1,203	731

Total adjustment to 2002 net income			$144

NOTE 3 – EQUIPMENT HELD FOR SALE

MILPI Holdings LLC ("MILPI") arranged for the lease or purchase of up to 1,050 pressurized tank railcars with a delivery date between 2002 and 2004. MILPI anticipates that 735 of these railcars will be leased by Rail I Investors, as later defined. The remaining 315 railcars, at a cost of approximately $23.0 million, will be purchased by MILPI or one of the EGF Programs, as later defined. As of September 30, 2003, approximately 66% of these railcars have been purchased by PLM Financial Services Inc. ("FSI"), a wholly-owned subsidiary of MILPI, or one of the EGF Programs for approximately $15.0 million   The remaining 34% of these railcars will be purchased by FSI or the EGF Programs in 2004. As of December 31, 2002, MILPI owned $6.2 million in railcar equipment purchased under this commitment which was sold to an affiliated entity in the first quarter of 2003. (See Notes 7 and 11).

NOTE 4 – REAL ESTATE HELD FOR DEVELOPMENT

The Company owns, both directly and indirectly, 274 acres of undeveloped land north of Malibu, California in a development company called "Rancho Malibu" or the "Malibu property". Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space.

In the first quarter of 2003, Semele transferred its interest in Rancho Malibu to RMLP, Inc., a wholly-owned subsidiary of MILPI, for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15.4%) interest in RMLP, Inc., which resulted in a loss of approximately $2.0 million. Because the property was transferred to a wholly-owned subsidiary of MILPI, the $2.5 million promissory note, related accrued interest and loss on the transfer of property to RMLP, Inc. have been eliminated in consolidation.

NOTE 5 – INTERESTS IN AFFILIATED COMPANIES

The Company has interests in the following affiliates as of March 31, 2003 and December 31, 2002, respectively (in thousands of dollars):

	March 31, 2003	December 31, 2002

Interests in liquidating partnerships	$300	$322
Interest in liquidating trusts	271	-
Interest in EGF Programs	19,451	19,361

Total	$20,022	$19,683

The Company has recorded equity income (loss) in its interest in affiliated companies for the three months ended March 31, 2003 and 2002, respectively (in thousands of dollars):
	March 31, 2003	March 31, 2002

		(Restated)
Liquidating partnerships	$(22)	$(24)
Liquidating trusts	271	-
EGF Programs	308	55

Total	$557	$31

Equity Interests in Liquidating Partnerships

Through its wholly-owned subsidiary Ariston Corporation ("Ariston"), the Company had an ownership interest in eleven limited partnerships engaged primarily in the equipment leasing business. Ariston’s percentage ownership for each investment varies from less than 1% to 16%. The partnerships were controlled by Equis Financial Group LP ("EFG"), a non-consolidated affiliated entity controlled by Mr. Engle, the Company’s Chairman and Chief Executive Officer.

The Company’s ownership interest in three of the eleven partnerships enabled the Company to influence but not control operating financial decisions of the investee. Accordingly, the Company accounted for these investments under the equity method of accounting. The remaining investments were accounted for under the cost method of accounting.

On July 18, 2002, the eleven partnerships adopted formal plans of liquidation and transferred their assets and liabilities to eleven respective liquidating partnership trusts ("Liquidating Partnerships"). The summarized combined financial results for the Company’s equity investments in the Liquidating Partnerships accounted for under the equity method, for the three months ended March 31, 2002 is summarized below (in thousands of dollars):
For the Three Months Ended March 31, 2002

Total revenues	$802
Total expenses	(1,084)
Net loss	$(282)

The summarized combined financial information for the Company’s equity investments in the Liquidating Partnerships as of and for the three months ended March 31, 2003 is summarized below, which is accounted for under the liquidation basis of accounting, which approximates fair value (in thousands of dollars):

Net assets in liquidation at December 31, 2002	$3,527
Net loss	(770)

Net assets in liquidation at March 31, 2003	$2,757

Through March 31, 2003, the Company has received a total of $2.2 million in distributions from the Liquidating Partnerships.

Equity Interests in Liquidating Trusts

In the fourth quarter of 2002, AFG Investment Trust A and AFG Investment Trust B each adopted a formal plan of liquidation and transferred their respective net assets to separate liquidating Trusts, AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust ("Liquidating trusts"). The Company owns a pro rata beneficial interest in the Liquidating Trusts associated with its Class B Interest, SB Interest and Managing Trustee interest in each of the two trusts. The Company accounts for its investments in the Liquidating Trusts under the equity method of accounting. As of March 31, 2003, no distributions have been received from the Liquidating Trusts.

Prior to adopting the plans of liquidation, the Company consolidated the two trusts’ balance sheets and statements of operations. The statement of operations for AFG Investment Trust A and B is consolidated into the Company’s March 31, 2002 financial statements since the entities were controlled throughout fiscal 2002.

The combined financial information for the Liquidating Trusts as of and for the three months ended March 31, 2003 is summarized below, which is accounted for under the liquidation basis of accounting, which approximates fair value (in thousands of dollars):

Net assets in liquidation at December 31, 2002	$10,486
Net income	807

Net assets in liquidation at March 31, 2003	$11,293

In the second quarter of 2003, the Company, through MILPI, purchased the existing minority interest in MILPI owned by the Liquidating Trusts for $5.4 million, which is held by MILPI in treasury stock. The acquisition was financed through MILPI’s existing cash reserves and cash flows generated from the sale of railcars. Prior to the acquisition, MILPI was owned as follows: AFG Investment Trust A Liquidating Trust 8%; AFG Investment Trust B Liquidating Trust 17%; AFG Investment Trust C 37.5% and AFG Investment Trust D 37.5%. Subsequent to the acquisition, AFG Investment Trust C and AFG Investment Trust D, which are consolidated into the Company’s financial statements, collectively own 100% of MILPI with each trust owning 50%.

Equity Interests in Equipment Growth Funds

MILPI has an equity interest ranging from 1% to 15% in several equipment leasing programs (PLM Equipment Growth Funds V and VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I LLC and PLM Equipment Growth Fund I, II, III and IV Liquidating Trusts) called the Equipment Growth Funds ("EGF Programs"). The Company recognizes income from these interests as equity income in affiliated companies and is recognized as earned by the programs. FSI is the general partner or manager in the EGF Programs. The Company received $0.2 million and $0.6 million in cash distributions from the EGF Programs during the three months ended March 31, 2003 and 2002.

The summarized combined financial data for the EGF Programs, excluding PLM Equipment Growth Fund III for the three months ended March 31, 2003 which is discussed below, for the three months ended March 31, 2003 and 2002 is as follows (in thousands of dollars):

	2003	2002

Total revenues	$17,228	$20,413
Total expenses	(13,360)	(16,492)

Net income	$3,868	$3,921

On December 31, 2002, PLM Equipment Growth Fund III Liquidating Trust was established and all of the assets and liabilities of PLM Equipment Growth Fund III were transferred to the PLM Equipment Growth Fund III Liquidating Trust. The summarized financial information for PLM Equipment Growth Fund III Liquidating Trust as of and for the three months ended March 31, 2003 is summarized below. The entity is accounted for under the liquidation basis of accounting which approximates fair value (in thousands of dollars):

For the Three Months Ended March 31, 2003

Net assets at December 31, 2002	$2,784
Net increase in liquidation value	135
Net assets in liquidation at March 31, 2003	$2,919

On September 30, 2003, three of the EGF Programs adopted formal plans of liquidation and transferred their assets to three separate liquidating trusts. As of September 30, 2003, a total of four EGF Programs were in their active liquidation phase.

NOTE 6 – INTERESTS IN NON-AFFILIATED COMPANIES

The Company has equity interests in the following non-affiliated companies (in thousands of dollars):

	March 31, 2003	December 31, 2002

Interest in Mountain Resort Holdings LLC and Mountain Springs Resort LLC	$ 8,453	$ 5,576
Interest in EFG/Kettle Development LLC	7,187	7,263
Other	466	466

Total	$16,106	$13,305

The Company recorded equity income (loss) in its interest in non-affiliated companies for the three months ended March 31, 2003 and 2002, respectively (in thousands of dollars):

	March 31, 2003	March 31, 2002

		(Restated)
Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC	$ 2,877	$ 3,672
EFG/Kettle Development, LLC	(76)	(202)

Net Income	$2,801	$3,470

Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC

Semele owns 100% of the Class B membership interests in EFG Kirkwood LLC ("EFG Kirkwood"), a wholly-owned subsidiary of the Company. The AFG Investment Trusts C and D and the Liquidating Trusts collectively own 100% of the Class A membership interests of EFG Kirkwood. EFG Kirkwood is a member in two joint ventures: a 38% interest in Mountain Resort Holdings LLC ("Mountain Resort") and a 33%-50% interest in Mountain Springs Resorts LLC ("Mountain Springs").

Mountain Resort is primarily a ski and mountain recreation resort located in California. Mountain Springs has majority ownership in DCS/Purgatory LLC ("Purgatory"), a ski resort located in Colorado. The Company’s ownership interests in Mountain Resort and Mountain Springs are accounted for using the equity method of accounting. No distributions were received from these investments during the three months ended March 31, 2003 and 2002.

On August 1, 2001, EFG Kirkwood entered into a guarantee agreement whereby EFG Kirkwood guarantees the payment obligations under a revolving line of credit between Mountain Springs and a third party lender. Another investor in the ski resort also separately guarantees the payment obligation under the line of credit. The amount of the guarantee is equal to the outstanding balance of the line of credit, which cannot exceed the principal balance of $3.5 million. The revolving line of credit is scheduled to mature in October 2004. The Company’s guarantee would require payment only in the event of default on the line of credit by Purgatory in an amount equal to amounts advanced less any amounts recovered by the other guarantor on the line. As of March 31, 2003, there were no amounts outstanding on the line of credit.

The table below provides comparative summarized statement of operations data for Mountain Resort and Mountain Springs for the three months ended March 31, 2003 and 2002. The operating companies have a fiscal year end of April 30 th , which is different from the Company‘s fiscal year (in thousands dollars).

                <BTB>
	March 31,	March 31,
	2003	2002

Mountain Resort
Total revenues	$16,508	$16,405
Total expenses	(11,194)	(11,211)

Net income	$5,314	$5,194

Mountain Springs
Total revenues	$8,841	$9,403
Total expenses	(6,397)	(6,109)

Net income	$2,444	$3,294

Interest in EFG/Kettle Development LLC- Residential Community

The Company has an indirect ownership interest in EFG/Kettle Development LLC, which is owned 100% by AFG Investment Trusts C and D, collectively. EFG/Kettle Development LLC’s subsidiaries have a 49.9% limited partner ownership interest in an entity named Kettle Valley Development Limited Partnership ("KVD LP"). An unaffiliated third party owns the remaining 50.1% of KVD LP. The Company also has a 100% controlling and ownership interest in Kelowna Projects, Inc., which is the sole general partner, with a .01% ownership interest, of KVD LP.

KVD LP owns a real estate development in Kelowna, British Columbia Canada, called Kettle Valley. Kettle Valley is comprised of approximately 270 acres of land zoned for 1,120 residential units in addition to commercial space.

In accordance with the ownership agreements, decisions require unanimous consent by both the limited partners and the general partner and each owner has the ability to veto a proposal by the other partner. The Company accounts for its ownership interest in KVD LP using the equity method of accounting. The Company received no distributions during either of the three months ended March 31, 2003 or 2002.

The table below provides KVD LP’s summarized consolidated statements of operations data for the three months ended March 31, 2003 and 2002 (in thousands of dollars):

	March 31, 2003	March 31, 2002

Total revenues	$530	$620
Total expenses	(684)	(855)

Net loss	$(154)	$(235)

NOTE 7 – CONTINGENT LIABILITIES

Investment Company Act of 1940

The SEC staff informed the Company that it believes the Trusts may be unregistered investment companies within the meaning of the Act. The Company, after consulting with counsel, does not believe that they are unregistered investment companies. However, it is possible that one or more of the Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. Two of the Trusts agreed to liquidate their assets in order to resolve the matter with the SEC staff. Accordingly, in December 2002, AFG Investment Trust A and AFG Investment Trust B adopted respective Plans of Liquidation and Dissolution. The assets of each of the trusts were transferred to respective Liquidating Trusts with an independent third party as the trustee. Upon consummation of the sale of their assets, these trusts will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of their Trust Agreements. If necessary, AFG Investment Trust C and AFG Investment Trust D intend to avoid being deemed investment companies by means that may include disposing assets that they might not otherwise dispose of.

Guaranteed Obligations

As of March 31, 2003 and 2002, MILPI had guaranteed certain obligations up to $0.4 million of a Canadian railcar repair facility, in which PLM had a 10% ownership interest. This obligation was accrued at March 31, 2003 and 2002 and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Commitment to Purchase and Lease Railcars

As further discussed in Note 3, MILPI arranged for the lease or purchase of pressurized tank railcars with a total value of approximately $76.0 million. As of September 30, 2003, the remaining balance of railcars required to be purchased and leased under the agreement are $7.4 million and 415 railcars, respectively. The Company estimates that these remaining railcars will be purchased and leased during the remainder of fiscal 2003 and 2004.

Lease Agreements

PLM has entered into operating leases for office space. PLM’s total net rent expense was $0.1 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Future payments under lease agreements are $0.2 million for the remainder of 2003, $0.2 million in 2004, $0.1 million in 2005 and $0 thereafter.

Future receipts under a non-cancelable sublease are as follows: $43,000 for the remainder of 2003 and $24,000 in 2004.

NOTE 8 – RELATED PARTY TRANSACTIONS

Fees and expenses paid to affiliates

Fees and expenses paid to affiliates for the three months ended March 31, 2003 and 2002, respectively. are as follows (in thousands of dollars):
	March 31, 2003	March 31, 2002

Equipment management fees	$90	$192
Administrative charges	76	337

Total	$166	$529

EFG is compensated for its services to the Trusts. Such services include all aspects of acquisition, management and disposition of equipment. Administrative charges represent amounts charged by EFG to the Trusts, pursuant to Section 10.4(c) of the Trust Agreements, for persons employed by EFG who are engaged in providing administrative services to the Trusts.

Due From Affiliates

Amounts due from affiliates are summarized below (in thousands of dollars):

	March 31, 2003	December 31, 2002

Loan obligations due from Mr. Engle and Mr. Coyne	$2,937	$2,937
Interest receivable on loan obligations due from Mr. Engle and Mr. Coyne	846	780
Management fees receivable from PLM Equipment Growth Funds	769	670
Rents receivable from EFG escrow (1)	124	120

Total	$4,676	$4,507

(1) All rents and proceeds from the disposition of equipment by the Company are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis. These amounts were paid to the Company in April 2003 and January 2003, respectively.

Indebtedness and Other Obligations to Affiliates

A summary of the Company’s indebtedness and other obligations to affiliates appears below (in thousands of dollars):

	March 31, 2003	December 31, 2002

Principal balance of indebtedness to affiliates	$24,358	$28,774
Accrued interest due to affiliates	3,375	4,055
Other (1)	181	178

Total	$27,914	$33,007

(1) Consists primarily of amounts due to EFG for management fees and administrative services.

Principal Balance of Indebtedness to Affiliates

The principal balance of the Company’s indebtedness to affiliates at March 31, 2003 and December 31, 2002 consists of the obligations listed below (in thousands of dollars):

. . . . . .	. . Balance at March 31, 2003	Due within one year, adjusted for amendments to extend payments, or on demand after March 31, 2003	Balance at December 31, 2002 .

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation, 7% annual interest; maturing in Jan. 2005. (1) (3)	$ 8,625	$ --	$ 8,625
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7% annual interest; maturing in Jan. 2005. (1) (3)	4,377	--	4,377

Sub-total	$ 13,002	$ --	$ 13,002

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation; 11.5% annual interest; due on demand. (1) (2)	687	687	687
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 11.5% annual interest; due on demand. (1) (2)	349	349	349

Sub-total	$ 1,036	$ 1,036	$ 1,036

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from purchase of Equis II Corporation, 7.5% annual interest; maturing on Aug. 8, 2007. (1) (2)	1,261	--	1,261
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7.5% annual interest; maturing on Aug. 8, 2007. (1) (2)	640	--	640

Sub-total	$ 1,901	$ --	$ 1,901

Note payable to EFG for purchase of Ariston Corporation; 7% annual interest; maturing in Jan. 2005. (4)	$ 8,419	--	$ 8,419
Non-recourse note payable to EFG for purchase of Special Beneficiary Interests; 7% annual interest; maturing on Nov. 18, 2009. (6)	$ --	--	$ --
Notes payable to affiliates for 1997 asset purchase; 10% annual interest; maturing on Apr. 1, 2003. (5)	$ -- .	--	$ 4,416

Total	$24,358	$1,036	$28,774

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
(3)    The notes to Mr. Engle (and related family trusts/corporation) become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a Director of the Company, except if he resigns voluntarily or is terminated for cause. Similarly, the notes to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a Director of the Company, except if he resigns voluntarily or is terminated for cause. As of March 31, 2003, approximately $6.0 million of the outstanding principal balance was due in October 2002 and January 2003. In addition, approximately $4.0 million of the outstanding principal was due in May 2003. Subsequent to March 31, 2003, the Company amended these debt agreements such that the principal payments were due in January 2005 (See Note 11).
(4)    In 1998, the Company issued a $10.5 million non-recourse purchase-money promissory note to EFG in conjunction with the acquisition of Ariston. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest prior to the maturity date only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston. As of March 31, 2003, the note was due to mature August 31, 2003 with recourse to the common stock of Ariston. Subsequent to March 31, 2003, the Company amended the note’s repayment schedule with the principal balance due in January 2005 (See Note 11). The table above has been adjusted to reflect this amendment. Cash distributions by Ariston require the consent of EFG until such time that the Company’s obligation to EFG under the note is paid.
(5)    In 1997, the Company borrowed $4.4 million from certain affiliates controlled by Mr. Engle, including $0.5 million from AFG Investment Trust A, a subsidiary. The notes were secured by the Company’s interest in Rancho Malibu. As discussed in note 4, Semele Group, Inc. transferred its interest in Rancho Malibu to a wholly-owned subsidiary of MILPI, RMLP, Inc. Semele Group, Inc.’s ownership interest was transferred in consideration for a $2.5 million promissory note, 182 shares (15.4% interest) in RMLP, Inc. and $5.5 million cash. Cash received from the transfer was used to pay the outstanding principal and interest due on the note.
(6)    The Company purchased the SB Interests in the Trusts for $9.7 million. The purchase was financed through a non-recourse note issued by the Company. The note is payable only to the extent that the Company receives dividends on its SB Interests from the Trusts. The note is accounted for as a contingent purchase price in accordance with Accounting Principles Board ("APB") No. 16. To date, $3.1 million of dividends have been made by the Trusts to the Company as the holder of the SB Interests. Therefore, $3.1 million of the $9.7 million has been recorded and paid leaving $6.6 million of contingent payments remaining on the note.

As of March 31, 2003, as adjusted for the amended note agreement discussed in Note 11, the annual maturities of the notes are scheduled to be paid as follows (in thousands of dollars):

March 31, 2004	$1,036
2005	21,421
2006	-
2007	-
2008	1,901

Total	$24,358

NOTE 9 – SEGMENT REPORTING

At March 31, 2003, the Company was engaged in three operating segments: 1) equipment leasing 2) equipment management and 3) real estate ownership, development and management. The equipment leasing segment includes acquiring and leasing to third parties a portfolio of capital equipment. The equipment management segment includes the Company’s interest in MILPI’s EGF Programs and a portfolio of railcars. The real estate operating segment includes the Company’s ownership interest in Rancho Malibu, AFG International, Mountain Springs, Mountain Resorts, Kettle Valley and other miscellaneous minority interest investments.

The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

During the fourth quarter of 2002, the Company increased its number of reportable segments to include the equipment management segment. Previously, the Company reported on two operating segments: Equipment leasing and real estate. Equipment management was previously included in the equipment leasing segment. Segment information for the three months ended March 31, 2002 has been revised to reflect the additional operating segment.

Segment information for the three months ended March 31, 2003 and 2002 is summarized below (in thousands of dollars):

	March 31, 2003	March 31, 2002

Revenues:		(Restated)
Equipment Leasing	$ 2,876	$ 3,095
Equipment Management	2,113	1,686
Real Estate	269	351

Total	5,258	5,132
Operating Expenses and Fees and Expenses - Affiliate:
Equipment Leasing	914	703
Equipment Management	832	816
Real Estate	30	63

Total	1,776	1,582
Interest Expense and Interest Expense- Affiliate:
Equipment Leasing	1,042	1,360
Equipment Management	-	-
Real Estate	192	248

Total	1,234	1,608
Depreciation and Amortization:
Equipment Leasing	1,621	2,344
Equipment Management	10	70
Real Estate	90	94

Total	1,721	2,508

Total Expenses	4,731	5,698

Income (Loss) before Equity Income (Loss), Income Taxes and Minority Interest:
Equipment Leasing	(701)	(1,312)
Equipment Management	1,271	800
Real Estate	(43)	(54)

Total	527	(566)
Equity Interests Income (Loss):
Equipment Leasing	(22)	(24)
Equipment Management	308	55
Real Estate	3,072	3,470

Total	3,358	3,501

Provision for Income Taxes: Equipment Management	(482)	(264)
Elimination of Minority Interests	(2,735)	(1,934)

Net Income	$668	$737

The table below sets forth total assets organized by operating segment as of March 31, 2003 and December 31, 2002 (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Equipment Leasing	$48,645	$50,036
Equipment Management	42,253	44,400
Real Estate	43,685	40,912

Total assets	$134,583	$135,348

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2001, the rule making body of the American Institute of Certified Public Accountants ("AICPA") issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" (the, Proposed Statement"). This group, referred to as AICPA Accounting Standards Executive Committee ("AcSEC"), recently decided that it will no longer issue accounting guidance and planned to transition the majority of its projects to the Financial Accounting Standards Board ("FASB"). However, the FASB subsequently requested that AcSEC address certain portions of the Proposed Statement in smaller scope projects. The FASB expressed their concern that the project would not be completed timely by AcSEC or the FASB, if the scope of the project was not reduced. On September 9, 2003, AcSEC voted to approve the proposed statement and is expected to present it to the FASB for clearance in the first quarter of 2004.

If the existing Proposed Statement is issued, it would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life. The Company has not yet quantified the impact of adopting the Proposed Statement on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.   The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires a company to consolidate the variable interest entities financial statement with its own. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  In October 2003, the FASB issued a Final FASB Staff Position deferring the effective date of FIN 46 for all public entities until the first interim or annual period ending after December 15, 2003. As such, FIN 46 will be effective for the Company as of December 31, 2003. Based on the recent release of this interpretation, the Company has not completed its assessment as to whether or not the adoption of this interpretation will have a material impact on its financial statements.

The Company is currently evaluating several companies to determine if they meet the definition of a variable interest entity as defined in FIN 46. Such companies include the Liquidating Trusts, AFG Investment Trusts C and D, EGF Programs, EFG Kirkwood, Rancho Malibu, Mountain Springs and Mountain Resorts, Kettle Valley and the Liquidating Partnerships. As of March 31, 2003, the Company’s maximum exposure of equity investments which could be effected by FIN 46 is $43.7 million, which represents the carrying value of the Company’s investments.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires an issuer to classify certain instruments with specific characteristics described in it as liabilities (or as assets in some circumstances). Specially, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatory redeemable; financial instruments that embody an obligation to repurchase the issuer’s equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities.

In October 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS No. 150 to noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent's financial statements under SFAS No. 150 (e.g., noncontrolling interests in limited-life subsidiaries).  The FASB decided to defer the application of SFAS No. 150 to these noncontrolling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these noncontrolling interests.

NOTE 11 – SUBSEQUENT EVENTS

In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. The third party investor contributed approximately $2.0 million to Rancho Malibu and is the development general partner. As a result of the transaction, the Company’s ownership interest in Rancho Malibu decreased to 52%.

Subsequent to March 31, 2003, the Company purchased an additional $14.5 million of railcars (See Note 7). Approximately $1.5 million of the railcars purchased subsequent to March 31, 2003 have been sold to affiliated entities at cost, which approximates fair value. The majority of the remaining $13.0 million railcars purchased subsequent to year end have either been sold or are under lease by MILPI to third parties.

The Company is a participant in a $10.0 million warehouse facility. Subsequent to March 31, 2003, the Company amended the warehouse facility to extend the expiration date to December 31, 2003.

At March 31, 2003, the Company had approximately $6.0 million of related party indebtedness outstanding, which was due in October 2002 and January 2003 (See Note 8). In addition, as of March 31, 2003, approximately $12.0 million in related party indebtedness was due before December 31, 2003. Subsequent to March 31, 2003, the Company amended these debt agreements to defer maturity of these principal payments until 2005.

The SEC commenced an informal inquiry in June 2003 to determine if there have been violations of the federal securities laws. The SEC, among other things, asked the Company to voluntarily provide information and documents relating to any possible or proposed restatements of the Company’s financial statements. The Company has provided the information and documents requested. The Company is cooperating fully with the SEC informal inquiry. In prior comment letters, the SEC requested information and support for its historical position related to the Company’s accounting treatment associated with the acquisition of Equis II and the SB Interests in the Trusts. In fiscal 2000, the Company treated these acquisitions as a combination of entities under common control accounted for in a manner similar to a pooling of interests. The Company responded to the SEC staff’s comments by providing additional information and support for its accounting treatment. After further investigation, the Company determined that that its original accounting treatment was incorrect. Accordingly, the Company has restated its 2001 financial statements in its 2002 Form 10-KSB.

Subsequent to March 31, 2003, the Company received a proposal from Mr. Engle and Mr. Coyne, respectively Semele’s CEO and President, who together with their affiliates were the beneficial owners of approximately 58% of the outstanding Semele common stock at the date of the proposal, for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by the Company’s management for $1.20 per share. See revised proposal received by the Company in November 2003 discussed below.

On August 29, 2003, Mr. Engle and Mr. Coyne purchased a total of 198,700 shares of the Company’s outstanding common stock for $1.20 per share. The 198,700 shares of common stock were owned by the Liquidating Partnerships and AFG Investment Trust A Liquidating Trust. Subsequent to this transaction, Mr. Engle and Mr, Coyne together with their affiliates are the beneficial owners of approximately 67% of the outstanding common stock.

On September 30, 2003, three of the EGF Programs adopted formal plans of liquidation and transferred their assets to three respective liquidating trusts. As of September 30, 2003, a total of four EGF Programs are currently in their active liquidation phase.

In October 2003, the Company offered to the trustee of the Liquidating Trusts to accept the EFG Kirkwood interests owned by the Liquidating Trusts, valued at a liquidation value of $1.3 million, as a distribution-in-kind, in lieu of cash distributions. The trustee has indicated to the Company that it will accept the offer contingent upon the receipt of the appropriate documentation. The Company anticipates that the distribution-in-kind will be received prior to December 31, 2003.

In the second quarter of 2003, the Company, through MILPI, purchased the existing minority interest in MILPI owned by the Liquidating Trusts for $5.4 million, which is held by MILPI in treasury stock. The acquisition was financed through MILPI’s existing cash reserves and cash flows generated from the sale of railcars. Prior to the acquisition, MILPI was owned as follows: AFG Investment Trust A Liquidating Trust 8%; AFG Investment Trust B Liquidating Trust 17%; AFG Investment Trust C 37.5% and AFG Investment Trust D 37.5%. Subsequent to the acquisition, AFG Investment Trust C and AFG Investment Trust D, which are consolidated into the Company’s financial statements, collectively own 100% of MILPI with each trust owning 50%.

In November 2003, Semele received a revised proposal from Mr. Gary Engle and Mr. James Coyne, respectively Semele’s CEO and President ("Management"), for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by Management. The revised proposal supercedes their previous offer made on May 5, 2003 discussed above. The revised proposal is an offer from Management to make a voluntary tender offer at $1.20 per share for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by Management after the Company has completed a 1 for 1000 reverse stock split in which stockholders owning fewer than 1,000 shares will receive $1.20 per share for their shares.

Item 2. Management’s Discussion of Analysis of Financial Condition and Results of Operations

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In 1999 and 2000, the Semele Group, Inc. ("Semele" or the "Company") acquired Equis II Corporation ("Equis II") and the Special Beneficiary Interests ("SB Interests") in four Delaware trusts (AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C and AFG Investment Trust D), (collectively the "Trusts"). These acquisitions were originally accounted for as a combination of entities under common control in a manner similar to a pooling of interests which the Company believed appropriate at the time. In 2003, the Company determined the companies were not under common control and therefore these acquisitions should have been accounted for using the purchase method of accounting and that their financial statements should be restated. The principal effects of this accounting were to increase consolidated net assets and to decrease net income for the associated amortization of tangible assets and goodwill.

In addition to the accounting for the acquisitions of Equis II and the SB Interests, the Company has restated these financial statements for its interest in Mountain Springs and Mountain Resort. The Company determined that the amounts recorded as its share of equity income (loss) on its interest in Mountain Springs and Mountain Resort (classified as "Equity Income (Loss) in Non-Affiliated Companies" in the accompanying consolidated statements of operations) for the three months ended March 31, 2002 were incorrect. The Company should have recorded additional equity income on these investments. The consolidated financial information for the three months ended March 31, 2002 has been restated to include the additional equity income for these investments.

A summary of the effects of the restatement on the Company’s 2002 stockholder’s deficit and statement of operations for the three months ended March 31, 2002 is summarized as follows (in thousands of dollars, except per share amounts):

	As of and for the Three Months Ended March 31, 2002

	(Restated)	(As previously reported)	Difference

Stockholders' deficit	$ (6,187)	$ (17,267)	$ 11,080
Net income	$737	$881	$144
Earnings per share	$0.36	$0.42	$0.06

Depreciation and amortization	$2,508	$2,320	$188
Gain on the disposition of equipment	33	54	21
Interest on indebtedness and other obligations - affiliates	356	472	(116)
Equity income in affiliated companies	3,470	2,790	(680)
Elimination of consolidated subsidiaries’ minority interests	1,934	1,203	731

Total adjustment to 2002 net income			$144

FORWARD-LOOKING INFORMATION

Certain statements in this annual report of the Company that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Company's contracted rents, the realization of residual proceeds for the Company's equipment, the performance of the Company's non-equipment assets, and future economic conditions.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the Company reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation and impairment of long-lived assets. These estimates are based on the Company’s historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes, however, that the estimates, including those for the above-listed items, are reasonable.

The Company believes the following critical accounting policies involve the most complex, difficult and subjective judgments and estimates used in the preparation of these financial statements:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries, all entities in which the Company has a direct or indirect controlling interest. The Company defines control as the ability of an entity or person to direct the policies and management that guide the ongoing activities of another entity so as to increase its benefits and limit its losses from that other entity’s activities without the assistance of others in accordance with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority Owned Subsidiaries".

The Company’s subsidiaries’ managerial, operational and financial agreements are highly diverse and complex which is critical in the consolidation of its assets and liabilities. The presentation of the financial statements herein would be significantly different if management accounted for its subsidiaries under the equity or cost method of accounting. All material intercompany transactions have been eliminated in consolidation. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method of accounting. All other investments are accounted for using the cost method of accounting.

Equity Investments

The Company’s equity investments include an interest in the Liquidating Partnerships, AFG Investment Trusts A and B Liquidating Trusts ("Liquidating Trusts"), EGF Programs, Mountain Springs Resort LLC ("Mountain Springs") and Mountain Resort Holdings, LLC ("Mountain Resort"), EFG/Kettle Development LLC ("Kettle Valley") and other miscellaneous investments. The Liquidating Partnerships are defined as the ownership interests that Ariston Corporation, a wholly owned subsidiary of the Company, had in eleven limited partnerships engaged primarily in the equipment leasing business. On July 18, 2002, the eleven partnerships adopted formal plans of liquidation and transferred their assets and liabilities to eleven respective liquidating partnership trusts. The EGF programs are defined as PLM Equipment Growth Funds V and VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and PLM Equipment Growth Fund I, II, III and IV Liquidating Trusts.

For accounting purposes, the Company considers affiliates to be person(s) and/or entities that directly, or indirectly through one or more intermediaries, manage or are managed by, or are under common management of or with, the Company. All other entities are considered to be non-affiliates.

Minority ownership equity securities that are not publicly traded are accounted for in accordance with Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock." If the Company’s ownership interest in the investment enables the Company to influence but not control the operating financial decisions of the investee, the investment is accounted for under the equity method of accounting. Otherwise, the investment is accounted for under the cost method of accounting. The equity method of accounting is discontinued when the investment is reduced to zero and does not provide for additional losses unless the Company has guaranteed obligations of the investee or is otherwise committed to provide further financial support to the investment.

Whenever circumstances indicate that a possible impairment of an equity investment exists and is other than temporary, the Company evaluates the fair value of the asset compared to the asset’s carrying value. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset is determined based on a valuation model which includes the present value of the expected cash flows of the asset, current market prices and management’s industry knowledge.

Accounting policies of equity investments held by MILPI: MILPI Holdings LLC’s ("MILPI") assets are comprised primarily of equity investments in equipment leasing programs, cash and cash equivalents and equipment held for sale. MILPI’s primary business is the management of equipment leasing programs.

MILPI has an equity interest ranging from 1% to 15% in several equipment leasing programs (PLM Equipment Growth Funds V and VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I LLC and Equipment Growth Fund I, II, III and IV Liquidating Trusts) called the Equipment Growth Funds ("EGF Programs"). The Company recognizes income from these interests as equity income in affiliated companies and is recognized as earned by the programs.

The EGF Programs are accounted for under the equity method of accounting. The EGF Programs accrue for legally required repairs to equipment if it is the responsibility of the program, such as dry-docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved is based on the Company’s expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the EGF Programs estimated, the EGF Programs would incur additional repair and maintenance on equipment operating expenses. This would also impact the Company’s equity income (loss) in affiliated companies reported on its consolidated statements of operations.

The Company has chosen asset lives for the equipment in its equity investments that it believes correspond to the economic life of the related asset. The Company has chosen a depreciation method that it believes matches the benefit to the managed programs from the asset with the associated costs. These judgments have been made based on the Company’s expertise in each equipment segment that the managed programs operate. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the managed programs, the managed programs would be required to record a loss on revaluation. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the managed programs may record a gain on disposition upon final disposition of the asset. In either instance, this would impact the amount of the Company’s equity income in affiliated companies reported on its consolidated statement of operations.

MILPI’s managed programs maintain allowances for doubtful accounts and other receivables for estimated losses resulting from the inability of the customers to make the required payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the managed programs were to change, this would impact the amount of the management fee revenue and equity interests earned by the Company.

Goodwill

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. The discontinuance of goodwill amortization was effective upon adoption of SFAS No. 142. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer be amortized but instead will be measured for impairment at least annually, or when events indicated that an impairment is necessary. Goodwill is calculated as the excess of the aggregate purchase price over the fair market value of identifiable net assets acquired. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test as of the date of adoption. The Company completed the goodwill impairment analysis as of January 1, 2002. There was no impact on the Company’s consolidated financial statements as a result of the transitional analysis.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance for the recognition, presentation and disclosure of revenue in financial statements.

The Company earns rental income from a portfolio of equipment held for lease and from two leased buildings. Rents are due monthly or quarterly and are earned based on the passage of time. Substantially all of the Company’s leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Rents received prior to their due dates are deferred. Deferred rental income was $0.5 million and $0.6 million at March 31, 2003 and December 31, 2002, respectively.

MILPI earns equipment acquisition and lease negotiation fees through the purchase and initial lease of equipment for investment programs and they are recognized as revenue when the Company completes all of the services required to earn the fees, typically when binding commitment agreements are signed. It also earns management fees for managing equipment portfolios and administering investor programs. The fees are generally based on the type and amount of lease revenue earned by the programs and are recognized over time as the fees are earned.

Depreciation

Buildings: Depreciation is computed using the straight-line method over the estimated useful life of the underlying assets, generally 40 years for buildings, with an estimated residual value of zero. Expenditures that improve or extend an asset’s life and that are significant in amount are capitalized and depreciated over the remaining useful life of the asset.

Equipment held for lease: The Company’s depreciation policy on equipment is intended to allocate the cost over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Company depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the end of the primary lease term on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Company continues to depreciate the remaining net book value of the asset to its residual on a straight-line basis over the asset's remaining economic life.

The Company periodically reviews its assets’ depreciation method, estimated useful life and estimated salvage value for reasonableness. If current estimates are significantly different from previous estimates, the assets’ depreciation method, estimated useful life and estimated salvage value are changed. The estimated residual value of leased assets is determined based on third party appraisals and valuations, as well as market information, offers for similar types of assets and overall industry expertise.

Impairment Of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which the Company adopted on January 1, 2002. In accordance with SFAS No. 144, the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable and exceed their fair value. Whenever circumstances indicate that an impairment may exist, the Company evaluates future cash flows of the asset to the carrying value. If projected undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded in the accompanying consolidated statements of operations as impairment of assets. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset requires several considerations, including but not limited to: an independent appraisal or valuation model which includes the present value of expected future cash flows of the asset, current market prices and management’s market knowledge.

The Company evaluates the fair value of significant equipment assets, such as aircraft, individually. All other assets are evaluated collectively by equipment type unless the Company learns of specific circumstances, such as a lessee default, technological obsolescence, or other market developments, which could affect the fair value of particular assets.

The evaluation of long-lived assets secured by non-recourse debt is determined based on a valuation model which includes the present value of expected future cash flows and the recoverable value. If the Company expects to return the asset to the lender, the recoverable value will not be less than the balance of the non-recourse debt.

New Accounting Pronouncements

In September 2001, the rule making body of the American Institute of Certified Public Accountants ("AICPA") issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" (the, Proposed Statement"). This group, referred to as AICPA Accounting Standards Executive Committee ("AcSEC"), recently decided that it will no longer issue accounting guidance and planned to transition the majority of its projects to the Financial Accounting Standards Board ("FASB") . However, the FASB subsequently requested that AcSEC address certain portions of the Proposed Statement in smaller scope projects. The FASB expressed their concern that the project would not be completed timely by AcSEC or the FASB, if the scope of the project was not reduced. On September 9, 2003, AcSEC voted to approve the proposed statement and is expected to present it to the FASB for clearance in the first quarter of 2004.

If the existing Proposed Statement is issued, it would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life. The Company has not yet quantified the impact of adopting the Proposed Statement on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.   The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2003, Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires a company to consolidate the variable interest entities financial statement with its own. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  In October 2003, the FASB issued a Final FASB Staff Position deferring the effective date of FIN 46 for all public entities until the first interim or annual period ending after December 15, 2003. As such, FIN 46 will be effective for the Company as of December 31, 2003. Based on the recent release of this interpretation, we have not completed our assessment as to whether or not the adoption of this interpretation will have a material impact on our financial statements.

The Company is currently evaluating several companies to determine if they meet the definition of a variable interest entity as defined in FIN 46. Such companies include the Liquidating Trusts, AFG Investment Trust C and D, EGF Programs, EFG Kirkwood, LLC, Rancho Malibu, Mountain Springs and Mountain Resort, Kettle Valley and the Company’s investments in Liquidating Partnerships. As of March 31, 2003, the Company’s maximum exposure of equity investments which could be effected by FIN 46 is $43.7 million, which represents the carrying value of the Company’s investments.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires an issuer to classify certain instruments with specific characteristics described in it as liabilities (or as assets in some circumstances). Specially, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer’s equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities.

In October 2003, the FASB voted deferred for an indefinite period the application of the guidance in SFAS No. 150 to noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent's financial statements under SFAS No. 150 (e.g., noncontrolling interests in limited-life subsidiaries).  The FASB decided to defer the application of SFAS No. 150 to these noncontrolling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these noncontrolling interests.

RESULTS OF OPERATIONS

At March 31, 2003, the Company was engaged in three operating segments: 1) equipment leasing 2) equipment management and 3) real estate ownership, development and management. The equipment leasing segment includes acquiring and leasing to third parties a portfolio of capital equipment. The equipment management segment includes the Company’s interest in MILPI’s EGF Programs. The real estate operating segment includes the Company’s ownership interest in Rancho Malibu, AFG International, Mountain Springs, Mountain Resorts, Kettle Valley and other miscellaneous minority interest investments.

The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

During the fourth quarter of 2002, the Company increased its number of reportable segments to include the equipment management segment. Previously, the Company reported on two operating segments: Equipment Leasing and Real Estate. Equipment management was previously included in the equipment leasing segment. Segment information for the three months ended March 31, 2002 has been revised to reflect the additional operating segment. (See Note 9 to the unaudited consolidated condensed financial statements.)

Equipment Leasing operations

A summary of the equipment leasing segment revenues for the three months ended March 31, 2003 and 2002 is summarized as follows (in thousands of dollars):

	March 31, 2003	March 31, 2002

		(Restated)
Lease revenue	$2,754	$2,924
Interest and investment income	42	21
Interest income- affiliates	66	58
Gain on disposition of equipment, net	12	33
Other revenue	2	59

Total revenues	$2,876	$3,095

Lease revenue: During the three months ended March 31, 2003 and 2002, the Company recognized lease revenue of $2.8 million and $2.9 million, respectively. Lease revenue represents rental revenue recognized from the leasing of the equipment owned by the Trusts and Rail I Investors I, LLC ("Rail I Investors"). Rail I Investors was formed in the fourth quarter of fiscal 2002 for the sole purpose of leasing equipment under an operating lease and re-leasing the equipment to unrelated third parties. The decrease in equipment leasing revenues is attributable to a $0.5 million decrease in the Trusts’ lease revenues due to lease terminations and the ongoing sale of equipment partially offset by a $0.4 million increase in lease revenue from Rail I Investors.

Operating expenses and fees and expenses - affiliate: Operating expenses and fees and expenses - affiliate were approximately $0.9 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively. The increase in operating costs and management fees- affiliate of $0.2 million is primarily due to $.4 million of operating expenses incurred by Rail I Investors in the first quarter of 2003, offset by a decrease of $0.2 million in the operating expenses of the Trusts. Rail I Investors lease expense is due to the growth in its railcar portfolio and operating expenses primarily consisted of lease expenses.

Fees and other costs paid to affiliates during the three months ended March 31, 2003 and 2002, which are included as operating expenses and fees and expenses - affiliate in the segment table above, are as follows (in thousands of dollars):
	March 31, 2003	March 31, 2002

		(Restated)
Equipment management fees	$ 90	$ 192
Administrative charges	76	337

Total	$166	$529

Equipment management fees and administrative charges paid to affiliates decreased due to the sale of assets during fiscal 2002 which reduced the management fees and administrative charges incurred.

Interest expense- affiliated and non-affiliated: Interest expense on affiliated and non-affiliated debt was $1.0 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively. Interest expense associated with equipment leasing consists of interest associated with corporate debt, equipment leasing debt and indebtedness to affiliates. Total interest expense decreased by $0.4 million for the three months ended March 31, 2003 compared to 2002 resulting from principal payments made during 2002 and 2003 which reduced the outstanding loan balances.

Depreciation and amortization: Depreciation and amortization expense was $1.6 million and $2.3 million for the three months ended March 31, 2003 and 2002, respectively. Depreciation and amortization is primarily comprised of depreciation of equipment on lease. Depreciation and amortization decreased by $0.7 million for the three months ended March 31, 2003 compared to 2002. The decrease is attributable to the disposition of equipment during 2002 and the first quarter of 2003. Depreciation and amortization in this segment is expected to continue to decline in the future as the Company’s equipment portfolio is sold and not replaced.

During 2002, the Company also evaluated its aircraft secured by non-recourse debt, in accordance with the Company’s policy for recording an impairment on long-lived assets. The recoverable value of the aircraft was determined based on management’s assumption that the asset would not be sold or re-leased. If the Company anticipated selling or re-leasing the asset, the recoverable value would have been significantly lower which would have resulted in an impairment.

Equity (loss) income in affiliated companies: Equity (loss) income for the equipment leasing segment consists of the Company’s minority ownership interests in eleven liquidating partnerships. The Company recognized a loss on its investment of $22,000 and $24,000 during the three months ended March 31, 2003 and 2002, respectively.

Equipment Management

A summary of the equipment management segment revenues for the three months ended March 31, 2003 and 2002 is summarized as follows (in thousands of dollars):

	March 31, 2003	March 31, 2002

		(Restated)
Lease revenue	$ 37	$ 67
Management and acquisition fee income- affiliates	1,737	1,266
Interest and investment income	60	76
Other revenues	279	277

Total revenues	$2,113	$1,686

Lease revenue: Lease revenue consists of rental revenues generated at MILPI from assets held for operating leases and assets held for sale that are on lease. Assets held for operating leases include commercial and industrial equipment. The decrease in lease revenue of $30,000 is attributable to the disposition of equipment that was not replaced.

Management and acquisition fee income- affiliates: The equipment management’s segment revenues are derived primarily from management and acquisition fees earned on lease revenues and negotiating asset acquisitions associated with the EGF Programs. The Company earned $1.7 million and $1.3 million in management and acquisition fee income from affiliates for the three months ended March 31, 2003 and 2002, respectively. The increase in management and acquisition fees of $0.4 million is attributable to the acquisition of several railcars which were negotiated by the Company. Management fee income from affiliates is expected to decline in the future as the EGF Programs reinvestment periods expire and the EGF Programs liquidate.

Operating expenses and fees and expenses - affiliate: Operating expenses and fees and expenses - affiliate were $0.8 million for both the three month periods ended March 31, 2003 and 2002, respectively. Operating expenses consist of salary, office rent, insurance, professional fees and other costs.

Depreciation and amortization: Depreciation and amortization was $10,000 and $70,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in depreciation and amortization expense is attributable to a decrease in depreciation expense associated with the sale of MILPI’s commercial and industrial equipment.

Equity income in affiliated companies: Equity income in affiliated companies for the equipment management segment consists of the Company’s minority ownership interest in the EGF Programs. The Company recognized $0.3 million and $0.1 million of equity income during the three months ended March 31, 2003 and 2002, respectively. Equity income increased by $0.3 million due to the sale of assets that resulted in income in the EGF Programs in 2003.

Real estate operations

A summary of the real estate segment revenues for the three months ended March 31, 2003 and 2002 is summarized as follows (in thousands of dollars):

	March 31, 2003	March 31, 2002

		(Restated)
Lease revenue	$ 260	$ 293
Management and acquisition fee income- affiliates	6	58
Other revenues	3	-

Total revenues	$269	$351

Lease revenue. During the three months ended March 31, 2003 and 2002, the Company recognized lease revenue of $0.3 million from real estate operations. Lease revenue from real estate operations is earned from its ownership interest in two buildings, one located in Washington, DC and one in Sydney, Australia.

Management and acquisition fee income- affiliates: Kelowna Valley Projects, Inc. is a wholly-owned subsidiary of Semele Group Inc. and is the sole general partner to Kettle Valley Limited Partnership ("KVD LP"), with a .01% ownership interest in the partnership. Per the KVD LP partnership agreement, Kelowna Valley Projects, Inc. receives a 1.5% management fee on the sales price of lot sales at the development in KVD LP. During the three months ended March 31, 2003 and 2002, the Company recorded $6,000 and $0.1 million, respectively, in management fees revenue associated with total lot sales. Kelowna Valley Projects, Inc. has no other operations other than its ownership interest in the partnership.

Operating expenses and fees and expenses - affiliate: Operating expenses were $30,000 and $0.1 million for the three months ended March 31, 2003 and 2002, respectively. Operating expenses consist primarily of general and administrative expenses, which include salary, management fees and office related expenses resulting from the Company’s ownership of two buildings, one located in Washington, DC and one in Sydney, Australia. Operating expenses decreased by $33,000 due to a decrease in the level of professional services incurred during the three months ended March 31, 2003 compared to the same period of 2002.

Interest expense and interest expense- affiliates: Interest expense and interest expense- affiliates consists of interest on the Company’s $5.6 million note to an unrelated third party and an $8.4 million promissory note due to an affiliated entity to acquire Ariston Corporation. Third party debt was acquired to finance the acquisition of the Company’s building located in Washington D.C. Interest expense was $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

Depreciation and amortization expense: Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2003 and 2002. Depreciation expense is attributable to the depreciation of the two buildings owned by the Company, which are discussed above, and amortization of debt costs. The Company also owns 274 acres of undeveloped land near the Malibu California, called Rancho Malibu. There was no depreciation recognized on Rancho Malibu as it remains under development at March 31, 2003.

Equity income (loss) in affiliated and non-affiliated companies: Equity income (loss) in affiliated and non-affiliated companies for the real estate segment consists of the Company’s minority interest in three real estate companies and its interest in two liquidating trusts:

Mountain Resort Holdings LLC ("Mountain Resort")
Mountain Springs Resort LLC ("Mountain Springs")
EFG/Kettle Valley Development LLC ("Kettle Valley")
AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust ("Liquidating Trusts")

The Company recorded equity income (loss) in its interest in affiliated and non-affiliated companies for the three months ended March 31, 2003 and 2002, respectively (in thousands of dollars):

	March 31, 2003	March 31, 2002

		(Restated)
Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC	$ 2,877	$ 3,672
EFG Kettle Development, LLC	(76)	(202)
Investment in Liquidating Trusts	271	-

Total	3,072	3,470

The Company, through its 100% ownership of EFG Kirkwood, has equity interests in Mountain Resort and Mountain Springs, ski resorts located in Kirkwood, California and Durango, Colorado, respectively.

The Company recorded income from its equity investment in Mountain Springs and Mountain Resort of $2.9 million and $3.7 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in equity income is attributable to a decrease in the operating revenues of the ski resorts primarily due to a decline in the tourism industry.

Mountain Springs: During the three months ended March 31, 2003, Mountain Springs recorded total revenues of $8.8 million compared to $9.4 million for the same period of 2002. The decrease in total revenues from 2002 to 2003 of $0.6 million is the result of a decrease in visitors to the resort compared to the same period last year, despite improved weather conditions during the winter season.

Total expenses were $6.4 million for the three months ended March 31, 2003 compared to $6.1 million for the same period in 2002. The increase in total expenses for the three months ended March 31, 2003 compared to the same period in 2002 of $0.3 million is a result of a $0.5 million increase in cost of sales, offset by a $0.2 million decrease in fixed and variable expenses.

Mountain Resort: During the three months ended March 31, 2003, Mountain Resort recorded total revenues of $16.5 million compared to approximately $16.4 million for the same period in 2002. The increase in total revenues from 2002 to 2003 of $0.1 million is the result of an increase in residential-related revenues, offset, in part by a decrease in ski related revenue. Ski-related revenues decreased approximately $0.2 million. The decrease in ski-related revenues resulted from a decrease in visitors to the resort compared to the same period last year, despite improved weather conditions during the winter season.

Residential-related and other operations revenues increased $0.3 million for the three months ended 2003 as compared to 2002. The increase in residential-related and other operations revenues was primarily attributable to an increase in the number of real estate sales during 2003 compared to 2002.

During both the three months ended March 31, 2003 and 2002, Mountain Resort recorded total expenses of $11.2 million.

Kettle Valley: Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by KVD LP, consists of 270 acres of land that is zoned for 1,120 residential units in addition to commercial space. The Company recorded equity loss of $0.1 million and $0.2 million during the three months ended March 31, 2003 and 2002, respectively. The decrease in loss from the prior period is attributable to an increase in the number of lot and home sales from the prior year.

Liquidating Trusts: The Company owns a pro rata beneficial interest in the Liquidating Trusts associated with its Class B Interest, SB Interest and Managing Trustee interest in the two trusts. In the fourth quarter of fiscal 2002, the two trusts adopted a formal plan of liquidation and transferred its assets to respective liquidating trusts. Prior to adopting a formal plan of liquidation, the Company consolidated the financial statement of the trusts. The Company recorded $0.3 million in equity income associated with its interest in the Liquidating Trusts for the three months ended March 31, 2003. Equity income was not recorded in the three months ended March 31, 2002 since the financial operations of the Trusts were consolidated during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for the three months ended March 31, 2003 were satisfied through cash flow from operations, proceeds from equipment sales and distributions from equity investments. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. In addition, future inflows of cash from equity investments will vary in timing and will also be influenced by many factors not controlled by the Company.

Rents and other receivables increased by $0.4 million or 51% from December 31, 2002 to March 31, 2003. The increase in rents receivable is attributable to the timing of the sale of equipment and rental receipts during the three months ended March 31, 2003.

Equipment held for lease decreased by $1.7 million or 4% from December 31, 2002 to March 31, 2003. The majority of the decrease, $1.6 million, was attributable to depreciation expense recorded during the three months ended March 31, 2003. In addition to depreciation expense, the Company sold equipment in the first quarter of 2003 with a net book value of $0.1 million.

Equipment held for sale decreased by $6.2 million or 100% from December 31, 2002 to March 31, 2003. As of December 31, 2002, MILPI owned $6.2 million of railcars all of which were subsequently sold to an affiliated company at its cost, which approximated fair value, in the first quarter of 2003.

Real estate held for development and sale increased by $0.2 million or 1.0% from December 31, 2002 to March 31, 2003. The increase is attributable to $0.2 million of costs incurred in first quarter of 2003 to develop the property.

Buildings decreased by $0.1 million or 1% from December 31, 2002 to March 31, 2003 due to depreciation expense recorded during the first quarter of 2003.

Interests in affiliated companies increased by $0.3 million or 2% from December 31, 2002 to March 31, 2003. Interests in affiliated companies consists of the Company’s interest in the Liquidating Partnerships, the Liquidating Trusts and the EGF Programs. The increase was primarily attributable to $0.6 million in equity income recorded during the quarter which was partially offset by $0.2 million of cash distributions received from the EGF Programs.

Interests in non-affiliated companies increased by $2.8 million or 21% from December 31, 2002 to March 31, 2003 due to equity income recorded for the Company’s portion of the investee’s net income. Interests in non-affiliated companies primarily consists of interests in Mountain Springs, Mountain Resort, Kettle Valley and two liquidating trusts.

Other assets increased by $0.5 million or 12% from December 31, 2002 to March 31, 2003. In the first quarter of 2003, the Company renewed and paid its directors and officers insurance policy for the year, which increased other assets by $0.3 million, net of amortization recorded on the policy. The remaining increase of $0.2 million in other assets is attributable to an increase in the cash surrender value life of the Company’s life insurance policies and other miscellaneous assets.

Due from affiliates increased by $0.2 million or 4% from December 31, 2002 to March 31, 2003. Management fees receivable increased by $0.1 million due to a difference in the timing of when management fees were earned and collected from the programs. The remaining increase was attributable to a $0.1 million increase in interest receivable on loan obligations due from Mr. Engle and Mr. Coyne.

Accounts payable and accrued expenses increased by $2.1 million or 23% from December 31, 2002 to March 31, 2003. During the first quarter of 2003, $1.7 million of cash for shares not tendered in the PLM tender offer was remitted to MILPI from the transfer agent. Upon receipt of the cash, the Company recorded the cash and a corresponding liability to reflect the associated obligation. The remaining increase of $0.4 million was the result of the timing of payment to vendors.

Indebtedness to unrelated third parties decreased by $1.4 million or 3% from December 31, 2002 to March 31, 2003 due to principal payments made amortizing the balance of the debt. There were no additional borrowings made by the Company during the three months ended March 31, 2003.

Indebtedness and other obligations to affiliates decreased by $5.1 million or 15% from December 31, 2002 to March 31, 2003. The decrease in indebtedness and other obligations to affiliates is attributable to the payment of the $4.4 million note and related accrued interest totaling $4.5 million. In addition, the Company paid $0.9 million of accrued interest associated with the $8.4 million note issued to purchase Ariston Corporation. These payments were offset by $0.3 million of accrued interest recorded during the quarter associated with its outstanding related party debt.

Deferred income taxes increased by $0.5 million or 4% from December 31, 2002 to March 31, 2003. The increase is the result of MILPI’s net income for the first quarter of 2003, for which the income taxes are not expected to be due in the next twelve months.

MILPI Holdings LLC

At September 30, 2003, MILPI had total assets of $61.5 million consisting primarily of $18.5 million of investments in the EGF Programs, $15.8 million of railcars held for sale, an $11.9 million investment in RMLP, Inc and goodwill of $8.1 million. The remaining assets of $7.2 million primarily consisted of cash, receivables and other assets.

MILPI had total liabilities of $36.1 million and $0.8 million of minority interest in its investment in RMLP, Inc at September 30, 2003. Liabilities primarily consisted of $10.0 million balance on the warehouse line of credit used for the railcar purchases discussed below, $11.9 million in deferred income taxes, $2.9 million in note payable to an unrelated third party discussed below, $2.5 million in a note payable to a related party discussed below and $8.8 in accounts payable and other liabilities.

MILPI is a participant in a $10.0 million warehouse credit facility, which expires in December 2003. The warehouse credit facility is shared by MILPI and several of its managed equipment leasing programs. All borrowings are guaranteed by MILPI. MILPI borrowed $10.0 million under the warehouse credit facility at September 30, 2003.

MILPI had cash flows from operations of $2.5 million for the nine months ended September 30, 2003. Cash flows from operations were used to purchase railcars, purchase AFG Investment Trust A and B Liquidating Trust’s interest discussed below and purchase an interest in RMLP, Inc. discussed below.

During the first quarter of 2003, RMLP, Inc., a wholly-owned subsidiary of MILPI, purchased a 75% ownership interest in the Rancho Malibu partnership. Rancho Malibu is a subsidiary of the Company that is developing 274 acres of land in Malibu, California. MILPI purchased the interest in Rancho Malibu from Semele Group Inc. for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15.4%) of the common stock of RMLP, Inc. The acquisition was financed through existing cash flows. In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. The third party investor contributed $2.0 million to Rancho Malibu and is the development general partner.

During the second quarter of 2003, MILPI acquired AFG Investment Trust A and B Liquidating Trusts’ interest in MILPI for $5.4 million. The acquisition was financed through MILPI’s existing cash reserves and cash flows generated from the sale of railcars. Subsequent to the acquisition, AFG Investment Trust C and D’s ownership interest in MILPI increased to 50% per Trust.

During the nine months ended September 30, 2003, MILPI borrowed $2.9 million on the cash surrender value of the life insurance policies owned by MILPI and used the proceeds to fund railcar purchases.

MILPI’s asset base consists of its ownership interests in the management in several equipment programs with limited lives. MILPI’s revenue base consists primarily of management fees earned from the equipment programs. If MILPI does not find new sources of capital and revenue, its source of revenues and asset base will decrease and eventually terminate as the equipment programs dispose of their equipment.

Rail Investors I, LLC

Rail Investors I, LLC was formed in the fourth quarter of fiscal 2002 and is a wholly owned subsidiary of Semele Group Inc. Rail Investors I, LLC was formed for the sole purpose of leasing equipment under an operating lease and re-leasing the equipment to unrelated third parties. During the three months ended March 31, 2003, Rail I Investors recorded $0.4 million lease revenues with $0.4 million in operating costs.

As of September 30, 2003, Rail Investors I, LLC had total assets of $0.3 million, which consisted primarily of cash and accounts receivable. In addition, it had leased 320 railcars under a ten year operating lease and subsequently sub-leased the equipment. Rail Investors I, LLC may lease up to an additional 415 railcars over the next 15 months. As these railcars are lease, revenues and expenses are expected to increase. Under its lease for the railcars, Rail Investors I, LLC is required to fund a maintenance and security deposit account. The Company expects any cash generated from Rail Investors I, LLC to be used over the next twelve months to fund these accounts.

AFG Investment Trust C and D

At September 30, 2003, the two trusts had total assets of $77.3 million including equipment held for lease with a net book value of $35.2 million. The two trusts also owned $38.2 million in several equity ownership investments that operate in the equipment management and real estate segments which included MILPI, EFG Kirkwood, Kettle Valley and Rancho Malibu. The remaining assets consisted of $3.9 million in cash and other assets and miscellaneous receivables.

AFG Investment Trust C and D had total liabilities of $41.5 million at September 30, 2003. Liabilities primarily consisted of non-recourse notes payable to third parties, which are secured by its equipment held for lease.

For the nine months ended September 30, 2003, the two trusts had $4.2 million of cash flows from operations. Cash flows from operations were used primarily to make $3.7 million of debt payments and to finance the ongoing operations of the trusts.

In the future, the nature of the trusts’ operations and principal cash flows will shift from rental receipts and equipment sale proceeds to distributions from equity investments. As this occurs, the trusts’ cash flows resulting from equipment investments may become more volatile in that certain of the trusts’ equipment leases will be renewed and certain of its assets will be sold. In some cases, the trusts may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The trusts’ advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the trusts’ equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the trusts’ future working capital requirements, in establishing the amount and timing of future cash distributions. As a result, the trusts do not anticipate declaring any dividend distributions in the near future.

In accordance with AFG Investment Trust C and D’s Boeing 767-300ER lease agreement, at the end of the lease term the aircraft will be returned to the AFG Investment Trust C and D with at least half time remaining with respect to the aircraft’s engines, nose and main landing gear. In addition, the aircraft shall have completed all the appropriate maintenance and scheduled checks. In no circumstance is the aircraft to be returned with less than quarter time remaining. If the aircraft is returned with between half time and quarter time, the lessee will be required to pay the trusts an amount based on the additional wear and tear of the applicable aircraft parts. If the aircraft is returned to the trusts above half time, AFG Investment Trust C and D will be required to reimburse the lessee for allowable costs spent related to aircraft maintenance. The cost to be reimbursed to the lessee is based on the amount and timing of the maintenance. The trusts cannot estimate the amount which will be due to the lessee or the amount which may be owed to the trusts when the aircraft is returned.

Per their respective trust agreements, AFG Investment Trusts C and D are scheduled to be dissolved no later than December 2004 and December 2006, respectively.

AFG International

AFG International had total assets of $12.0 million at September 30, 2003. Total assets consisted primarily of buildings and land, which had a net book value of $11.4 million and cash and receivables of $0.6 million. AFG International had total liabilities of $6.2 million, which consisted primarily of a $5.4 million loan payable to an unaffiliated third party. The loan matures in December 2005 and carries a variable interest rate. From January 1, 2003 through October 31, 2003, AFG International paid $0.7 million in distributions to its investors. Approximately $0.4 million of the cash distributed was paid to consolidated subsidiaries of the Company.

Rancho Malibu

In March 2003, Semele Group Inc. transferred its interest in Rancho Malibu to RMLP, Inc., a wholly-owned subsidiary of MILPI, for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15.4%) interest in RMLP, Inc. Proceeds from the transfer were used to pay the outstanding principal and accrued interest of the $4.4 million note secured by the property.

During the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. The third party investor contributed $2.0 million to the partnership and is the development general partner. The Company does not expect any distributions from Rancho Malibu over the next twelve months nor does it expect to have to make any significant capital contributions.

Minority Interest Investments

The Company owns minority interest investments in several equipment leasing and real estate companies, which are accounted for under the equity method of accounting. The financial position and liquidity of these companies could have a material impact on the Company. A description of the Company’s minority interest investments and a brief summary of the financial position are summarized below:

The Company has minority interest investments in the following entities as of March 31, 2003 (in thousands of dollars):

March 31, 2003

Interest in EFG/Kettle Development LLC	$7,187
Interest in Mountain Resort Holdings LLC and Mountain Springs Resort LLC	8,453
Interest in liquidating partnerships	300
Interest in liquidating trusts	271
Interest in EGF Programs	19,451
Other	466

Total	$36,128

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 270 acres of land that is zoned for 1,120 residential units in addition to commercial space. Through October 2003, 165 residential units have been constructed and sold.

As of September 30, 2003, Kettle Valley had current assets of $15.5 million, which consisted of $ $14.4 million of land under development, $1.0 million of inventory properties, $82,000 of unrestricted cash, accounts receivables and prepaid assets. Long term assets consist primarily of income producing properties of $1.4 million and restricted cash of $0.4 million.

As of September 30, 2003, Kettle Valley had total liabilities of $4.6 million, which consisted of $1.7 million in debt to third parties, $2.0 million of debt to related parties and $0.9 million of accounts payable and accrued liabilities. Because the real estate is in the early phase of development, the net loss and negative cash flows from operations are expected to continue for some time. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. Kettle Valley did not pay dividends during the first nine months of 2003, or in 2002 or 2001 and does not anticipate paying dividends in the next twelve months. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders, outside investors or additional debt.

Mountain Springs and Mountain Resorts

EFG Kirkwood was formed for the purpose of acquiring a minority interest in two real estate investments. The investments consist of an interest in two ski resorts: Mountain Resort and Mountain Springs. EFG Kirkwood has no other significant assets other than its interest in the ski resorts.

Mountain Spring's primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Additional cash flow is provided by its real estate development activities and by the resort’s summer recreational programs. When out of season, operations are funded by available cash and through the use of a $3.5 million dollar line of credit, which is guaranteed by EFG Kirkwood. Mountain Springs did not make any distributions during the nine months ended September 30, 2003 or 2002 and does not expect to pay any distributions in the near future. Excess cash flows will be used to finance development on the real estate surrounding the resort.

At September 30, 2003, Mountain Springs had current assets of $3.3 million, which consisted of $0.8 million of cash, accounts receivable and accounts receivable-related party of $1.8 million and inventories and other assets of $0.7 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $21.6 million.

Liabilities totaled approximately $20.3 million at September 30, 2003 and consisted primarily of debt and notes outstanding, including a balance of $3.5 million on the line of credit guaranteed by EFG Kirkwood.

Mountain Springs had cash flows from operations of $2.0 million for the nine months ended September 30, 2003 and an overall increase in cash of $0.5 million. In order to satisfy cash requirements during the nine months ended September 30, 2003, Mountain Springs made draws of $3.5 million on its line of credit and obtained loans of $2.7 million from its majority investors. In addition, Mountain Springs received a $2.2 million commitment from a related entity to purchase undeveloped land from Mountain Springs.

Mountain Resorts receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Mountain Resort’s primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Mountain Resort did not pay any distributions during the nine months ended September 30, 2003 or 2002 and does not expect to pay any distributions in the near future. Cash flows will be used to finance development on the real estate surrounding the resort.

At September 30, 2003, Mountain Resort had current assets of approximately $8.3 million, which consisted of cash of $7.0 million, accounts receivable of $0.5 million, and inventory and other assets of $0.8 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $39.5 million.

Liabilities were approximately $25.5 million, which consisted primarily of long-term senior notes and affiliated debt.

Mountain Resorts had positive cash flows of $3.4 million for the nine months ended September 30, 2003 and was able to satisfy cash requirements with existing cash and cash flows from operations.

The Company does not expect distributions from Mountain Springs or Mountain Resorts for the foreseeable future.

Both Mountain Springs and Mountain Resort are subject to a number of risks, including weather-related risks and the risks associated with real estate development and resort ownership. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Trusts, its affiliates and its joint venture partners.

Liquidating Partnerships

The Company had an interest in 11 liquidating partnerships that are managed by an unaffiliated third party whose assets are all to be distributed by December 31, 2003. Six of these liquidating partnerships were dissolved by October 31, 2003.

At September 30, 2003, the Liquidating Partnerships had $3.8 million in cash and accrued liabilities of $0.2 million. Accrued liabilities consist of costs incurred and estimated costs associated with liquidating the remaining assets of the Liquidating Partnerships.

On March 31, 2003, the Liquidating Partnerships distributed cash of $1.5 million, of which the Company received $10,000, completing the liquidation of four of the Liquidating Partnerships. In October 2003, the Liquidating Partnerships made an additional distribution of $2.1 million, of which the Company received $16,000. Management anticipates that $0.4 million of additional cash distributions will be received by the Company prior to December 31, 2003, from its remaining interest in the Liquidating Partnerships.

Liquidating Trusts

The Company has an interest in two liquidating trusts that are managed by an unaffiliated third party. The Liquidating Trusts currently operate in two business segments: equipment leasing and real estate ownership, development and management. Equipment leasing assets consist of the Liquidating Trusts’ equipment held for sale or on-lease, which consists of forklifts, trucks, handling materials and other miscellaneous equipment. The Liquidating Trust’s real estate assets consist primarily of an equity ownership interest in EFG Kirkwood.

At September 30, 2003, the Liquidating Trusts had total assets of $8.6 million, which consisted primarily of $7.1 million in cash and a $1.3 million investment in EFG Kirkwood LLC. Accrued liabilities at September 30, 2003 were $1.0 million and consist of costs incurred and estimated costs associated with liquidating the remaining assets of the Liquidating Trusts. Through October 31, 2003, the Liquidating Trusts have made no cash distributions. No distributions are expected from the Liquidating Trusts until all assets are disposed and all liabilities are paid.

In October 2003, the Company offered to the trustee of the Liquidating Trusts to accept the EFG Kirkwood interests owned by the Liquidating Trusts, valued at a liquidation value of $1.3 million, as a distribution-in-kind, in lieu of cash distributions. The trustee has indicated to the Company that it will accept the offer contingent upon the receipt of the appropriate documentation. The Company anticipates that the distribution-in-kind will be received prior to December 31, 2003.

Equipment Growth Funds

As of September 30, 2003, the EGF Programs had $52.2 million in unrestricted cash and $8.1 million in receivables net of an allowance for doubtful accounts; $39.3 million of the cash is in programs that may purchase additional equipment. Management is actively seeking investment opportunities for the liquid assets of the EGF Programs not in liquidation.

At September 30, 2003, the EGF Programs’ equipment portfolio consisted of equipment with a net book value of $126.4 million, primarily consisting of ownership in aircraft, marine vessels, railcars, marine containers and trailers. The EGF Programs had $1.1 million of restricted cash at September 30, 2003. During the nine months ended September 30, 2003, the programs purchased $32.2 million in railcars from MILPI at cost, which approximates fair value, and paid the Company $0.6 million in acquisition fees.

The EGF Programs had $37.7 million of debt at September 30, 2003, which is secured by equipment. One of the EGF Programs has available permanent financing of $15.0 million as of September 30, 2003.

On December 31, 2002, the PLM Equipment Growth Fund III Liquidating Trust was established for the sole purpose to liquidate and dissolve all of the remaining assets and liabilities of the PLM Equipment Growth Fund III with no objective to continue or engage in the conduct of trade or business.

On September 30, 2003, three additional EGF Programs adopted formal plans of liquidation and transferred their assets to three respective liquidating trusts. As of September 30, 2003, a total of four EGF Programs are currently in their active liquidation phase. Distributions for these programs will not be made until all of the assets are sold and liabilities are paid.

The Company does not expect to receive distributions from the three EGF Programs that are in their investment phase until at least 2005.

In October 2003, the Company determined that it would stop regular distributions from Fund I. The Company will receive the liquidity of Fund I on a regular basis to determine the amount or timing of any future distributions.

Commitments and Contingencies

Commitments and contingencies as of September 30, 2003 are as follows (in thousands of dollars):

C	.	Less than	1-3	4-5	After 5
Current Commitments and Contingencies	Total	1 year	Years	Years	Years

Indebtedness	$ 55,398	$ 44,007	$ 8,491	$ -	$ 2,900
Indebtedness and other obligations to affiliates	24,358	1,036	21,421	1,901	-
Guarantee obligation	352	352	-	-	-
Commitment to purchase railcars	7,380	7,380	-	-	-
Commitment to lease 415 railcars	29,465	11,999	17,466	-	-
Contingent residual interest in aircraft	3,155	3,155	-	-	-
Mountain Springs debt guarantee	3,500	3,500	-	-	-

Total	$123,608	$71,429	$47,378	$1,901	$2,900

Indebtedness: The principal balance of the Company’s indebtedness to third-parties at September 30, 2003 consists of the obligations listed below (in thousands of dollars):

Loan against cash surrender value of life insurance policies	$ 2,931
Warehouse facility used for railcar purchases, individual borrowings may be outstanding for no more than 270 days, with all advances due no later than December 31, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at borrower’s option and is set at the time of an advance of funds. All borrowings are guaranteed by MILPI.	10,000
Non- recourse installment debt on equipment held for lease, partially amortized by lease payments balloon payment obligations of $31.9 million and $1.3 million, respectively, at the expiration of the respective leases in November 2003 and June 2006. Interest rates on equipment debt obligations consist of fixed and variable rates. Approximately $32.4 million of the fixed rate debt consists of fixed interest rates ranging from 8-9% and the remaining debt balance of $4.7 million consists of variable interest rate debt equal to LIBOR plus 3.5%.	37,056
Loan on commercial land and building, secured by land and building matures in December 2005, variable interest rate equal to the LIBOR daily rate plus one hundred ninety (190) basis points.	5,411

Total	$55,398

Indebtedness and Other Obligations to Affiliates: The principal balance of the Company’s indebtedness to affiliates at September 30, 2003 consists of the obligations listed below (in thousands of dollars):

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation, 7% annual interest; maturing in January 2005.	$ 8,625
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7% annual interest; maturing in January 2005.	4,377

Sub-total	$ 13,002

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation; 11.5% annual interest; due on demand.	687
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 11.5% annual interest; due on demand.	349

Sub-total	$ 1,036

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from purchase of Equis II Corporation, 7.5% annual interest; maturing on Aug. 8, 2007.	1,261
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7.5% annual interest; maturing on Aug. 8, 2007.	640

Sub-total	$ 1,901

Note payable to EFG for purchase of Ariston Corporation; 7% annual interest; maturing in January 2005	$ 8,419

Total	$ 24,358

Guaranteed Obligations: At September 30, 2003, PLM had guaranteed certain obligations up to $0.4 million of a Canadian railcar repair facility, in which PLM had a 10% ownership interest. The obligation is included in accrued expenses in the accompanying September 30, 2003 consolidated balance sheet.

Commitment to Purchase and Lease Railcars: MILPI anticipates that 735 of these railcars will be leased by the EGF Programs. The remaining 315 railcars, at a cost of approximately $23.0 million, will be purchased by MILPI or one of the EGF Programs. As of September 30, 2003, approximately 66% of these railcars have been purchased by PLM Financial Services Inc. ("FSI"), a wholly-owned subsidiary of MILPI, or one of the EGF Programs for approximately $15.0 million   The remaining 34 % of these railcars will be purchased by FSI or the EGF Programs in 2004. As of September 30, 2003, the remaining balance of railcars required to be purchased and leased under the agreement are $7.4 million and 415 railcars valued at $29.5 million, respectively. The Company estimates that these remaining railcars will be purchased and leased during the remainder of fiscal 2003 and 2004.

Contingent Residual Interest in Aircraft: Other liabilities in the accompanying consolidated balance sheets consists primarily of $3.0 million received in consideration for a non-recourse residual interest in a Boeing 767-300 aircraft. The seller of the Company's interest in Kettle Valley purchased a residual sharing interest in the aircraft owned by the Company and leased to an independent third party. The seller paid approximately $3.0 million to the Buyers for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Company receives net residual proceeds from the aircraft and the residual interest is non-recourse to the Buyers. As of September 30, 2003 the net book value of the related aircraft was $0.1 million above the carrying value of the debt.

Mountain Springs Debt Guarantee: On August 1, 2001, EFG Kirkwood entered into a guarantee agreement whereby EFG Kirkwood guarantees the payment obligations under a revolving line of credit between Mountain Springs and a third party lender. Another investor in the ski resort also separately guarantees the payment obligation under the line of credit. The amount of the guarantee is equal to the outstanding balance of the line of credit which cannot exceed $3.5 million. As of September 30, 2003, Mountain Springs had an outstanding balance of $3.5 million on the line of credit. The revolving line of credit is scheduled to mature in October 2004. The Company’s guarantee would require payment only in the event of default on the line of credit by Mountain Springs in amount equal to amounts advanced less any amounts recovered by the other guarantor on the line.

Other: The Securities and Exchange Commission ("SEC") commenced an informal inquiry of the Company in June 2003 to determine if it had violated federal securities laws. The SEC, among other things, asked the Company to voluntarily provide information and documents relating to any possible or proposed restatements of the Company’s financial statements. The Company has provided the information and documents requested. The Company is cooperating fully with the SEC informal inquiry.

Outlook for the Future

Several other factors may affect the Company’s operating performance during the remainder of 2003 and beyond including:

-changes in markets for the Company’s equipment;
-changes in the regulatory environment in which the Company’s equipment operates; and
-changes in the real estate markets in which the Company has ownership interests.

The future outlook for the different operating segments of the Company is as follows:

Real Estate

The Company has a minority interest in two ski resorts, which are subject to the risks of the tourism industry. The economic downturn in the tourism industry following September 11, 2001 terrorist attacks had an adverse impact on the operating results of the resorts and the Company. There can be no assurance that the travel and tourism industry will return to its pre-September 11 levels. The resorts have customers who both fly and drive to the resort locations.

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

Equipment Leasing

The events of September 11, 2001 and the subsequent weakened airline industry have also adversely affected market demand for both new and used commercial aircraft. In addition, during 2003 severe acute respiratory syndrome ("SARS") has led to a dramatic decline in passenger travel in Asia. While it currently is not possible for the Company to determine the ultimate long-term economic consequences of these events to the equipment leasing segment the resulting decline in air travel has suppressed market prices for used aircraft and inhibited the viability of some airlines. In the event of a lease default by an aircraft lessee, the Company could experience material losses. At October 31, 2003, the Company has collected substantially all rents owed from aircraft lessees. The Company is monitoring developments in the airline industry and will continue to evaluate the potential implications to the Company’s financial position and future liquidity. Management does not anticipate significant improvements in its aircraft values.

At lease inception, the Company’s equipment was leased by a number of credit worthy, investment-grade companies. To date, the Company has not experienced any material collection problems and has not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future contracted rents will be collected or that the credit quality of the Company’s leases will be maintained. The credit quality of an individual lease may deteriorate after the lease is entered into. Collection risk could increase in the future, particularly as the Company remarkets its equipment and enters re-lease agreements with different lessees. The Managing Trustee will continue to evaluate and monitor the Company’s experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

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

Equipment Management

The ultimate realization of revenues for managed equipment is subject to economic risks related to many changing factors, including ability of MILPI’s equipment programs to realize acceptable lease rates on its equipment in the different equipment markets. Lease rates are contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for MILPI to clearly define trends or influences that may impact the performance of the equipment programs. MILPI continually monitors both the equipment markets and the performance of the equipment programs in these markets. MILPI may decide to reduce the equipment program's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return. Alternatively, MILPI may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

MILPI’s asset base consists of its ownership interests in the management in several equipment programs with limited lives. MILPI’s revenue base consists primarily of management fees earned from the equipment programs. If MILPI does not find new sources of capital and revenue, its source of revenues and asset base will decrease and eventually terminate as the equipment programs liquidate.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

In prior comment letters, the SEC requested information and support for its historical position related to the Company’s accounting treatment associated with the acquisition of Equis II and the SB Interests in the Trusts. In fiscal 2000, the Company treated these acquisitions as a combination of entities under common control accounted for in a manner similar to a pooling of interests. The Company responded to the SEC staff’s comments by providing additional information and support for its accounting treatment. After further investigation, the Company determined that that its original accounting treatment was incorrect. Accordingly, the Company has restated its 2001 financial statements in its 2002 Form 10-KSB.

The Company or its consolidated affiliates have been involved in certain legal and administrative claims as either plaintiffs or defendants in connection with matters that generally are considered incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

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
LLC, and Semele Group Inc. dated March 14, 2003 (filed with the Securities and Exchange
Commission as Exhibit 10.27 to the Registrant’s Report on Form 10-KSB for the year ended
December 31, 2002 and is incorporated herein by reference).

10.28
    First Amended and Restated Limited Partnership Agreement of BMIF/BSLF II Rancho Malibu
Limited Partnership dated June 23, 3003 (filed with the Securities and Exchange Commission as
Exhibit 10.28 to the Registrant’s Report on Form 10-KSB for the year ended December 31, 2002 and is incorporated herein by reference).

10.29    Fifth amendment to the Warehousing Credit Agreement dated April 12th, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.1 to PLM Equipment Growth Fund V’s Report on Form 10-Q for the quarter ended June 30, 2003 is incorporated herein by reference).

10.30    Sixth amendment to the Warehousing Credit Agreement dated April 12th, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.1 to PLM Equipment Growth Fund V’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference).

99.1
  Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002

99.2                  Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002

(b)    Reports on Form 8-K

The Company filed a Form 8-K with the SEC on March 31, 2003 reporting under Item 5 (other events), announced that a majority interest of the Rancho Malibu Limited Partnership had been sold to RMLP, Inc., a subsidiary of PLM International, Inc. Upon consummation of the transaction pursuant to its terms, Semele will be a 15.2% owner of common stock of RMLP, Inc. Semele also has an ownership interest in the indirect parents of PLM International, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:    /s/Gary D. Engle
Gary D. Engle, Chairman, Chief Executive
Officer and Director

Date: November 14, 2003

By:    /s/James A. Coyne
James A. Coyne, President, Chief
Operating Officer and Director

Date: November 14, 2003

By:    /s/Richard K Brock
Richard K Brock, Vice President and
Chief Financial Officer

Date: November 14, 2003

Certification:

I, Gary D. Engle, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Semele Group Inc;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary D. Engle
Gary D. Engle
                                                                                        Chairman and Chief Executive Officer
                                                                                          (Principal Executive Officer

              November 14, 2003

Certification:

I, Richard K Brock, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Semele Group Inc;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard K Brock
Richard K Brock
Vice President and Chief Financial Officer
                                                                                                                                                                                                          November 14, 2003

Exhibit Index

99.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of Semele Group, Inc. and subsidiaries ("Semele" or the "Company"), on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal Executive Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)     the Report of the Trust filed today fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

                    /s/ Gary D. Engle
                    Gary D. Engle
President of AFG ASIT Corporation,
the Managing Trustee of the Trust
(Principal Executive Officer)
                                                                                                           November 14, 2003

Exhibit 99.2

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of Semele Group, Inc. and subsidiaries ("Semele" or the "Company"), on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal Financial and Accounting Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)     the Report of the Trust filed today fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

/s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
                                                                                                           November 14, 2003