Form 10QSB
period 2003-06-30
SEMELE GROUP INC
filed 2003-11-14
CIK 812914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X __. NO .

Shares of common stock outstanding as of November 14, 2003: 2,099,687

Transitional Small Business Disclosure Format: YES . NO X .

SEMELE GROUP INC.
Form 10-QSB
For the Quarter Ended June 30, 2003

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars, except per share and share amounts)
(unaudited)

	June 30, 2003	December 31, 2002

Assets
Cash and cash equivalents	$ 11,389	$ 11,997
Restricted cash	443	436
Rents and other receivables	1,338	880
Equipment held for lease, net of accumulated depreciation
of $60,035 and $60,239 at June 30, 2003 and December 31, 2002, respectively	36,480	39,948
Equipment held for sale	11,988	6,227
Real estate held for development	-	13,020
Land	1,929	1,929
Buildings, net of accumulated depreciation of $2,417 and $2,240
at June 30, 2003 and December 31, 2002, respectively	9,516	9,693
Interests in affiliated companies	17,709	19,683
Interests in non-affiliated companies	27,681	13,305
Other assets	4,678	4,212
Due from affiliates	4,943	4,507
Goodwill	9,511	9,511

Total assets	$ 137,605	$ 135,348

Liabilities
Accounts payable and accrued expenses	$ 20,901	$ 8,948
Deferred rental income	548	575
Other liabilities	3,155	3,155
Indebtedness	48,600	46,651
Indebtedness and other obligations to affiliates	28,160	33,007
Deferred income taxes	11,922	12,541

Total liabilities	113,286	104,877

Minority interests	36,952	42,272

Commitments and contingencies

Stockholders' deficit
Common stock, $0.10 par value per share; 5,000,000 shares authorized;
2,916,647 shares issued	292	292
Additional paid in capital	172,354	172,354
Accumulated deficit	(170,953)	(170,255)
Deferred compensation, 164,279 shares	(817)	(817)
Accumulated other comprehensive income	(134)	--
Treasury stock at cost, 816,960 shares	(13,375)	(13,375)

Total stockholders' deficit	(12,633)	(11,801)

Total liabilities, minority interests and stockholders' deficit	$ 137,605	$ 135,348

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Six Months ended June 30,
(in thousands of dollars, except per share and share amounts)
(unaudited)

.	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues		(Restated)		(Restated)

Lease revenue	$ 3,313	$ 3,027	$ 6,364	$ 6,311
Management and acquisition fee income – affiliates	989	1,255	2,732	2,521
Interest and investment income	108	69	210	201
Interest income – affiliates	66	91	132	142
Gain on disposition of equipment	251	630	263	693
Other income	41	94	325	430

Total revenues	4,768	5,166	10,026	10,298

Expenses

Depreciation and amortization	1,890	2,349	3,611	4,857
Impairment of equipment held for lease and interests in affiliated companies	277	1,935	277	1,935
Interest on indebtedness	875	1,105	1,793	2,357
Interest on indebtedness and other obligations -
Affiliates	397	421	713	777
General and administrative	1,731	1,741	3,341	2,855
Fees and expenses – affiliates	185	214	351	682

Total expenses	5,355	7,765	10,086	13,463

Loss before equity income (loss) income, income taxes and minority interests	(587)	(2,599)	(60)	(3,165)

Equity (loss) income in affiliated companies	(43)	(150)	514	(119)
Equity (loss) income in non-affiliated companies	(928)	(1,771)	1,873	1,699
Provision for income taxes	(116)	(265)	(598)	(529)
Elimination of consolidated subsidiaries’ minority interests	308	3,800	(2,427)	1,866

Net loss	$ (1,366)	$ (985)	$ (698)	$ (248)

Net loss per common share – basic and diluted	$ (0.65)	$ (0.47)	$ (0.33)	$ (0.12)

Basic and diluted weighted average number of Common shares outstanding	2,099,697	2,078,718	2,099,687	2,078,718

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Deficit
For the Six Months ended June 30, 2003
(in thousands of dollars except share amounts)
(unaudited)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2002	2,099,687	$ 292	$ 172,354	$ (170,255)	$ (817)	$ -	$(13,375)	$(11,801)

Net loss	-	-	-	(698)	-	-	-	(698)

Decrease in capital related to issuance of partnership interest of equity investment	-	-	-	-	-	(1,029)	-	(1,029)

Foreign currency translation adjustment	-	-	-	-	-	895	-	895

Balance at June 30, 2003	2,099,687	$ 292	$ 172,354	$ (170,953)	$ (817)	$ (134)	$(13,375)	$(12,633)

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(in thousands of dollars)
(unaudited)

	2003	2002

		(Restated)
Cash flows provided by (used in) operating activities
Net loss	$ (698)	$ (248)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	3,611	4,857
Provision for impaired assets	277	1,935
Gain on disposition of equipment	(263)	(693)
Elimination of consolidated subsidiaries’ minority interests	2,427	(1,866)
Changes in assets and liabilities:
Rents and other receivables	(458)	(498)
Other assets	(514)	(306)
Due from affiliates	(436)	112
Accounts payable and accrued expenses	11,773	186
Deferred rental income	(27)	-
Deferred income taxes	(619)	-
Net cash provided by operating activities	15,073	3,479

Cash flows provided by (used in) investing activities
Proceeds from equipment dispositions	368	2,775
Restricted cash	7	-
Proceeds from assets held for sale	6,335	-
Purchase of assets held for sale	(12,096)	-
Cash distributions from affiliated companies	811	903
Decrease in cash due to loss of control of consolidated subsidiary	(15)	-
Investment in non-affiliated company	(54)	-
Cash distributions from non-affiliated companies	-	640
Purchase of PLM, net of cash acquired	-	(4,363)
Change in equity investments in affiliated and non-affiliated companies	(3,282)	(1,580)
Costs capitalized to real estate held for development	-	(1,315)
Net cash used in investing activities	(7,926)	(2,940)

Cash flows provided by (used in) financing activities
Purchase of minority interest	(5,434)	-
Proceeds from indebtedness	4,756	-
Proceeds from indebtedness and other obligations to affiliates	767	617
Principal payments on indebtedness	(2,807)	-
Distributions to minority shareholders	(318)	-
Principal payments on indebtedness and other obligations to affiliates	(5,614)	(3,810)

Net cash used in financing activities	(8,650)	(3,193)

Net decrease in cash and cash equivalents	(1,503)	(2,654)
Effect of foreign exchange rate changes	895	-
Cash and cash equivalents at beginning of period	11,997	19,954

Cash and cash equivalents at end of period	$ 11,389	$ 17,300

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1- BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company’s financial position at June 30, 2003 and December 31, 2002, results of operations for the three and six month periods ended June 30, 2003 and 2002, changes in stockholders’ deficit for the six months ended June 30, 2003 and statement of cash flows for the six months ended June 30, 2003 and 2002 have been made and are reflected.

Certain amounts previously reported have been reclassified to conform to the June 30, 2003 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholders’ deficit, or net loss.

NOTE 2- RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In 1999 and 2000, the Company acquired Equis II Corporation ("Equis II") and the Special Beneficiary Interests ("SB Interests") in four Delaware trusts (AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C and AFG Investment Trust D), (collectively the "Trusts"). These acquisitions were originally accounted for as a combination of entities under common control in a manner similar to a pooling of interests, which the Company believed appropriate at the time. In 2003, the Company determined the companies were not under common control and therefore these acquisitions should have been accounted for using the purchase method of accounting and that their financial statements should be restated. The principal effects of this accounting were to increase net loss for the associated amortization of tangible assets and goodwill.

In addition to the accounting for the acquisitions of Equis II and the SB Interests, the Company has restated these financial statements for its interest in Mountain Springs and Mountain Resort (See Note 7). The Company determined that the amounts recorded as its share of equity income (loss) on its interest in Mountain Springs and Mountain Resort (classified as "Equity Income (Loss) in Non-Affiliated Companies" in the accompanying consolidated statements of operations) for the six months ended June 30, 2002 were incorrect. The Company should have recorded additional equity income on these investments. The consolidated financial information for the six months ended June 30, 2002 has been restated to include the additional equity income for these investments.

A summary of the effects of the restatement on the Company’s 2002 stockholder’s deficit and statement of operations for the three and six months ended June 30, 2002 is summarized as follows (in thousands of dollars, except per share amounts):

	As of and for the Three Months Ended June 30, 2002

	(Restated)	(As previously reported)	Difference

Stockholders' deficit	$ (7,172)	$ (18,800)	$ 11,628
Net loss	$ (985)	$ (1,534)	$ (549)
Loss per share	$ (0.47)	$ (0.74)	$ (0.27)

Depreciation and amortization	$ 2,349	$ 2,162	$ 187
Gain on the disposition of equipment	630	94	(536)
Interest on indebtedness and other obligations - affiliates	421	581	(160)
Elimination of consolidated subsidiaries’ minority interests	3,800	3,760	(40)

Total adjustment to 2002 net loss			$ (549)

	As of and for the Six Months Ended June 30, 2002

	(Restated)	(As previously reported)	Difference

Stockholders' deficit	$ (7,172)	$ (18,800)	$ 11,628
Net loss	$ (248)	$ (653)	$ (405)
Loss per share	$ (0.12)	$ (0.31)	$ (0.19)

Depreciation and amortization	$ 4,857	$ 4,482	$ 375
Gain on the disposition of equipment	693	138	(555)
Interest on indebtedness and other obligations - affiliates	777	1,053	(276)
Equity income in non-affiliated companies	1,699	1,019	(680)
Elimination of consolidated subsidiaries’ minority interests	(1,866)	(2,597)	731

Total adjustment to 2002 net loss			$ (405)

NOTE 3- ACQUISITION

In May of 2003, the Company, through MILPI Holdings LLC ("MILPI"), purchased the existing minority interest in MILPI owned by AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust for $5.4 million, which is now held by MILPI in treasury stock. As of the acquisition date, the existing minority interest had a carrying value of $7.4 million. The Company accounted for the acquisition in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The acquisition was financed through MILPI’s existing cash reserves and cash flows generated from the sale of railcars. Prior to the acquisition, MILPI was owned as follows: AFG Investment Trust A Liquidating Trust 8%; AFG Investment Trust B Liquidating Trust 17%; AFG Investment Trust C 37.5% and AFG Investment Trust D 37.5%. Subsequent to the acquisition, AFG Investment Trust C and AFG Investment Trust D, which are consolidated into the Company’s financial statements, collectively own 100% of MILPI, with each trust owning 50%.

In connection with the acquisition, the Company obtained a fairness opinion from an independent valuation company on the purchase price of the minority interests. The acquisition resulted in a $2.0 million "excess over cost". In accordance with SFAS No. 141, the "excess over cost" is to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets. The "excess over cost" has been allocated to reduce the Company’s equity investments as follows (in thousands of dollars):

Interest in EGF Programs	$(1,400)
Interest in Rancho Malibu	(637)

$(2,037)

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2003 and 2002 assumes the Company acquired the minority interest in MILPI on January 1, 2002. The unaudited pro forma consolidated statement of operations for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands of dollars):

For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Revenue	$ 4,768	$ 5,166	$ 10,026	$ 10,298
Net Income	$ (1,184)	$ (845)	$ (516)	$ 5

Earnings per share	$ (0.56)	$ (0.41)	$ (0.25)	$ 0.00

These amounts have been adjusted to reflect the portion of MILPI’s net income previously reported to minority interest expense. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

NOTE 4- EQUIPMENT HELD FOR SALE

MILPI arranged for the lease or purchase of up to 1,050 pressurized tank railcars with a delivery date between 2002 and 2004. MILPI anticipates that 735 of these railcars will be leased by Rail I Investors. The remaining 315 railcars, at a cost of approximately $23.0 million, will be purchased by MILPI or one of the EGF Programs. As of September 30, 2003, approximately 66% of these railcars have been purchased by PLM Financial Services Inc. ("FSI"), a wholly-owned subsidiary of MILPI, or one of the EGF Programs for approximately $15.0 million   The remaining 34% of these railcars will be purchased by FSI or the EGF Programs in 2004. As of December 31, 2002, MILPI owned $6.2 million in railcar equipment purchased under this commitment which was sold to an affiliated entity in the first quarter of 2003. As of June 30, 2003, MILPI had $12.0 million of railcars held for sale, some of which were purchased under the transaction described above.

NOTE 5- REAL ESTATE HELD FOR DEVELOPMENT

The Company has an investment in a partnership which owns 274 acres of undeveloped land north of Malibu, California in a development company called "Rancho Malibu" or the "Malibu property". Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space.

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

On June 23, 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. The third party investor contributed $2.0 million to Rancho Malibu and is the development general partner. In accordance with the amended partnership agreement, decisions require a unanimous consent by both partners and each owner has the ability to veto a proposal by the other partner.  Therefore, the Company’s interest in Rancho Malibu was accounted for under the equity method of accounting beginning June 23, 2003. Prior to June 23, 2003, the Company consolidated Rancho Malibu’s balance sheet and statement of operations. Through June 30, 2003, Rancho Malibu remains under development and all costs have been capitalized to the development.

In accordance with the provisions of SEC Staff Accounting Bulletin No. 51 and 84 ("SAB 51 and 84"), the Company evaluated its investment in Rancho Malibu. In order to reflect the issuance of partnership interest to the additional partner, the Company recorded a loss of $1.0 million on the transaction which is reflected as an equity transaction in the accompanying Statement of Changes in Stockholders’ Deficit as " Decrease in capital related to issuance of partnership interest of equity investment."

NOTE 6- INTERESTS IN AFFILIATED COMPANIES

The Company has interests in the following affiliates as of June 30, 2003 and December 31, 2002, respectively (in thousands of dollars):

	June 30, 2003	December 31, 2002

Interests in liquidating partnerships	$295	$322
Interest in liquidating trusts	-	-
Interest in EGF Programs	17,414	19,361

Total	$17,709	$19,683

The Company has recorded equity income (loss) in its interest in affiliated companies for the three and six months ended June 30, 2003 and 2002, respectively (in thousands of dollars):

For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2003		2002	2003	2002

			(Restated)		(Restated)
Liquidating partnerships	$	(5)	$ (438)	$(27)	$(462)
Liquidating trusts		(271)	-	-	-
EGF Programs		233	288	541	343

Total		$(43)	$ (150)	$514	$(119)

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

On July 18, 2002, the eleven partnerships adopted formal plans of liquidation and transferred their assets and liabilities to eleven respective liquidating partnership trusts ("Liquidating Partnerships"). The summarized combined financial results the Company’s equity investments in the Liquidating Partnerships accounted for under the equity method, for the three and six months ended June 30, 2002 is summarized below (in thousands of dollars):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

Total revenues	$1,376	$2,178
Total expenses	(3,525)	(4,609)

Net (loss) income	$(2,149	$2,431

The summarized combined financial information for the Company’s equity investments in the Liquidating Partnerships as of and for the three and six months ended June 30, 2003 is summarized below, which is accounted for under the liquidation basis of accounting, which approximates fair value (in thousands of dollars):

Net assets in liquidation at March 31, 2003	$2,757
Net loss	(85)

Net assets in liquidation at June 30, 2003	$2,672

Net assets in liquidation at December 31, 2002	$3,527
Net loss	(855)

Net assets in liquidation at June 30, 2003	$2,672

Through June 30, 2003, the Company has received a total of $2.2 million in distributions from the Liquidating Partnerships. The Company did not receive any cash distributions in the Liquidating Partnerships during the six months ended June 30, 2003 or 2002.

Equity Interests in Liquidating Trusts

In the fourth quarter of 2002, AFG Investment Trust A and AFG Investment Trust B each adopted a formal plan of liquidation and transferred their respective net assets to separate liquidating trusts, AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust ("Liquidating Trusts"). The Company owns a pro rata beneficial interest in the Liquidating Trusts associated with its Class B Interest, SB Interest and Managing Trustee interest in each of the two trusts. The Company accounts for its investments in the Liquidating Trusts under the equity method of accounting. Through June 30, 2003, no distributions have been received from the Liquidating Trusts.

Prior to adopting the plans of liquidation, the Company consolidated the two trusts’ balance sheets and statements of operations. The statement of operations for AFG Investment Trust A and B is consolidated into the Company’s June 30, 2002 financial statements since the entities were controlled throughout fiscal 2002.

The combined financial information for the Liquidating Trusts as of and for the three and six months ended June 30, 2003 is summarized below, which is accounted for under the liquidation basis of accounting, which approximates fair value (in thousands of dollars):

For the Three Months Ended June 30, 2003

Net assets in liquidation at March 31, 2003	$11,293
Net loss	(2,602)

Net assets in liquidation at June 30, 2003	$8,691

For the Six Months Ended June 30, 2003

Net assets in liquidation at December 31, 2002	$10,486
Net loss	(1,795)

Net assets in liquidation at June 30, 2003	$8,691

The loss from operations during the three months ended June 30, 2003 is primarily the result of the Company’s acquisition of the Liquidating Trusts interest in MILPI (See Note 3).

Equity Interests in Equipment Growth Funds

MILPI has an equity interest ranging from 1% to 15% in several equipment leasing programs (PLM Equipment Growth Fund V and VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I LLC and PLM Equipment Growth Fund I, II, III and IV Liquidating Trusts) called the Equipment Growth Funds ("EGF Programs"). The Company recognizes income from these interests as equity income in affiliated companies and is recognized as earned by the programs. FSI is the general partner or manager in the EGF Programs. The Company received $0.8 million and $0.9 million in cash distributions from the EGF Programs during the six months ended June 30, 2003 and 2002.

The summarized combined financial data for the EGF Programs, excluding PLM Equipment Growth Fund III in 2003 which is discussed below, for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Total revenues	$14,376	$21,001	$31,604	$41,596
Total expenses	(13,671)	(13,000)	(27,031)	(28,555)
Net income	$705	$8,001	$4,573	$13,041

On December 31, 2002, PLM Equipment Growth Fund III Liquidating Trust was established and all of the assets and liabilities of PLM Equipment Growth Fund III were transferred to the PLM Equipment Growth Fund III Liquidating Trust. The summarized financial information for PLM Equipment Growth Fund III Liquidating Trust as of and for the three and six months ended June 30, 2003 is summarized below. The entity is accounted for under the liquidation basis of accounting which approximates fair value (in thousands of dollars):

For the Three Months Ended June 30, 2003

Net assets at March 31, 2003	$2,919
Distributions	(5,611)
Net increase in liquidation value	5,792

Net assets in liquidation at June 30, 2003	$3,100

For the Six Months Ended June 30, 2003

Net assets at December 31, 2002	$2,784
Distributions	(5,611)
Net increase in liquidation value	5,927

Net assets in liquidation at June 30, 2003	$3,100

The Company reviews the carrying value of its investments for recoverability whenever there is an indicator of impairment that is considered other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the asset balance is written-down to its fair value. Based on liquidation analyses during the six months ended June 30, 2003, the Company recorded an impairment of $0.2 million on its equity investment in the Growth Fund III Liquidating Trust and $0.1 million on another of the EGF Programs which entered liquidation on September 30, 2003. The impairments were the result of a decline in the fair market value of the underlying equipment.

On September 30, 2003, three of the EGF Programs adopted formal plans of liquidation and transferred their assets to three separate liquidating trusts. As of September 30, 2003, a total of four EGF Programs were in their active liquidation phase.

As discussed in Note 3, the Company purchased the existing minority interest in MILPI in the second quarter of 2003. In connection with the acquisition, the Company obtained a fairness opinion from an independent valuation company on the purchase price of the minority interests. The acquisition resulted in a $2.0 million "excess over cost". In accordance with SFAS No. 141, the "excess over cost" is to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets. Approximately $1.4 million of the "excess over cost" was allocated to the carrying value of the Company’s interest in the EGF Programs.

NOTE 7- INTERESTS IN NON-AFFILIATED COMPANIES

The Company has equity interests in the following non-affiliated companies (in thousands of dollars):

	June 30, 2003	December 31, 2002

Interest in Mountain Resort Holdings LLC and Mountain Springs Resort LLC	$7,502	$5,576
Interest in EFG/Kettle Development LLC	8,105	7,263
Interest in Rancho Malibu	11,611	-
Other	463	466

Total	$27,681	$13,305

The Company recorded equity income (loss) in its interest in non-affiliated companies for the three and six months ended June 30, 2003 and 2002, respectively (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

		(Restated)		(Restated	)
Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC	$(951)	$(1,785)	$1,926	$1,887
EFG/Kettle Development, LLC	23	14	(53)	(188)
Rancho Malibu	-	-	-	-
Net (loss) income	$(928)	$(1,771)	$1,873	$1,699

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

Mountain Resort is primarily a ski and mountain recreation resort located in California. Mountain Springs has majority ownership in DCS/Purgatory LLC ("Purgatory"), a ski resort located in Colorado. The Company’s ownership interests in Mountain Resort and Mountain Springs are accounted for using the equity method of accounting. No distributions were received from these investments during the six months ended June 30, 2003 and 2002.

On August 1, 2001, EFG Kirkwood entered into a guarantee agreement whereby EFG Kirkwood guarantees the payment obligations under a revolving line of credit between Mountain Springs and a third party lender. Another investor in the ski resort also separately guarantees the payment obligation under the line of credit. The amount of the guarantee is equal to the outstanding balance of the line of credit which cannot exceed the principal balance of $3.5 million. The revolving line of credit is scheduled to mature in October 2004. The Company’s guarantee would require payment only in the event of default on the line of credit by Purgatory in an amount equal to amounts advanced less any amounts recovered by the other guarantor on the line. As of June 30, 2003, there was $3.1 million outstanding on the line of credit.

The table below provides comparative summarized statement of operations data for Mountain Resort and Mountain Springs for the three and six months ended June 30, 2003 and 2002. The operating companies have a fiscal year end of April 30 th , which is different from the Company’s fiscal year (in thousands dollars).

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Mountain Resorts
Total revenues	$ 5,003	$ 4,071	$ 21,686	$ 20,476
Total expenses	(5,821)	(5,360)	(17,052)	(16,571)

Net (loss) income	$(818)	$(1,289)	$4,634	$3,905

Mountain Springs
Total revenues	$870	$480	$9,711	$9,882
Total expenses	(2,979)	(3,176)	(9,376)	(9,284)

Net (loss) income	$(2,109)	$(2,696)	$335	$598

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

In accordance with the ownership agreements, decisions require unanimous consent by both the limited partners and the general partner and each owner has the ability to veto a proposal by the other partner. The Company accounts for its ownership interest in KVD LP using the equity method of accounting. The Company received no distributions during either of the six months ended June 30, 2003 or 2002. At June 30, 2003, the Company recorded a foreign currency translation adjustment of $0.9 million, included in accumulated other comprehensive income and reported as a component of the Statement of Changes in Stockholders’ Deficit, reflecting a strengthening of the Canadian dollar against the U.S. dollar at the end of the second quarter of 2003. Translation adjustments for prior periods have been immaterial.

The table below provides KVD LP’s summarized consolidated statement of operations data for the three and six months ended June 30, 2003 and 2002 (in thousands of dollars):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Total revenues	$1,959	$1,029	$2,489	$1,277
Total expenses	(1,925)	(1,103)	(2,609)	(1,487)

Net income (loss)	$34	$(74)	$(120)	$(210)

Interest in Rancho Malibu

As discussed in Note 5, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. In accordance with the amended partnership agreement, decisions require a unanimous consent by both partners and each owner has the ability to veto a proposal by the other partner. Accordingly, the Company no longer has a controlling interest in the assets but has the ability to exercise significant influence over the daily operations. Therefore, the Company’s interest in Rancho Malibu was accounted for under the equity method of accounting beginning June 23, 2003. Prior to June 23, 2003, the Company consolidated Rancho Malibu’s balance sheet and statement of operations.

As discussed in Note 3, the Company purchased the existing minority interest in MILPI in the second quarter of 2003. In connection with the acquisition, the Company obtained a fairness opinion from an independent valuation company on the purchase price of the minority interests. The acquisition resulted in a $2.0 million "excess over cost". In accordance with SFAS No. 141, the "excess over cost" is to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets. Approximately $0.6 million of the "excess over cost" was allocated to the carrying value of the Company’s interest in Rancho Malibu.

Through June 30, 2003, Rancho Malibu remains under development and all costs have been capitalized to the development. No distributions were received from Rancho Malibu during 2003.

NOTE 8- CONTINGENT LIABILITIES

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

Guaranteed Obligations

As of June 30, 2003 and 2002, MILPI had guaranteed certain obligations up to $0.4 million of a Canadian railcar repair facility, in which PLM had a 10% ownership interest. This obligation was accrued at June 30, 2003 and 2002 and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Commitment to Purchase and Lease Railcars

As further discussed in Note 4, MILPI arranged for the lease or purchase of pressurized tank railcars with a value of approximately $76.0 million. As of September 30, 2003, the remaining balance of railcars required to be purchased and leased under the agreement are $7.4 million and 415 railcars with a value of $29.5 million, respectively. The Company estimates that these remaining railcars will be purchased and leased during the remainder of fiscal 2003 and 2004.

Lease Agreements

PLM has entered into operating leases for office space. PLM’s total net rent expense was $72,000 and $0.1 million for the three and six months ended June 30, 2003 and $0.1 million and $0.6 million for the three and six months ended June 30, 2002, respectively. Rent expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Future payments under lease agreements are $0.2 million for the remainder of 2003, $0.2 million in 2004, $0.1 million in 2005 and $0 thereafter.

Future receipts under a non-cancelable sublease are as follows: $29,000 for the remainder of 2003 and $24,000 in 2004.

Other Matters

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

NOTE 9- RELATED PARTY TRANSACTIONS

proposed equity transaction with affiliates

In May 2003, the Company received a proposal from Mr. Engle and Mr. Coyne, respectively Semele’s CEO and President, who together with their affiliates were the beneficial owners of approximately 58% of the outstanding Semele common stock at the date of the proposal, for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by the Company’s management for $1.20 per share. See the revised offer received from Mr. Engle and Mr. Coyne in November 2003 included in Note 12.

Fees and expenses paid to affiliates

Fees and other costs incurred during the three and six months ended June 30, 2003 and 2002, which were paid to affiliates or accrued by the Company to be paid to affiliates, are as follows (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

		(Restated)		(Restated	)
Equipment management fees	$116	$96	$206	$232
Administrative charges	69	118	145	450

Total	$185	$214	$351	$682

EFG is compensated for its services to the Trusts. Such services include all aspects of acquisition, management and disposition of equipment. Administrative charges represent amounts charged by EFG to the Trusts, pursuant to Section 10.4(c) of the Trust Agreements, for persons employed by EFG who are engaged in providing administrative services to the Trusts.

Due From Affiliates

Amounts due from affiliates are summarized below (in thousands of dollars):

	June 30, 2003	December 31, 2002

Loan obligations due from Mr. Engle and Mr. Coyne	$2,937	$2,937
Interest receivable on loan obligations due from Mr. Engle and Mr. Coyne	912	780
Management fees receivable from PLM Equipment Growth Funds	638	670
Rents receivable from EFG escrow (1)	456	120

Total	$4,943	$4,507

(1) All rents and proceeds from the disposition of equipment by the Company are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis. These amounts were paid to the Company in July 2003 and January 2003, respectively.

Indebtedness and Other Obligations to Affiliates

A summary of the Company’s indebtedness and other obligations to affiliates appears below (in thousands of dollars):

	June 30, 2003	December 31, 2002

Principal balance of indebtedness to affiliates	$24,358	$28,774
Accrued interest due to affiliates	3,660	4,055
Other (1)	142	178

Total	$28,160	$33,007

(1) Consists primarily of amounts due to EFG for management fees and administrative services. Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreements, for persons employed by EFG who are engaged in providing administrative services to the Trusts.

Principal Balance of Indebtedness to Affiliates

The principal balance of the Company’s indebtedness to affiliates at June 30, 2003 and December 31, 2002 consists of the obligations listed below (in thousands of dollars):

. . . . . .	. . Balance at June 30, 2003	Due within one year, adjusted for amendments to extend payments, or on demand after June 30, 2003	Balance at December 31, 2002 .

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation, 7% annual interest; maturing in Jan. 2005. (1) (3)	$ 8,625	$ --	$ 8,625
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7% annual interest; maturing in Jan. 2005. (1) (3)	4,377	--	4,377

Sub-total	$ 13,002	$ --	$ 13,002

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation; 11.5% annual interest; due on demand. (1) (2)	687	687	687
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 11.5% annual interest; due on demand. (1) (2)	349	349	349

Sub-total	$ 1,036	$ 1,036	$ 1,036

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from purchase of Equis II Corporation, 7.5% annual interest; maturing on Aug. 8, 2007. (1) (2)	1,261	--	1,261
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7.5% annual interest; maturing on Aug. 8, 2007. (1) (2)	640	--	640

Sub-total	$ 1,901	$ --	$ 1,901

Note payable to EFG for purchase of Ariston Corporation; 7% annual interest; maturing in Jan. 2005. (4)	$ 8,419	--	$ 8,419
Non-recourse note payable to EFG for purchase of Special Beneficiary Interests; 7% annual interest; maturing on Nov. 18, 2009. (6)	$ --	--	$ --
Notes payable to affiliates for 1997 asset purchase; 10% annual interest; maturing on Apr. 1, 2003. (5)	$ -- .	--	$ 4,416

Total	$24,358	$1,036	$28,774

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
(3)    The notes to Mr. Engle (and related family trusts/corporation) become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a Director of the Company, except if he resigns voluntarily or is terminated for cause. Similarly, the notes to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a Director of the Company, except if he resigns voluntarily or is terminated for cause. As of June 30, 2003, approximately $6.0 million of the outstanding principal balance was due in October 2002 and January 2003. In addition, approximately $4.0 million of the outstanding principal was due in May 2003. Subsequent to June 30, 2003, the Company amended these debt agreements such that the principal payments were due in January 2005 (See Note 12).
(4)    In 1998, the Company issued a $10.5 million non-recourse purchase-money promissory note to EFG in conjunction with the acquisition of Ariston. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest prior to the maturity date only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston. As of June 30, 2003, the note was due to mature August 31, 2003 with recourse to the common stock of Ariston. Subsequent to June 30, 2003, the Company amended the note’s repayment schedule with the principal balance due in January 2005 (See Note 12). The table above has been adjusted to reflect this amendment. Cash distributions by Ariston require the consent of EFG until such time that the Company’s obligation to EFG under the note is paid.
(5)    In 1997, the Company borrowed $4.4 million from certain affiliates controlled by Mr. Engle, including $0.5 million from AFG Investment Trust A, a subsidiary. The notes were secured by the Company’s interest in Rancho Malibu. As discussed in note 5, Semele Group, Inc. transferred its interest in Rancho Malibu to a wholly-owned subsidiary of MILPI, RMLP, Inc. Semele Group, Inc.’s ownership interest was transferred in consideration for a $2.5 million promissory note, 182 shares (15.4% interest) in RMLP, Inc. and $5.5 million cash. Cash received from the transfer was used to pay the outstanding principal and interest due on the note.
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

As of June 30, 2003, as adjusted for the amended note agreement discussed in Note 12, the annual maturities of the notes are scheduled to be paid as follows (in thousands of dollars):

June 30, 2004	$ 1,036
2005	21,421
2006	-
2007	-
2008	1,901

Total	$24,358

NOTE 10- SEGMENT REPORTING

At June 30, 2003, the Company was engaged in three operating segments: 1) equipment leasing 2) equipment management and 3) real estate ownership, development and management. The equipment leasing segment includes acquiring and leasing to third parties a portfolio of capital equipment. The equipment management segment includes the Company’s interest in MILPI’s EGF Programs and a portfolio of railcars. The real estate operating segment includes the Company’s ownership interest in Rancho Malibu, AFG International, Mountain Springs, Mountain Resorts, Kettle Valley and other miscellaneous minority interest investments.

The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

During the fourth quarter of 2002, the Company increased its number of reportable segments to include the equipment management segment. Previously, the Company reported on two operating segments: Equipment leasing and real estate. Equipment management was previously included in the equipment leasing segment. Segment information for the three and six months ended June 30, 2002 has been revised to reflect the additional operating segment.

Segment information for the three and six months ended June 30, 2003 and 2002 is summarized below (in thousands of dollars):

                <BTB>
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

.
		(Restated)		(Restated )
Revenues:
Equipment leasing	$3,234	$3,470	$6,110	$6,565
Equipment management	1,244	1,388	3,357	3,074
Real estate	290	308	559	659

Total	4,768	5,166	10,026	10,298

Operating Expenses and Fees and Expenses – Affiliate:
Equipment leasing	1,018	1,470	1,932	2,173
Equipment management	888	451	1,720	1,267
Real estate	10	34	40	97

Total	1,916	1,955	3,692	3,537

Interest Expense and Interest Expense – Affiliate:
Equipment leasing	1,080	1,280	2,122	2,640
Equipment management	-	-	-	-
Real estate	192	246	384	494

Total	1,272	1,526	2,506	3,134

Depreciation and Amortization:
Equipment leasing	1,552	2,225	3,173	4,569
Equipment management	248	29	258	99
Real estate	90	95	180	189

Total	1,890	2,349	3,611	4,857

Impairment of Equipment Held for Lease and Interest in Affiliated Companies:
Equipment leasing	-	1,935	-	1,935
Equipment management	277	-	277	-
Real estate	-	-	-	-

Total	277	1,935	277	1,935

Total Expenses	5,355	7,765	10,086	13,463

Loss before Equity Income (Loss), Income Taxes and Minority Interest:
Equipment leasing	(416)	(3,440)	(1,117)	(4,752)
Equipment management	(169)	908	1,102	1,708
Real estate	(2)	(67)	(45)	(121)

Total	(587)	(2,599)	(60)	(3,165)

Equity Interests Income (Loss):
Equipment leasing	(5)	(438)	(27)	(462)
Equipment management	233	288	541	343
Real estate	(1,199)	(1,771)	1,873	1,699

Total	(971)	(1,921)	2,387	1,580
Provision for Income Taxes: Equipment Management	(116)	(265)	(598)	(529)
Elimination of Consolidated Subsidiaries Minority Interests	308	3,800	(2,427)	1,866

Net Loss	$(1,366)	$(985)	$(698)	$(248)

The table below sets forth total assets organized by operating segment as of June 30, 2003 and December 31, 2002 (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Equipment Leasing	$46,970	$50,036
Equipment Management	48,708	44,400
Real Estate	41,927	40,912

Total assets	$137,605	$135,348

NOTE 11- RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires a company to consolidate the variable interest entities financial statement with its own. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  In October 2003, the FASB issued a Final FASB Staff Position deferring the effective date of FIN 46 for all public entities until the first interim or annual period ending after December 15, 2003. As such, FIN 46 will be effective for the Company as of December 31, 2003. Based on the recent release of this interpretation, the Company has not completed its assessment as to whether or not the adoption of this interpretation will have a material impact on its financial statements.

The Company is currently evaluating several companies to determine if they meet the definition of a variable interest entity as defined in FIN 46. Such companies include the Liquidating Trusts, AFG Investment Trusts C and D, EGF Programs, EFG Kirkwood, Rancho Malibu, Mountain Springs and Mountain Resorts, Kettle Valley and the Liquidating Partnerships. As of June 30, 2003, the Company’s maximum exposure of equity investments which could be effected by FIN 46 is $45.5 million, which represents the carrying value of the Company’s investments.

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

NOTE 12- SUBSEQUENT EVENTS

The Company is a participant in a $10.0 million warehouse facility. Subsequent to June 30, 2003, the Company amended the warehouse facility to extend the expiration date to December 31, 2003.

At June 30, 2003, the Company had approximately $10.0 million of related party indebtedness outstanding, which was due in October 2002 through May 2003 (See Note 9). In addition, as of June 30, 2003, approximately $8.4 million in related party indebtedness was due before December 31, 2003. Subsequent to June 30, 2003, the Company amended these debt agreements to defer maturity of these principal payments until 2005.

On August 29, 2003, Mr. Engle and Mr. Coyne purchased a total of 198,700 shares of the Company’s outstanding common stock for $1.20 per share. The 198,700 shares of common stock were owned by the Liquidating Partnerships and AFG Investment Trust A Liquidating Trust. Subsequent to this transaction, Mr. Engle and Mr. Coyne together with their affiliates are the beneficial owners of approximately 67% of the outstanding common stock.

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

In November 2003, Semele received a revised proposal from Mr. Gary Engle and Mr. James Coyne, respectively Semele’s CEO and President ("Management") for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by Management. The revised proposal supercedes their previous offer made on May 5, 2003 as discussed in Note 9. The revised proposal is an offer from Management to make a voluntary tender offer at $1.20 per share for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by Management after the Company has completed a 1 for 1000 reverse stock split in which stockholders owning fewer than 1,000 shares will receive $1.20 per pre-split share for their shares.

Item 2. Management’s Discussion of Analysis of Financial Condition and Results of Operations

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In 1999 and 2000, the Semele Group, Inc. ("Semele" or the "Company") acquired Equis II Corporation ("Equis II") and the Special Beneficiary Interests ("SB Interests") in four Delaware trusts (AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C and AFG Investment Trust D), (collectively the "Trusts"). These acquisitions were originally accounted for as a combination of entities under common control in a manner similar to a pooling of interests, which the Company believed appropriate at the time. In 2003, the Company determined the companies were not under common control and therefore these acquisitions should have been accounted for using the purchase method of accounting and that their financial statements should be restated. The principal effects of this accounting were to increase net loss for the associated amortization of tangible assets and goodwill.

In addition to the accounting for the acquisitions of Equis II and the SB Interests, the Company has restated these financial statements for its interest in Mountain Springs and Mountain Resort. The Company determined that the amounts recorded as its share of equity income (loss) on its interest in Mountain Springs and Mountain Resort (classified as "Equity Income (Loss) in Non-Affiliated Companies" in the accompanying consolidated statements of operations) for the three and six months ended June 30, 2002 were incorrect. The Company should have recorded additional equity income on these investments. The consolidated financial information for the three and six months ended June 30, 2002 has been restated to include the additional equity income for these investments.

A summary of the effects of the restatement on the Company’s 2002 stockholder’s deficit and statement of operations for the three and six months ended June 30, 2002 is summarized as follows (in thousands of dollars, except per share amounts):

	As of and for the Three Months Ended June 30, 2002

	(Restated)	(As previously reported)	Difference

Stockholders' deficit	$(7,172)	$(18,800)	$11,628
Net loss	$(985)	$(1,534)	$(549)
Loss per share	$(0.47)	$(0.74)	$(0.27)

Depreciation and amortization	$2,349	$2,162	$187
Gain on the disposition of equipment	630	94	(536)
Interest on indebtedness and other obligations - affiliates	421	581	(160)
Elimination of consolidated subsidiaries’ minority interests	3,800	3,760	(40)

Total adjustment to 2002 net loss			$(549)

	As of and for the Six Months Ended June 30, 2002

	(Restated)	(As previously reported)	Difference

Stockholders' deficit	$(7,172)	$(18,800)	$11,628
Net loss	$(248)	$(653)	$(405)
Loss per share	$(0.12)	$(0.31)	$(0.19)

Depreciation and amortization	$4,857	$4,482	$375
Gain on the disposition of equipment	693	178	(515)
Other revenue	430	390	(40)
Interest on indebtedness and other obligations - affiliates	777	1,053	(276)
Equity income in non-affiliated companies	1,699	1,019	(680)
Elimination of consolidated subsidiaries’ minority interests	(1,866)	(2,597)	731

Total adjustment to 2002 net loss			$(405)

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

The Company earns rental income from a portfolio of equipment held for lease and from two leased buildings. Rents are due monthly or quarterly and are earned based on the passage of time. Substantially all of the Company’s leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Rents received prior to their due dates are deferred. Deferred rental income was $0.5 million and $0.6 million at both June 30, 2003 and December 31, 2002, respectively.

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

The Company is currently evaluating several companies to determine if they meet the definition of a variable interest entity as defined in FIN 46. Such companies include the Liquidating Trusts, AFG Investment Trust C and D, EGF Programs, EFG Kirkwood LLC, Rancho Malibu, Mountain Springs and Mountain Resort, Kettle Valley and the Company’s investments in Liquidating Partnerships. As of June 30, 2003, the Company’s maximum exposure of equity investments which could be effected by FIN 46 is $45.5 million, which represents the carrying value of the Company’s investments.

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

RESULTS OF OPERATIONS

At June 30, 2003, the Company was engaged in three operating segments: 1) equipment leasing 2) equipment management and 3) real estate ownership, development and management. The equipment leasing segment includes acquiring and leasing to third parties a portfolio of capital equipment. The equipment management segment includes the Company’s interest in MILPI’s EGF Programs. The real estate operating segment includes the Company’s ownership interest in Rancho Malibu, AFG International, Mountain Springs, Mountain Resorts, Kettle Valley and other miscellaneous minority interest investments.

The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

During the fourth quarter of 2002, the Company increased its number of reportable segments to include the equipment management segment. Previously, the Company reported on two operating segments: Equipment Leasing and Real Estate. Equipment management was previously included in the equipment leasing segment. Segment information for the three and six months ended June 30, 2002 has been revised to reflect the additional operating segment. (See Note 10 to the unaudited consolidated condensed financial statements).

Equipment Leasing operations

A summary of the equipment leasing segment revenues for the three and six months ended June 30, 2003 and 2002 is summarized as follows (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Lease revenue	$2,977	$2,717	$5,731	$5,641
Management and acquisition fee income- affiliates	24	-	24	-
Interest and investment income	74	19	116	40
Interest income- affiliates	65	84	131	142
Gain on disposition of equipment, net	94	638	106	671
Other revenue	-	12	2	71
Total revenues	$3,234	$3,470	$6,110	$6,565

Lease revenue: During the three and six months ended June 30, 2003 and 2002, the Company recognized lease revenue of $3.0 million and $5.7 million, respectively compared to $2.7 million and $5.6 million during the same periods of 2002. Lease revenue represents rental revenue recognized from the leasing of the equipment owned by the Trusts and Rail I Investors I, LLC ("Rail I Investors"). Rail I Investors was formed in the fourth quarter of fiscal 2002 formed for the sole purpose of leasing equipment under an operating lease and re-leasing the equipment to unrelated third parties. The increase in equipment leasing revenues is attributable to a $0.4 million and $0.8 million increase in lease revenue from Rail I Investors for the three and six months ended June 30, 2003. This increase was due to an increase in the number of railcars being leased by Rail I Investors. The increases in revenues from Rail I Investors were partially offset by a decrease of $0.1 million and $0.7 million in the Trusts’ lease revenues during the three and six months ended June 20, 2003 compared to the same periods of 2002. The Trusts’ decrease in lease revenues is the result of lease terminations and the ongoing sale of equipment.

Gain on the disposition of equipment, net: During the three and six months ended June 30, 2003, the Company had net gains on the disposition of equipment of $0.1 million and $0.1 million, respectively, compared to $0.6 million and $0.7 million for the same periods of 2002. The Company received cash of $0.4 million and $2.8 million associated with the disposition of equipment during the six months ended June 30, 2003 and 2002, respectively. The decrease in the gain on the sale of equipment is attributable to the Company selling less equipment during the six months ended June 30, 2003 compared to the same periods of in 2002.

Management and acquisition fee income- affiliates: Management fees earned from affiliates were $24,000 for both the three and six months ended June 30, 2003. Management fees earned during 2003 were attributable to lease revenue earned by the Liquidating Trusts. In fiscal 2002, the Liquidating Trusts were consolidated in the Company’s financial statements and management and acquisition fee income- affiliates earned from the Liquidating Trusts were eliminated in consolidation.

Operating expenses and fees and expenses- affiliate: Operating expenses and fees and expenses- affiliate were $1.0 million and $1.9 million for the three and six months ended June 30, 2003 compared to $1.5 million and $2.2 million, respectively for the same periods of 2002. The decrease in operating costs and management fees- affiliate of $0.5 and $0.3 million for the three and six months ended June 30, 2003 compared to the same periods of the prior year is primarily due to a decrease in the operating expenses of the Trusts of $0.8 million and $1.0, respectively, offset by $0.3 million and $0.7 million of operating expenses incurred by Rail I Investors in the three and six months ended June 30, 2003. The decrease in the Trusts’ operating expenses is primarily due to lease terminations and the ongoing sale of equipment. Rail I Investors operating expenses primarily consisted of lease expenses. The increase in Rail I Investors expense is due to the growth in its railcar portfolio.

Fees and other costs paid to affiliates during the three and six months ended June 30, 2003 and 2002, which are included as operating expenses and fees and expenses - affiliate in the segment table above, are as follows (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Equipment management fees	$116	$96	$206	$232
Administrative charges	69	118	145	450

Total	$185	$214	$351	$682

Equipment management fees and administrative charges paid to affiliates decreased due to the sale of assets during fiscal 2002 which reduced the management fees and administrative charges incurred.

Interest expense- affiliated and non-affiliated: Interest expense on affiliated and non-affiliated debt was $1.1 million and $2.1 million for the three and six months ended June 30, 2003 compared to $1.3 million and $2.6 million for the same periods of 2002. Interest expense associated with equipment leasing consists of interest associated with corporate debt, equipment leasing debt and indebtedness to affiliates. Total interest expense decreased by $0.2 million and $0.5 million for the three and six months ended June 30, 2003 compared to the same periods of 2002. The decrease is the result of principal payments made during fiscal 2002 and 2003 which reduced the outstanding loan balances.

Depreciation and amortization: Depreciation and amortization expense was $1.6 million and $3.2 million for the three and six months ended June 30, 2003 compared to $2.2 million and $4.6 million for the same periods in 2002. Depreciation and amortization is primarily comprised of depreciation of equipment on lease. Depreciation and amortization decreased by $0.7 million and $1.4 million, respectively, in the three and six months ended June 30, 2003 compared to the same periods in 2002. The decrease is attributable to the disposition of equipment during 2002 and throughout the six months ended June 30, 2003. Depreciation and amortization in this segment is expected to continue to decline in the future as the Company’s equipment portfolio is sold and not replaced.

Impairment of equipment held for lease: During the three months ended June 2002, the Company recorded an impairment in the carrying value of the Company’s 35% interest in a McDonnell Douglas MD-87 aircraft due to an offer letter received from a third party. The offer was the indicator that an impairment may exist. The Company compared the estimated undiscounted cash flows to the carrying value which indicated that an impairment existed. The resulting charge of $1.9 million was based on a comparison of the estimated fair value and carrying value of the Company’s interest in the aircraft. The estimate of the fair value was based on an offer to purchase the aircraft from an unrelated party and management’s assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

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

The decrease in the fair market value of the above aircraft was due to the effects in the airline industry following the events of September 11, 2001, along with a recession in the United States, which have continued to adversely affect the market demand for both new and used commercial aircraft. Management believes there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time. If the aircraft market continues to deteriorate from its current condition, the Company may have additional impairment changes. No impairment to equipment was recorded for the three and six months ended June 30, 2003.

Equity (loss) income in affiliated companies: Equity loss for the equipment leasing segment consists of the Company’s minority ownership interests in eleven liquidating partnerships. The Company recognized a loss on its investment of $5,000 and $27,000 during the six months ended June 30, 2003 compared to $0.4 million and $0.5 million losses during the same periods of 2002.

Equipment Management

A summary of the equipment management segment revenues for the three and six months ended June 30, 2003 and 2002 is summarized as follows (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

		(Restated)		(Restated	)
Lease revenue	$71	$18	$108	$85
Management and acquisition fee income- affiliates	946	1,185	2,683	2,451
Interest and investment income	31	81	91	157
Gain on disposition of equipment	157	22	157	22
Other revenue	39	82	318	359

Total revenues	$1,244	$1,388	$3,357	$3,074

Lease revenue: Lease revenue consists of rental revenues generated at MILPI from assets held for operating leases and assets held for sale that are on lease. Assets held for operating leases include commercial and industrial equipment. The increase in lease revenue of $23,000 for the six months ended June 30, 2003 compared to the same period of 2002 is attributable to an increase in the amount of equipment held for sale.

Management and acquisition fee income- affiliates: The equipment management’s segment revenues are derived primarily from management and acquisition fees earned on lease revenues and negotiating asset acquisitions associated with the EGF Programs. The Company earned $0.9 million and $2.7 million in management and acquisition fee income from affiliates for the three and six months ended June 30, 2003 and $1.2 million and $2.5 million for the same periods of 2002. The increase in management and acquisition fees of $0.2 million for six months ended June 30, 2003 compared to the same period in 2002 is attributable to the acquisition fees recognized by the Company related to the sale of railcars to the EGF Programs. Management fee income from affiliates is expected to decline in the future as the EGF Programs reinvestment periods expire and the EGF Programs liquidate.

Gain on the disposition of equipment, net: During both the three and six months ended June 30, 2003, the Company had net gains on the disposition of equipment of $0.2 million, compared to $22,000 for the same periods of 2002. The increase in the gain on the sale of equipment is attributable to gain on sale of the Company’s railcars to unaffiliated third parties.

Operating expenses and fees and expenses - affiliate: Operating expenses and fees and expenses - affiliate were $0.9 million and $1.7 million for the three and six months ended June 30, 2003 compared to $0.5 million and $1.3 million for the same periods of 2002. Operating expenses consist of salary, office rent, insurance, professional fees and other costs. The increase in operating expenses of $0.5 for the three and six months ended June 30, 2003 compared to the same periods of 2002 is primarily due to increased staffing related to its rail operations and increased administrative charges.

Depreciation and amortization: Depreciation and amortization was $0.2 million and $0.3 million for the three and six months ended June 30, 2003, respectively, compared to $29,000 and $0.1 million for the same periods of 2002. The increase of $0.2 million in depreciation expense is due to $0.2 million of depreciation in the second quarter of 2003 on railcars purchased by MILPI that are held for sale.

Impairment of interests in affiliated companies: The Company reviews the carrying value of its investments for recoverability whenever there is an indicator of impairment that is considered other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the asset balance is written-down to its fair value. On December 31, 2002, one of the managed programs in which the Company has an equity investment adopted a formal plan of liquidation and transferred the remaining assets of this managed program to a liquidating trust. Based on a liquidation analysis during the three months ended June 30, 2003, the Company recorded an impairment on its equity investment in two of the EGF equity investments and the liquidating trust of $0.3 million. On September 30, 2003, three additional managed programs in which the Company has an equity investment adopted formal plans of liquidation and transferred its remaining assets to liquidating trusts.

Equity income in affiliated companies: Equity income in affiliated companies for the equipment management segment consists of the Company’s minority ownership interest in the EGF Programs. The Company recognized $0.2 million and $0.5 million of equity income during the three and six months ended June 30, 2003 compared to $0.3 million for the same periods in 2002. Equity income increased by $0.2 million for the six months ended June 30, 2003 compared to the same period of 2002 due to the sale of assets by the EGF Programs in 2003 that resulted in a gain on sale.

Real estate operations

A summary of the real estate segment revenues for the three and six months ended June 30, 2003 and 2002 is summarized as follows (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

		(Restated)		(Restated	)
Lease revenue	$265	$292	$525	$585
Management and acquisition fee income- affiliates	19	12	25	70
Interest and investment income	3	4	3	4
Other revenue	3	-	6	-

Total revenues	$290	$308	$559	$659

Lease revenue. During the three and six month periods ended June 30, 2003, the Company recognized lease revenue of $0.3 million and $0.5 million, compared to $0.3 million and $0.6 million, respectively for the same periods of 2002, from real estate operations. Lease revenue from real estate operations is earned from its ownership interest in two buildings located in Washington, DC and Sydney, Australia. Lease revenue decreased in the six months ended June 30, 2003 compared to the same period of 2002 due to a renegotiation of a reduced monthly lease rate for the Sydney property in conjunction with the lease extension executed in the fourth quarter of 2002.

Management and acquisition fee income- affiliates: Kelowna Valley Projects, Inc. is a wholly-owned subsidiary of Semele Group Inc. and is the sole general partner to Kettle Valley Limited Partnership ("KVD LP"), with a .01% ownership interest in the partnership. Per the KVD LP partnership agreement, Kelowna Valley Projects, Inc. receives a 1.5% management fee on the sales price of lot sales at the development in KVD LP. During the three and six months ended June 30, 2003, the Company recorded $19,000 and $25,000, respectively, in management fees revenue associated with total lot sales compared to $12,000 and $70,000 recorded in the same periods of 2002. Kelowna Valley Projects, Inc. has no other operations other than its ownership interest in the partnership.

Operating expenses and fees and expenses - affiliate: Operating expenses were $10,000 and $40,000 for the three and six months ended June 30, 2003 compared to $34,000 and $0.1 million for the same periods in 2002. Operating expenses consist primarily of general and administrative expenses, which include salary, management fees and office related expenses resulting from the Company’s ownership of two buildings located in Washington, DC and Sydney, Australia. Operating expenses decreased by $24,000 and $0.1 million for the three and six months ended June 30, 2003 compared to the same periods of 2002 due to a decrease in the level of professional services.

Interest expense and interest expense- affiliates: Interest expense and interest expense- affiliates consists of interest on the Company’s $5.5 million note to an unrelated third party and an $8.4 million promissory note due to an affiliated entity to acquire Ariston Corporation. Third party debt was acquired to finance the acquisition of the Company’s building located in Washington D.C. Interest expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2003 compared to $0.2 million and $0.5 million, respectively for the same periods of 2002. The decrease of $0.1 million in interest expense for the six months ended June 30, 2003 compared to the same period of 2002 is due to the refinancing of the $5.5 million debt in December 2002 at a lower interest rate.

Depreciation and amortization expense: Depreciation and amortization expense was $0.1 million and $0.2 million, respectively for both the three and six month periods ended June 30, 2003 and 2002. Depreciation expense is attributable to the depreciation of the two buildings owned by the Company, which are discussed above.

Equity income (loss) in affiliated and non-affiliated companies: Equity (loss) income in affiliated and non-affiliated companies for the real estate segment consists of the Company’s minority interest in four real estate companies and its interest in two liquidating trusts:

Mountain Resort Holdings LLC ("Mountain Resort")
Mountain Springs Resort LLC ("Mountain Springs")
EFG/Kettle Valley Development LLC ("Kettle Valley")
Rancho Malibu ("Rancho Malibu")
AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust ("Liquidating Trusts")

The Company recorded equity income (loss) in its interest in affiliated and non-affiliated companies for the three and six months ended June 30, 2003 and 2002, respectively, as follows (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

		(Restated)		(Restated	)
Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC	$ (951)	$ (1,785)	$ 1,926	$ 1,887
EFG Kettle Development, LLC	23	14	(53)	(188)
Investment in Liquidating Trusts	(271)	-	-	-
Interest in Rancho Malibu	-	-	-	-

Net (loss) income	$(1,199)	$(1,771)	$1,873	$1,699

Mountain Resort and Mountain Springs: The Company, through its majority ownership of EFG Kirkwood, has equity interests in Mountain Resort and Mountain Springs, ski resorts located in Kirkwood, California and Durango, Colorado, respectively. As the Company no longer has control in the Liquidating Trusts, it no longer has 100% ownership of EFG Kirkwood.

Mountain Resort Operating Results

Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives the majority of its revenues from winter ski operations, with the remainder of the revenues generated from summer outdoor activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the three and six months ended June 30, 2003, Mountain Resort recorded total revenues of $5.0 million and $21.7 million, respectively, compared to $4.1 million and $20.5 million for the same periods in 2002, respectively. The increase of $0.9 million or 22% in total revenues during the three month period June 30, 2003 compared to the same period in 2002 is the result of an increase in ski-related revenues and residential-related revenues. Ski-related revenues increased $0.3 million for the three months ended June 30, 2003 compared to the same period in 2002. The increase is due to improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues increased $0.6 million for the three months ended June 30, 2003 compared to the same period in 2002. The increase is primarily attributable to an increase in the number of condominium sales during 2003 compared to 2002. During the six month period ended June 30, 2003, total revenues increased by $1.2 million or 6% compared to the same period in 2002. The increase is attributable to an increase in residential-related revenues.

During the three and six months ended June 30, 2003, Mountain Resort recorded total expenses of $5.8 million and $17.1 million, respectively, compared to $5.4 million and $16.6 million for the same periods in 2002. The increase in total expenses of $0.4 million or 7% for the three month period June 30, 2003 compared to the same period in 2002, is primarily attributable to an increase in non-ski related operating expenses. During the six months ended June 30, 2003 compared to the same period in 2002 operating expenses increased $0.5 million or 3% primarily as a result of an increase in cost of sales from condominium units sold in the six months ended June 30, 2003 compared to the same period in 2002, as also discussed above.

Mountain Springs

Mountain Springs is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails located near Durango, Colorado. Mountain Springs receives the majority of its revenues from winter ski operations, with the remainder of revenues generated from summer outdoor activities.

During the three and six months ended June 30, 2003, Mountain Springs recorded total revenues of $0.9 million and $9.7 million, respectively, compared to $0.5 million and $9.9 million for the same periods in 2002. The increase of $0.4 million in total revenues during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is the result of favorable weather conditions during the ski season, which attracted more skiers.

Total expenses were $3.0 million and $9.4 million for the three and six months ended June 30, 2003 compared to $3.2 million and $9.3 million for the same periods in 2002. The increase in total expenses for the six months ended June 30, 2003 compared to the same period in 2002 of $0.1 million is a result of increased general and administrative costs during 2003.

The Company recorded income (loss) from its equity investment in Mountain Springs and Mountain Resort of $(1.0) million and $1.9 million for the three and six months ended June 30, 2003 compared to income (loss) of $(1.8) million and $1.9 million for the same periods of 2002.

Kettle Valley: Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by KVD LP, consists of approximately 270 acres of land that is zoned for 1,120 residential units in addition to commercial space. The Company recorded equity income of $23,000 and an equity loss of $53,000, respectively, during the three and six months ended June 30, 2003 compared to equity income of $14,000 and an equity loss of $188,000, respectively, for the same periods of 2002. The decrease in loss from the prior period is attributable to an increase in the number of lot and home sales from the prior year.

During the three and six months ended June 30, 2003, Kettle Valley recorded revenues of $2.0 million and $2.5 million, respectively, compared to $1.0 million and $1.3 million, respectively, for the same periods in 2002. The increase in revenue for the three and six months ended June 30, 2003 compared to the same period in 2002 is attributable to an increase in the completion and sale of residential lots and homes during 2003 compared to 2002. The increase in residential sales is attributable to lower residential mortgage rates. As such, residential sales may decline in the future if mortgage rates increase.
Kettle Valley incurred total expenses of $1.9 million and $2.6 million during the three and six months ended June 30, 2003, respectively, compared to $1.1 million and $1.5 million, respectively, for the same periods in 2002. The increase in total expenses for the three and six months ended June 30, 2003 compared to the same period in 2002 is attributable to the cost of sales associated with the increased sales of residential lots and homes.

Liquidating Trusts: The Company owns a pro rata beneficial interest in the Liquidating Trusts associated with its Class B Interest, SB Interest and Managing Trustee interest in the two trusts. In the fourth quarter of fiscal 2002, the two trusts adopted a formal plan of liquidation and transferred its assets to respective liquidating trusts. Prior to adopting a formal plan of liquidation, the Company consolidated the financial statement of the trusts. The Company recorded $(0.3) million and $0 in equity income (loss) associated with its interest in the Liquidating Trusts for the three and six months ended June 30, 2003. Equity income was not recorded in the six months ended June 30, 2002 since the financial operations of the Trusts were consolidated during fiscal 2002.

Rancho Malibu: The Company has an investment in a partnership that owns 274 acres of undeveloped land north of Malibu, California in a development company called "Rancho Malibu" or the "Malibu property". 40 acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space.

On June 23, 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. The third party investor contributed $2.0 million to Rancho Malibu and is the development general partner. In accordance with the amended partnership agreement, decisions require a unanimous consent by both partners and each owner has the ability to veto a proposal by the other partner. Accordingly, the Company no longer has a controlling interest in the assets but has the ability to exercise significant influence over the daily operations. Therefore, the Company’s interest in Rancho Malibu was accounted for under the equity method of accounting beginning June 23, 2003. Prior to June 23, 2003, the Company consolidated Rancho Malibu’s balance sheet and statement of operations. Through June 30, 2003, Rancho Malibu remains under development and all costs have been capitalized to the development.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for the six months ended June 30, 2003 were satisfied through cash flow from operations, proceeds from equipment sales, borrowings under the Company’s existing credit facilities and distributions from equity investments. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. In addition, future inflows of cash from equity investments will vary in timing and will also be influenced by many factors not controlled by the Company.

Rents and other receivables increased by $0.5 million or 52% from December 31, 2002 to June 30, 2003. The increase in rents receivable is attributable to the timing of the sale of equipment and rental receipts during the six months ended June 30, 2003.

Equipment held for lease decreased by $3.5 million or 9% from December 31, 2002 to June 30, 2003. The majority of the decrease, $3.2 million, was attributable to depreciation expense recorded during the six months ended June 30, 2003. In addition to depreciation expense, the Company sold equipment during the six months ended June 30, 2003 with a net book value of $0.3 million.

Equipment held for sale increased by $5.8 million or 93% from December 31, 2002 to June 30, 2003. As of December 31, 2002, MILPI had purchased $6.2 million in railcars all of which were subsequently sold in the first quarter of 2003 to an affiliated company. During the second quarter of 2003, MILPI purchased an additional $12.1 million of railcars that are held for sale at June 30, 2003. As of September 30, 2003, all of these railcars were on lease to unrelated third parties or in storage. The Company anticipates these railcars will be sold to an affiliated program or an unaffiliated third party in the first quarter of 2004.

Real estate held for development decreased by $13.0 million or 100% from December 31, 2002 to June 30, 2003. Real estate held for development decreased because the Company no longer consolidated the assets of Rancho Malibu as of June 30, 2003. On June 23, 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. In accordance with the amended partnership agreement, decisions require a unanimous consent by both partners and each owner has the ability to veto a proposal by the other partner. Accordingly, the Company no longer has a controlling interest in the assets but has the ability to exercise significant influence over the daily operations. Therefore, the Company’s interest in Rancho Malibu was accounted for under the equity method of accounting beginning June 23, 2003. Prior to June 23, 2003, the Company consolidated Rancho Malibu’s balance sheet and statement of operations.

Buildings decreased by $0.2 million or 2% from December 31, 2002 to June 30, 2003 due to depreciation expense recorded during the six months ended June 30, 2003.

Interests in affiliated companies decreased by $1.9 million or 10% from December 31, 2002 to June 30, 2003. Interests in affiliated companies consists of the Company’s interest in the Liquidating Partnerships, the Liquidating Trusts and the EGF Programs. The decrease was primarily attributable to $1.4 million of "excess over cost" allocated to the Company’s interest in the EGF Programs during the second quarter of 2003. In May of 2003, the Company purchased the existing minority interest in MILPI. In connection with the acquisition, the Company obtained a fairness opinion from an independent valuation company on the purchase price of the minority interests. The acquisition resulted in a $2.0 million "excess over cost". In accordance with SFAS No. 141, the "excess over cost" is to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets. Approximately $1.4 million of the "excess over cost" was allocated to the carrying value of the Company’s interest in the EGF Programs. The remaining decrease was attributable to $0.8 million of cash distributions received from the EGF Programs and $0.3 million impairment recorded in the Company’s minority interest investment in one of the EGF Programs that entered into liquidating during 2003. This decrease was partially offset by $0.5 million in equity income recorded during the six months ended June 30, 2003.
Interests in non-affiliated companies increased by $14.4 million or 108% from December 31, 2002 to June 30, 2003. The increase in the Company’s interest in non-affiliated companies is primarily attributable to a change in control of the Company’s interest in Rancho Malibu, which increased the Company’s interest in non-affiliated companies by $13.2 million. On June 23, 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. The third party investor contributed $2.0 million to Rancho Malibu and is the development general partner. In accordance with the amended partnership agreement, decisions require a unanimous consent by both partners and each owner has the ability to veto a proposal by the other partner. Accordingly, the Company no longer has a controlling interest in the assets but has the ability to exercise significant influence over the daily operations. Therefore, the Company’s interest in Rancho Malibu was accounted for under the equity method of accounting beginning June 23, 2003. Prior to June 23, 2003, the Company consolidated Rancho Malibu’s balance sheet and statement of operations. In addition, the Company recognized $1.9 million of equity income recorded for the Company’s portion of the investee’s net income, $0.9 million of non-cash income recognized for the effect of the change in the exchange rate related to the Company’s investment in Kettle Valley, located in British Columbia, Canada and $0.1 million of additional investment in Rancho Malibu to finance construction costs, which were incurred in June 2003 after the partnership agreement was amended to allow for the additional partner.

The increases in the Company’s interest in non-affiliated companies was primarily offset by a $1.0 million reduction in the Company’s investment in Rancho Malibu due to the issuance of additional partnership interest. In accordance with the provisions of SEC Staff Accounting Bulletin No. 51 and 84 ("SAB 51 and 84"), the Company evaluated its investment in Rancho Malibu. In order to reflect the issuance of partnership interest to the additional partner, the Company recorded a loss of $1.0 million on the transaction which is reflected as an equity transaction in the accompanying Statement of Changes in Stockholder’ Deficit as " Decrease in capital related to issuance of partnership interest of equity investment." The remaining decrease is attributable to $0.6 million of "excess over cost" allocated to the Company’s interest in Rancho Malibu during the second quarter of 2003. In May of 2003, the Company purchased the existing minority interest in MILPI. In connection with the acquisition, the Company obtained a fairness opinion from an independent valuation company on the purchase price of the minority interests. The acquisition resulted in a $2.0 million "excess over cost". In accordance with SFAS No. 141, the "excess over cost" is to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets. Approximately $0.6 million of the "excess over cost" was allocated to the carrying value of the Company’s interest in Rancho Malibu. Interests in non-affiliated companies primarily consists of interests in Mountain Springs, Mountain Resort, Kettle Valley, Rancho Malibu and two liquidating trusts.

Other assets increased by $0.5 million or 11% from December 31, 2002 to June 30, 2003. In the first quarter of 2003, the Company renewed its directors and officers insurance policy for the year, which increased other assets by $0.3 million, net of amortization recorded on the policy. The remaining increase of $0.2 million in other assets is attributable to an increase in the cash surrender value life of the Company’s life insurance policies and other miscellaneous assets.

Due from affiliates increased by $0.4 million or 10% from December 31, 2002 to June 30, 2003. Management fees receivable increased by $0.3 million due the timing of when rents were remitted to the Trusts. The remaining increase was attributable to a $0.1 million increase in interest receivable on loan obligations due from Mr. Engle and Mr. Coyne.

Accounts payable and accrued expenses increased by $12.0 million or 134% from December 31, 2002 to June 30, 2003. During the first quarter of 2003, approximately $1.7 million of cash for shares not tendered in the PLM tender offer was remitted to MILPI. Upon receipt of the cash, the Company recorded the cash and a corresponding liability to reflect the associated obligation. The remaining increase of $10.3 million was primarily due to outstanding invoices for railcars purchased in the second quarter of 2003 that were paid in the third quarter of 2003. The cash for these purchases came from borrowings under the Company’s warehouse facility.

Indebtedness to unrelated third parties increased by $1.9 million or 4% from December 31, 2002 to June 30, 2003 due to $2.8 million of principal payments made amortizing the balance of the debt offset by $4.7 million of proceeds received by the Company on the warehouse line of credit and other debt facilities used for railcar purchases.

Indebtedness and other obligations to affiliates decreased by $4.8 million or 15%. The decrease in indebtedness and other obligations to affiliates is attributable to the payment of the $4.4 million note and related accrued interest totaling $4.5 million associated with the sale of the Malibu property. In addition, the Company also paid $1.1 million of accrued interest associated with the $8.4 million note issued to purchase Ariston Corporation. These payments were offset by $0.8 million of accrued interest recorded during the six months ended June 30, 2003 associated with its outstanding related party debt.

Deferred income taxes decreased by $0.6 million or 5% from December 31, 2002 to June 30, 2003. The decrease is attributable to a change in the Company’s temporary differences between the tax basis of assets and liabilities and the carrying values for financial statement purposes.

MILPI Holdings LLC

At September 30, 2003, MILPI had total assets of $61.5 million consisting primarily of $18.5 million of investments in the EGF Programs, $15.8 million of railcars held for sale, an $11.9 million investment in RMLP, Inc and goodwill of $8.1 million. The remaining assets of $7.2 million primarily consisted of cash, receivables and other assets.

MILPI had total liabilities of $36.1 million and $0.8 million of minority interest in its investment in RMLP, Inc at September 30, 2003. Liabilities primarily consisted of $10.0 million balance on the warehouse line of credit used for the railcar purchases discussed below, $11.9 million in deferred income taxes, $2.9 million in note payable to an unrelated third party discussed below, $2.5 million note payable to a related party discussed below and $8.8 in accounts payable and other liabilities.

MILPI is a participant in a $10.0 million warehouse credit facility, which expires in December 2003. The warehouse credit facility is shared by MILPI and several of its managed equipment leasing programs. All borrowings are guaranteed by MILPI. MILPI borrowed $10.0 million under the warehouse credit facility at September 30, 2003.

MILPI had cash flows from operations of $2.5 million for the nine months ended September 30, 2003. Cash flows from operations were used to purchase railcars, purchase AFG Investment Trust A and B Liquidating Trust’s interest discussed below and purchase an interest in RMLP, Inc. as discussed below.

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

Rail Investors I, LLC

Rail Investors I, LLC was formed in the fourth quarter of fiscal 2002 and is a wholly owned subsidiary of Semele Group Inc. Rail Investors I, LLC was formed for the sole purpose of leasing equipment under an operating lease and re-leasing the equipment to unrelated third parties. During the three and six months ended June 30, 2003, the Company recorded $0.4 million and $0.8 million, respectively in lease revenues and $0.3 million and $0.7 million in operating costs.

As of September 30, 2003, Rail Investors I, LLC had total assets of $0.3 million, which consisted primarily of cash and accounts receivable. In addition, it had leased 320 railcars under a ten year operating lease and subsequently sub-leased the equipment. Rail Investors I, LLC may lease up to an additional 415 railcars over the next 15 months. As these railcars are leased, revenues and expenses are expected to increase. Under its lease for the railcars, Rail Investors I, LLC is required to fund a maintenance and security deposit account. The Company expects all cash generated from the Rail Investors I, LLC over the next twelve months to be used to fund these accounts.

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

AFG International

AFG International had total assets of $12.0 million at September 30, 2003. Total assets consisted primarily of buildings and land which had a net book value of $11.4 million and cash and receivables of $0.6 million. AFG International had total liabilities of $6.2 million which consisted primarily of a loan of $5.4 million. The loan matures in December 2005 and carries a variable interest rate. From January 1, 2003 through October 31, 2003, AFG International paid $0.7 million in distributions to its investors. Approximately $0.4 million of the cash distributed was paid to consolidated subsidiaries of the Company.

Minority Interest Investments

The Company owns minority interest investments in several equipment leasing and real estate companies, which are accounted for under the equity method of accounting. The financial position and liquidity of these companies could have a material impact on the Company. A description of the Company’s minority interest investments and a brief summary of the financial position are summarized below:

The Company has minority interest investments in the following entities as of June 30, 2003 (in thousands of dollars):

June 30, 2003

Interest in EFG/Kettle Development LLC	$8,105
Interest in Mountain Resort Holdings LLC and Mountain Springs Resort LLC	7,502
Interest in liquidating partnerships	295
Interest in liquidating trusts	-
Interest in EGF Programs	17,414
Interest in Rancho Malibu	11,611
Other	463

Total	$45,390

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 270 acres of land that is zoned for 1,120 residential units in addition to commercial space. Through October 31, 2003, 165 residential units have been constructed and sold.

As of September 30, 2003, Kettle Valley had current assets of $15.5 million, which consisted of $ $14.4 million of land under development, $1.0 million of inventory properties, $82,000 of unrestricted cash, accounts receivables and prepaid assets. Long term assets consist primarily of income producing properties of $1.4 million and restricted cash of $0.4 million.

As of September 30, 2003, Kettle Valley had total liabilities of $4.6 million, which consisted of $1.7 million in debt to third parties, $2.0 million of debt to related parties and $0.9 million of accounts payable and accrued liabilities. Because the real estate is in the early phase of development, the net loss and negative cash flows from operations are expected to continue for some time. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. Kettle Valley did not pay dividends during the first nine months of 2003 or in 2002 and does not anticipate paying dividends in the next twelve months. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders, outside investors or additional debt.

Mountain Springs and Mountain Resorts

EFG Kirkwood was formed for the purpose of acquiring a minority interest in two real estate investments. The investments consist of an interest in two ski resorts: Mountain Resort and Mountain Springs. EFG Kirkwood has no other significant assets other than its interest in the ski resorts.

Mountain Spring's primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Additional cash flow is provided by its real estate development activities and by the resort’s summer recreational programs. When out of season, operations are funded by available cash and through the use of a $3.5 million dollar line of credit, which is guaranteed by EFG Kirkwood. Mountain Springs did not make any distributions during the nine months ended September 30, 2003 or in 2002 and does not expect to pay any distributions in the near future. Excess cash flows will be used to finance development on the real estate surrounding the resort.

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

Mountain Resort’s primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Mountain Resort did not pay any distributions during the nine months ended September 30, 2003 or in 2002 and does not expect to pay any distributions in the near future. Cash flows will be used to finance development on the real estate surrounding the resort.

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

Liquidating Trusts

The Company has an interest in two liquidating trusts that are managed by an unaffiliated third party. The Liquidating Trusts currently operate assets in two business segments: equipment leasing and real estate ownership, development and management. Equipment leasing assets consist of the Liquidating Trusts’ equipment held for sale or on-lease, which consists of forklifts, trucks, handling materials and other miscellaneous equipment. The Liquidating Trust’s real estate assets consist primarily of an equity ownership interest in EFG Kirkwood.

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

In October 2003, the Company determined that it would stop regular distributions from Fund I. The Company will review the liquidity of Fund I on a regular basis to determine the amount or timing of any future distributions.

Interest in Rancho Malibu

In March 2003, Semele Group Inc. transferred its interest in Rancho Malibu to RMLP, Inc., a wholly-owned subsidiary of MILPI, for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15.4%) interest in RMLP, Inc. Proceeds from the transfer were used to pay the outstanding principal and accrued interest of the $4.4 million note secured by the property.

On June 23, 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. The third party investor contributed $2.0 million to Rancho Malibu and is the development general partner. Through September 30, 2003, Rancho Malibu remains under development and all costs have been capitalized to the development. The Company does not expect any distributions from Rancho Malibu over the next twelve months nor does it expect to have to make any significant capital contributions.

Commitments and Contingencies

Commitments and contingencies as of September 30, 2003 are as follows (in thousands of dollars):

	.	Less than	1-3	4-5	After 5
Current Commitments and Contingencies	Total	1 year	Years	Years	Years

Indebtedness	$55,398	$44,007	$8,491	$-	$2,900
Indebtedness and other obligations to affiliates	24,358	1,036	21,421	1,901	-
Guarantee obligation	352	352	-	-	-
Commitment to purchase railcars	7,380	7,380	-	-	-
Commitment to lease 415 railcars	29,465	11,999	17,466	-	-
Contingent residual interest in aircraft	3,155	3,155	-	-	-
Mountain Springs debt guarantee	3,500	3,500	-	-	-

Total	$123,608	$71,429	$47,378	$1,901	$2,900

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

Commitment to Purchase and Lease Railcars: MILPI anticipates that 735 of these railcars will be leased by Rail I Investors. The remaining 315 railcars, at a cost of approximately $23.0 million, will be purchased by MILPI or one of the EGF Programs. As of September 30, 2003, approximately 66% of these railcars have been purchased by PLM Financial Services Inc. ("FSI"), a wholly-owned subsidiary of MILPI, or one of the EGF Programs for approximately $15.0 million   The remaining 34 % of these railcars will be purchased by FSI or the EGF Programs in 2004. As of September 30, 2003, the remaining balance of railcars required to be purchased and leased under the agreement are $7.4 million and 415 railcars valued at $29.5 million, respectively. The Company estimates that these remaining railcars will be purchased and leased during the remainder of fiscal 2003 and 2004.

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

The future outlook for the different operating segments of the Company is as follows:

Real Estate

The Company has a minority interest in two ski resorts, which are subject to the risks of the tourism industry. The economic downturn in the tourism industry following September 11, 2001 terrorist attacks had an adverse impact on the operating results of the resorts and the Company. There can be no assurance that the travel and tourism industry will return to its pre-September 11 levels. The resorts have customers who both fly and drive to the resort locations. At this time, management does not believe the economic downturn in the travel industry will recover in the near future.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

A list of exhibits filed or incorporated by reference is as follows:

2.7    Form 8-K filed by AFG Investment Trusts C announcing the approval by its shareholders on its proxy voting in accordance with the proxy solicitation statement dated as of February 11, 2003 (filed with the Securities and Exchange Commission as a Form 8-K by AFG Investment Trust C dated June 30, 2003 is incorporated herein by reference)

2.8    Form 8-K filed by AFG Investment Trusts D announcing the approval by its shareholders on its proxy voting in accordance with the proxy solicitation statement dated as of February 11, 2003 (filed with the Securities and Exchange Commission as a Form 8-K by AFG Investment Trust D dated June 30, 2003 is incorporated herein by reference)
2.9    Text of Letter dated May 5, 2003 to the Directors of Semele referencing the Proposed Acquisition of Semele Group Inc. (filed with the Securities and Exchange Commission to the Registrant’s Report on Form 8-K dated May 5, 2003 is incorporated herein by reference).

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

99.1
  Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002

99.2
   Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002

(b)    Reports on Form 8-K

The Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") on April 15, 2003 reporting under Item 7 (financial statements and exhibits) and Item 12 (regulation FD disclosures) stating that the Company had received a comment letter from the SEC relating to the SEC staff’s review of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and the Company’s quarterly reports on Form 10-QSB for each of the first three quarters of fiscal 2002. As a result of the Company’s responses to the comment letters and subsequent correspondence from the SEC staff, the SEC staff requested that the Company restate its 2001 financial information in its 2002 Form 10-KSB. The Company is in the process of restating its 2001 financial information and as a result of the restatement, the Company will not be able to file its form 10-KSB for the fiscal year ended December 31, 2002 by the ended deadline of April 15, 2003. The Company expects to file the Form 10-KSB for the fiscal year ended December 31, 2002 as soon as reasonably possible.

The Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") on May 6, 2003 reporting under Item 5 (other events) and Item 7 (financial statements and exhibits) stating that the Company received a proposal from Mr. Engle and Mr. Coyne, respectively Semele’s CEO and President, who together with their affiliates are the beneficial owners of approximately 58% of the outstanding Semele common stock, for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by the Company’s management for $1.20 per share.

The Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") on May 20, 2003 reporting under Item 5 (other events) stating that the Company is in the process of restating its 2001 financial information and as a result, the Company was not be able to file its form 10-QSB for the period ended March 31, 2003 by the required filing deadline, May 15, 2003, or the extended filing deadline, May 20, 2003. The Company expects to file the Form 10-KSB for the fiscal year ended December 31, 2002 and Form 10-QSB for the period ended March 31, 2003 as soon as reasonably possible.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:    /s/Gary D. Engle
Gary D. Engle, Chairman, Chief Executive
Officer and Director

Date: November, 14, 2003

By:    /s/James A. Coyne
James A. Coyne, President, Chief
Operating Officer and Director

Date: November, 14, 2003

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

/s/ Gary D. Engle
Gary D. Engle
                                                                                        Chairman and Chief Executive Officer
                                                                                        (Principal Executive Officer)
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

In connection with the Quarterly Report of Semele Group, Inc. and subsidiaries ("Semele" or the "Company"), on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal Executive Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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

In connection with the Quarterly Report of Semele Group, Inc. and subsidiaries ("Semele" or the "Company"), on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal Financial and Accounting Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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