Form 10QSB
period 2003-09-30
SEMELE GROUP INC
filed 2003-11-14
CIK 812914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X__. NO .

Shares of common stock outstanding as of November 14, 2003: 2,099,687

Transitional Small Business Disclosure Format: YES . NO X .

SEMELE GROUP INC.
Form 10-QSB
For the Quarter Ended September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of dollars, except per share and share amounts)
(unaudited)
	September 30, 2003	December 31, 2002

Assets
Cash and cash equivalents	$ 7,591	$ 11,997
Restricted cash	444	436
Rents and other receivables	1,518	880
Equipment held for lease, net of accumulated depreciation
of $59,096 and $60,239 at September 30, 2003 and December 31, 2002, respectively	34,709	39,948
Equipment held for sale	15,842	6,227
Real estate held for development	-	13,020
Land	1,929	1,929
Buildings, net of accumulated depreciation of $2,505 and $2,240
at September 30, 2003 and December 31, 2002, respectively	9,427	9,693
Interests in affiliated companies	17,455	19,683
Interests in non-affiliated companies	26,475	13,305
Other assets	4,483	4,212
Due from affiliates	4,875	4,507
Goodwill	9,511	9,511

Total assets	$ 134,259	$ 135,348

Liabilities
Accounts payable and accrued expenses	$ 12,002	$ 8,948
Deferred rental income	557	575
Other liabilities	3,155	3,155
Indebtedness	55,398	46,651
Indebtedness and other obligations to affiliates	28,493	33,007
Deferred income taxes	11,922	12,541

Total liabilities	111,527	104,877

Minority interests	36,226	42,272

Commitments and contingencies

Stockholders' deficit
Common stock, $0.10 par value per share; 5,000,000 shares authorized;
2,916,647 shares issued	292	292
Additional paid in capital	172,354	172,354
Accumulated deficit	(171,777)	(170,255)
Deferred compensation, 164,279 shares	(817)	(817)
Accumulated other comprehensive income	(171)	--
Treasury stock at cost, 816,960 shares	(13,375)	(13,375)

Total stockholders' deficit	(13,494)	(11,801)

Total liabilities, minority interests and stockholders' deficit	$ 134,259	$ 135,348

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30,
(in thousands of dollars, except per share and share amounts)
(unaudited)

.	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues		(Restated)		(Restated)

Lease revenue	$ 3,349	$ 3,014	$ 9,713	$ 9,325
Management and acquisition fee income – affiliates	1,224	965	3,956	3,486
Interest and investment income	124	65	334	266
Interest income – affiliates	65	55	197	197
Gain on disposition of equipment	222	19	485	712
Other income	180	99	505	529

Total revenues	5,164	4,217	15,190	14,515

Expenses

Depreciation and amortization	2,004	2,353	5,615	7,210
Impairment of equipment held for lease and interests in affiliated companies	152	-	429	1,935
Interest on indebtedness	1,052	1,035	2,845	3,392
Interest on indebtedness and other obligations -
affiliates	396	270	1,109	1,047
General and administrative	1,968	2,433	5,309	5,288
Fees and expenses – affiliates	165	523	516	1,205

Total expenses	5,737	6,614	15,823	20,077

Loss before equity income (loss), income taxes and minority interests	(573)	(2,397)	(633)	(5,562)

Equity income in affiliated companies	144	141	658	22
Equity (loss) income in non-affiliated companies	(1,169)	(2,080)	704	(381)
Income tax provision (benefit)	51	(407)	(547)	(936)
Elimination of consolidated subsidiaries’ minority interests	723	4,475	(1,704)	6,341

Net loss	$ (824)	$ (268)	$ (1,522)	$ (516)

Net loss per common share – basic and diluted	$ (0.39)	$ (0.13)	$ (0.72)	$ (0.25)

Basic and diluted weighted average number of common shares outstanding	2,099,697	2,078,718	2,099,687	2,078,718

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Deficit
For the Nine Months Ended September 30, 2003
(in thousands of dollars except share amounts)
(unaudited)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2002	2,099,687	$ 292	$ 172,354	$ (170,255)	$ (817)	$ -	$(13,375)	$(11,801)

Net loss	-	-	-	(1,522)	-	-	-	(1,522)

Decrease in capital related to issuance of partnership interest of equity investment	-	-	-	-	-	(1,029)	-	(1,029)

Foreign currency translation Adjustment	-	-	-	-	-	858	-	858

Balance at September 30, 2003	2,099,687	$ 292	$ 172,354	$ (171,777)	$ (817)	$ (171)	$(13,375)	$(13,494)

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(in thousands of dollars)
(unaudited)
	2003	2002

		(Restated)
Cash flows provided by (used in) operating activities
Net loss	$ (1,522)	$ (516)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	5,615	7,210
Provision for impaired assets	429	1,935
Gain on disposition of equipment	(485)	(712)
Elimination of consolidated subsidiaries’ minority interests	1,704	(6,341)
Changes in assets and liabilities:
Rents and other receivables	(638)	433
Other assets	(881)	(618)
Due from affiliates	(368)	160
Accounts payable and accrued expenses	2,841	(1)
Deferred rental income	(18)	-
Deferred income taxes	(619)	-
Net cash provided by operating activities	6,058	1,550

Cash flows provided by (used in) investing activities
Proceeds from equipment dispositions	1,029	2,898
Restricted cash	8	-
Proceeds from assets held for sale	9,323	-
Purchase of assets held for sale	(18,938)	(4,830)
Cash distributions from affiliated companies	1,064	1,724
Decrease in cash due to loss of control of consolidated subsidiary	(15)	-
Investment in non-affiliated company	(54)	-
Cash distributions from non-affiliated companies	-	640
Purchase of PLM, net of cash acquired	-	(4,363)
Change in equity investments	(2,220)	359
Costs capitalized to real estate held for development	-	(1,717)
Net cash used in investing activities	(9,803)	(5,289)

Cash flows provided by (used in) financing activities
Purchase of minority interest	(5,434)	-
Proceeds from indebtedness	12,887	1,036
Proceeds from indebtedness and other obligations to affiliates	1,207	949
Principal payments on indebtedness	(4,140)	-
Distributions to minority shareholders	(318)	-
Principal payments on indebtedness and other obligations to affiliates	(5,721)	(5,218)

Net cash used in financing activities	(1,519)	(3,233)

Net decrease in cash and cash equivalents	(5,264)	(6,972)
Effect of foreign exchange rate changes	858	-
Cash and cash equivalents at beginning of period	11,997	19,954

Cash and cash equivalents at end of period	$7,591	$12,982

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company’s financial position at September 30, 2003 and December 31, 2002, results of operations for the three and nine month periods ended September 30, 2003 and 2002, changes in stockholders’ deficit for the nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003 and 2002 have been made and are reflected.

Certain amounts previously reported have been reclassified to conform to the September 30, 2003 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholders’ deficit, or net loss.

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

In addition to the accounting for the acquisitions of Equis II and the SB Interests, the Company has restated these financial statements for its interest in Mountain Springs and Mountain Resort (See Note 7). The Company determined that the amounts recorded as its share of equity income (loss) on its interest in Mountain Springs and Mountain Resort (classified as "Equity Income (Loss) in Non-Affiliated Companies" in the accompanying consolidated statements of operations) for the nine months ended September 30, 2002 were incorrect. The Company should have recorded additional equity income on these investments. The consolidated financial information for the nine months ended September 30, 2002 has been restated to reduce the equity loss for these investments.

A summary of the effects of the restatement on the Company’s 2002 stockholder’s deficit and statement of operations for the three and nine months ended September 30, 2002 is summarized as follows (in thousands of dollars, except per share amounts):
	As of and for the Three Months Ended September 30, 2002

(Restated)		(As previously reported )	Difference

Stockholders' deficit	$(7,440)	$(18,953)	$11,513
Net loss	$(268)	$(152)	$116
Loss per share	$(0.13)	$(0.07)	$0.06

Depreciation and amortization	$2,353	$2,165	$188
Interest on indebtedness and other obligations - affiliates	270	342	(72)
Total adjustment to 2002 net loss			$116

	As of and for the Nine Months Ended September 30, 2002

(Restated)		(As previously reported )	Difference

Stockholders' deficit	$(7,440)	$(18,953)	$11,513
Net loss	$(516)	$(805)	$(289)
Loss per share	$(0.25)	$(0.39)	$(0.14)

Depreciation and amortization	$7,210	$6,647	$563
Gain on the disposition of equipment	712	157	(555)
Interest on indebtedness and other obligations - affiliates	1,047	1,395	(348)
Equity loss in non-affiliated companies	(381)	(1,061)	(680)
Elimination of consolidated Subsidiaries’ minority interests	6,341	7,072	731

Total adjustment to 2002 net loss			$(289)

NOTE 3- ACQUISITIONS

In May of 2003, the Company, through MILPI, purchased the existing minority interest in MILPI Holdings LLC ("MILPI") owned by AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust for $5.4 million, which is now held by MILPI as treasury stock. As of the acquisition date, the existing minority interest had a carrying value of $7.4 million. The Company accounted for the acquisition in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The acquisition was financed through MILPI’s existing cash reserves and cash flows generated from the sale of railcars. Prior to the acquisition, MILPI was owned as follows: AFG Investment Trust A Liquidating Trust 8%; AFG Investment Trust B Liquidating Trust 17%; AFG Investment Trust C 37.5% and AFG Investment Trust D 37.5%. Subsequent to the acquisition, AFG Investment Trust C and AFG Investment Trust D, which are consolidated into the Company’s financial statements, collectively own 100% of MILPI, with each trust owning 50%.

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

$(2,037)

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 assumes the Company acquired the minority interest in MILPI on January 1, 2002. The unaudited pro forma consolidated statement of operations for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands of dollars):

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Revenue	$5,164	$ 4,217	$15,190	$14,515
Net Income	$(824)	$ (250)	$(1,340)	$(245)

Earnings per share	$(0.39)	$ (0.12)	$(0.64)	$(0.12)

These amounts have been adjusted to reflect the portion of MILPI’s net income previously reported to minority interest expense. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

NOTE 4 – EQUIPMENT HELD FOR SALE

MILPI arranged for the lease or purchase of up to 1,050 pressurized tank railcars with a delivery date between 2002 and 2004. MILPI anticipates that 735 of these railcars will be leased by Rail I Investors, as later defined. The remaining 315 railcars, at a cost of approximately $23.0 million, will be purchased by MILPI or one of the EGF Programs. As of September 30, 2003, approximately 66% of these railcars have been purchased by PLM Financial Services Inc.("FSI"), a wholly-owned subsidiary of MILPI, or one of the EGF Programs for approximately $15.0 million   The remaining 34 % of these railcars will be purchased by FSI or the EGF Programs in 2004. As of December 31, 2002, MILPI owned $6.2 million in railcar equipment purchased under this commitment which was sold to an affiliated entity in the first quarter of 2003. As of September 30, 2003, MILPI had $15.8 million of railcars held for sale, some of which were purchased under the transaction described above.

NOTE 5 – REAL ESTATE HELD FOR DEVELOPMENT

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

NOTE 6 – INTERESTS IN AFFILIATED COMPANIES

The Company has interests in the following affiliates as of September 30, 2003 and December 31, 2002, respectively (in thousands of dollars):
	September 30, 2003	December 31, 2002

Interests in liquidating partnerships	$ 314	$ 322
Interest in liquidating trusts	-	-
Interest in EGF Programs	17,141	19,361

Total	$17,455	$19,683

The Company has recorded equity income (loss) in its interest in affiliated companies for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands of dollars):

For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Liquidating partnerships	$19	$ 272	$(8)	$(190)
Liquidating trusts	-	-	-	-
EGF Programs	125	(131)	666	212

Net income	$144	$ 141	$658	$22

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

On July 18, 2002, the eleven partnerships adopted formal plans of liquidation and transferred their assets and liabilities to eleven respective liquidating partnership trusts ("Liquidating Partnerships"). The summarized combined financial information for the Company’s equity investments in the Liquidating Partnerships accounted for under the equity method, for the periods January 1, 2002 through July 17, 2002 is as follows: (in thousands of dollars):
Period from January 1, 2002 through July 17, 2002

Total revenues	$2,272
Total expenses	(4,709)
Net loss	$(2,437)

The summarized combined financial information for the Company’s equity investments in the Liquidating Partnerships as of and for period July 18, 2002 through September 30, 2002 is summarized below, which is accounted for under the liquidation basis of accounting, which approximates fair value (in thousands of dollars):

Net assets at July 18, 2002	$-
Transfer of net assets at liquidation basis	24,152
Net income	10
Distributions	(5,225)
Net assets in liquidation at September 30, 2002	$18,937

The summarized combined financial information for the Company’s equity investments in the Liquidating Partnerships as of and for the three and nine months ended September 30, 2003 is summarized below, which is accounted for under the liquidation basis of accounting, which approximates fair value (in thousands of dollars):

For the Three Months Ended September 30, 2003

Net assets in liquidation at June 30, 2003	$2,672
Net income	167

Net assets in liquidation at September 30, 2003	$2,839

For the Nine Months Ended September 30, 2003

Net assets in liquidation at December 31, 2002	$3,527
Net loss	(688)

Net assets in liquidation at September 30, 2003	$2,839

The Company received $10,000 and $0.6 million in distributions from the Liquidating Partnerships during the nine months ended September 30, 2003 and 2002, respectively.

Equity Interests in Liquidating Trusts

In the fourth quarter of 2002, AFG Investment Trust A and AFG Investment Trust B each adopted a formal plan of liquidation and transferred their respective net assets to separate liquidating trusts, AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust ("Liquidating Trusts"). The Company owns a pro rata beneficial interest in the Liquidating Trusts associated with its Class B Interest, SB Interest and Managing Trustee interest in each of the two trusts. The Company accounts for its investments in the Liquidating Trusts under the equity method of accounting. Through September 30, 2003, no distributions have been received from the Liquidating Trusts.

Prior to adopting the plans of liquidation, the Company consolidated the two trusts’ balance sheets and statements of operations. The statements of operations for AFG Investment Trust A and B are consolidated into the Company’s September 30, 2002 financial statements since the entities were controlled throughout fiscal 2002.

The summarized combined financial information for the Liquidating Trusts as of and for the three and nine months ended September 30, 2003 is summarized below, which is accounted for under the liquidation basis of accounting, which approximates fair value (in thousands of dollars):

For the Three Months Ended September 30, 2003

Net assets in liquidation at June 30, 2003	$8,691
Net loss	(447)

Net assets in liquidation at September 30, 2003	$8,244

For the Nine Months Ended September 30, 2003

Net assets in liquidation at December 31, 2002	$10,486
Net loss	(2,242)

Net assets in liquidation at September 30, 2003	$8,244

The loss from operations during the nine months ended September 30, 2003 is primarily the result of the Company’s acquisition of the Liquidating Trusts interest in MILPI (See Note 3).

Equity Interests in Equipment Growth Funds

MILPI has an equity interest ranging from 1% to 15% in several equipment leasing programs (PLM Equipment Growth Fund V and VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I LLC and PLM Equipment Growth Fund I, II, III and IV Liquidating Trusts) called the Equipment Growth Funds ("EGF Programs"). The Company recognizes income from these interests as equity income in affiliated companies and is recognized as earned by the programs. FSI is the general partner or manager in the EGF Programs. The Company received $1.1 million in cash distributions from the EGF Programs during both the nine months ended September 30, 2003 and 2002.

The summarized combined financial data for the EGF Programs, excluding PLM Equipment Growth Fund III in 2003 which is discussed below, for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Total revenues	$15,937	$13,413	$47,541	$55,009
Total expenses	(14,061)	(21,692)	(41,092)	(50,247)
Net income (loss)	$1,876	$(8,279)	$6,449	$4,762

On December 31, 2002, PLM Equipment Growth Fund III Liquidating Trust was established and all of the assets and liabilities of PLM Equipment Growth Fund III were transferred to the PLM Equipment Growth Fund III Liquidating Trust. The summarized financial information for PLM Equipment Growth Fund III Liquidating Trust as of and for the three and nine months ended September 30, 2003 is summarized below. The entity is accounted for under the liquidation basis of accounting which approximates fair value (in thousands of dollars):

For the Three Months Ended September 30 , 2003

Net assets at June 30, 2003	$ 3,100
Net increase in liquidation value	89

Net assets in liquidation at September 30, 2003	$3,189

For the Nine Months Ended September 30, 2003

Net assets at December 31, 2002	$ 2,784
Distributions	(5,611)
Net increase in liquidation value	6,016

Net assets in liquidation at September 30, 2003	$3,189

The Company reviews the carrying value of its investments for recoverability whenever there is an indicator of impairment that is considered other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the asset balance is written-down to its fair value. As a result of three of the PLM programs adopting plans of liquidation, the Company evaluated the carrying value of its investment in these funds for recoverability. Based on liquidation analyses during the nine months ended September 30, 2003, the Company recorded a total impairment of $0.4 million on its equity investments in three liquidating trusts, comprised of $0.2 million impairment on PLM Equipment Growth Fund III and $0.2 million on two of the EFG Programs which adopted formal plans of liquidation on September 30, 2003. The impairments were the result of a decline in the fair market value of the underlying equipment.

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

NOTE 7 – INTERESTS IN NON-AFFILIATED COMPANIES

The Company has equity interests in the following non-affiliated companies (in thousands of dollars):

	September 30, 2003	December 31, 2002

Interest in Mountain Resort Holdings LLC and Mountain Springs Resort LLC	$ 6,226	$ 5,576
Interest in EFG/Kettle Development LLC	8,175	7,263
Interest in Rancho Malibu	11,611	-
Other	463	466

Total	$26,475	$13,305

The Company recorded equity income (loss) in its interest in non-affiliated companies for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC	$ (1,276)	$ (2,001)	$ 650	$ (114)
EFG/Kettle Development, LLC	107	(79)	54	(267)
Rancho Malibu	-	-	-	-
Net (loss) income	$(1,169)	$(2,080)	$704	$(381)

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

Mountain Resort is primarily a ski and mountain recreation resort located in California. Mountain Springs has majority ownership in DCS/Purgatory LLC ("Purgatory"), a ski resort located in Colorado. The Company’s ownership interests in Mountain Resort and Mountain Springs are accounted for using the equity method of accounting. No distributions were received from these investments during the nine months ended September 30, 2003 and 2002.

On August 1, 2001, EFG Kirkwood entered into a guarantee agreement whereby EFG Kirkwood guarantees the payment obligations under a revolving line of credit between Mountain Springs and a third party lender. Another investor in the ski resort also separately guarantees the payment obligation under the line of credit. The amount of the guarantee is equal to the outstanding balance of the line of credit which cannot exceed the principal balance of $3.5 million. The Company’s guarantee would require payment only in the event of default on the line of credit by Purgatory in an amount equal to amounts advanced less any amounts recovered by the other guarantor on the line. As of September 30, 2003, there was $3.5 million outstanding on the line of credit. The revolving line of credit is scheduled to mature in October 2004.

The table below provides comparative summarized statement of operations data for Mountain Resort and Mountain Springs for the three and nine months ended September 30, 2003 and 2002. The operating companies have a fiscal year end of April 30 th , which is different from the Company (in thousands dollars).

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Mountain Resorts
Total revenues	$ 3,247	$ 2,082	$ 24,775	$ 22,558
Total expenses	(5,321)	(4,583)	(21,938)	(21,147)

Net (loss) income	$ (2,074)	$ (2,501)	$ 2,837	$ 1,411

Mountain Springs
Total revenues	$ 2,050	$ 2,016	$ 12,779	$ 13,121
Total expenses	(4,128)	(4,121)	(14,176)	(14,629)

Net (loss) income	$ (2,078)	$ (2,105)	$ (1,397)	$ (1,508)

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

In accordance with the ownership agreements, decisions require unanimous consent by both the limited partners and the general partner and each owner has the ability to veto a proposal by the other partner. The Company accounts for its ownership interest in KVD LP using the equity method of accounting. The Company received no distributions during the nine months ended September 30, 2003 or 2002. In the nine months ended September 30, 2003, the Company recorded a foreign currency translation adjustment of $0.9 million, included in accumulated other comprehensive income and reported as a component of the Statement of Changes in Stockholders’ Deficit, reflecting a strengthening of the Canadian dollar against the U.S. dollar. Translation adjustments for the same periods in the prior year were immaterial.

The table below provides KVD LP’s summarized consolidated statement of operations data for the three and nine months ended September 30, 2003 and 2002 (in thousands of dollars):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Total revenues	$ 1,258	$ 1,004	$ 3,747	$ 2,281
Total expenses	(1,044)	(1,163)	(3,653)	(2,650)

Net income (loss)	$ 214	$ (159)	$ 94	$ (369)

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

NOTE 8 – CONTINGENT LIABILITIES

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

Guaranteed Obligations

As of September 30, 2003 and 2002, MILPI had guaranteed certain obligations up to $0.4 million of a Canadian railcar repair facility, in which PLM had a 10% ownership interest. This obligation was accrued at September 30, 2003 and 2002 and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Lease Agreements

PLM has entered into operating leases for office space. PLM’s total net rent expense was $73,000 and $0.2 million for the three and nine months ended September 30, 2003 and $0.1 million and $0.6 for the three and nine months ended September 30, 2002, respectively. Rent expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Future payments under lease agreements are $0.1 million for the remainder of 2003, $0.2 million in 2004, $0.1 million in 2005 and $0 thereafter.

Future receipts under a non-cancelable sublease are as follows: $14,000 for the remainder of 2003 and $24,000 in 2004.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Proposed equity transactions with affiliates

In May 2003, the Company received a proposal from Mr. Engle and Mr. Coyne, respectively Semele’s CEO and President, who together with their affiliates were the beneficial owners of approximately 58% of the outstanding Semele common stock at the date of the proposal, for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by the Company’s management for $1.20 per share. See the revised offer received from Mr. Engle and Mr. Coyne in November 2003 included in Note 13.

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

Fees and expenses paid to affiliates

Fees and other costs incurred during the three and nine months ended September 30, 2003 and 2002, which were paid to affiliates or accrued by the Company to be paid to affiliates, are as follows (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Equipment management fees	$133	$154	$339	$386
Administrative charges	32	369	177	819

Total	$165	$523	$516	$1,205

EFG is compensated for its services to the Trusts. Such services include all aspects of acquisition, management and disposition of equipment. Administrative charges represent amounts charged by EFG to the Trusts, pursuant to Section 10.4(c) of the Trust Agreements, for persons employed by EFG who are engaged in providing administrative services to the Trusts.

Due From Affiliates

Amounts due from affiliates are summarized below (in thousands of dollars):

	September 30, 2003	December 31, 2002

Loan obligations due from Mr. Engle and Mr. Coyne	$2,937	$2,937
Interest receivable on loan obligations due from Mr. Engle and Mr. Coyne	977	780
Management fees receivable from PLM Equipment Growth Funds	806	670
Rents receivable from EFG escrow (1)	155	120

Total	$4,875	$4,507

(1) All rents and proceeds from the disposition of equipment by the Company are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis. These amounts were paid to the Company in October 2003 and January 2003, respectively.

Indebtedness and Other Obligations to Affiliates

A summary of the Company’s indebtedness and other obligations to affiliates appears below (in thousands of dollars):

	September 30, 2003	December 31, 2002

Principal balance of indebtedness to affiliates	$ 24,358	$ 28,774
Accrued interest due to affiliates	3,953	4,055
Other (1)	182	178

Total	$28,493	$33,007

(1) Consists primarily of amounts due to EFG for management fees and administrative services. Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreements, for persons employed by EFG who are engaged in providing administrative services to the Trusts.

Principal Balance of Indebtedness to Affiliates

The principal balance of the Company’s indebtedness to affiliates at September 30, 2003 and December 31, 2002 consists of the obligations listed below (in thousands of dollars):

. . . .	Balance at September 30, 2003	Due within one year as of September 30, 2003	Balance at December 31, 2002 .

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation, 7% annual interest; maturing in Jan. 2005. (1) (3)	$ 8,625	$ --	$ 8,625
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7% annual interest; maturing in January 2005 . (1) (3)	4,377	--	4,377

Sub-total	$ 13,002	$ --	$ 13,002

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation; 11.5% annual interest; due on demand. (1) (2)	687	687	687
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 11.5% annual interest; due on demand. (1) (2)	349	349	349

Sub-total	$ 1,036	$ 1,036	$ 1,036

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from purchase of Equis II Corporation, 7.5% annual interest; maturing on Aug. 8, 2007. (1) (2)	1,261	--	1,261
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7.5% annual interest; maturing on Aug. 8, 2007. (1) (2)	640	--	640

Sub-total	$ 1,901	$ --	$ 1,901

Note payable to EFG for purchase of Ariston Corporation; 7% annual interest; maturing in Jan. 2005.(4)	$ 8,419	--	$ 8,419
Non-recourse note payable to EFG for purchase of Special Beneficiary Interests; 7% annual interest; maturing on Nov. 18, 2009.(6)	$ --	--	$ --
Notes payable to affiliates for 1997 asset purchase; 10% annual interest; maturing on Apr. 1, 2003. (5)	$ -- .	--	$ 4,416

Total	$24,358	$1,036	$28,774

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
(3)    The notes to Mr. Engle (and related family trusts/corporation) become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a Director of the Company, except if he resigns voluntarily or is terminated for cause. Similarly, the notes to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a Director of the Company, except if he resigns voluntarily or is terminated for cause. As of September 30, 2003, approximately $6.0 million of the outstanding principal balance was due in October 2002 and January 2003. In addition, approximately $4.0 million of the outstanding principal was due in May 2003. During the nine months ended September 30, 2003, the Company amended these debt agreements such that the principal payments were due in January 2005.
(4)    In 1998, the Company issued a $10.5 million non-recourse purchase-money promissory note to EFG in conjunction with the acquisition of Ariston. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest prior to the maturity date only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston. As of September 30, 2003, the note was due to mature August 31, 2003 with recourse to the common stock of Ariston. During the nine months ended September 30, 2003, the Company amended the note’s repayment schedule with the principal balance due in January 2005. Cash distributions by Ariston require the consent of EFG until such time that the Company’s obligation to EFG under the note is paid.
(5)    In 1997, the Company borrowed $4.4 million from certain affiliates controlled by Mr. Engle, including $0.5 million from AFG Investment Trust A, a subsidiary. The notes were secured by the Company’s interest in Rancho Malibu. As discussed in note 5, Semele Group, Inc. transferred its interest in Rancho Malibu to a wholly-owned subsidiary of MILPI, RMLP, Inc. Semele Group, Inc.’s ownership interest was transferred in consideration for a $2.5 million promissory note ,182 shares (15.4% interest) in RMLP, Inc. and $5.5 million cash. Cash received from the transfer was used to pay the outstanding principal and interest due on the note.
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

In September 2003, the Company amended the debt agreements to defer the maturity of the $6.0 million of related party indebtedness outstanding, which was due in October 2002 and January 2003, until January 2005.

As of September 30, 2003, the annual maturities of the notes are scheduled to be paid as follows (in thousands of dollars):

September 30, 2004	$1,036
2005	21,421
2006	-
2007	1,901

Total	$24,358

NOTE 10 – INDEBTEDNESS

At September 30, 2003, the Company had aggregate indebtedness to third parties of approximately $55.4 million. The balance includes a note obligation totaling $5.4 million associated with the Company’s commercial building located in Washington, DC. The note matures in December 2005 and carries a variable interest rate equal to the LIBOR daily rate plus one hundred ninety (190) basis points per annum (3.02% at September 30, 2003). In addition to the note obligation at September 30, 2003, the Company borrowed $10.0 million against its existing warehouse facility to finance the cost of equipment. Interest accrues either at the prime rate or LIBOR plus 2.0% (3.50% at September 30, 2003) at the borrower’s option and is set at the time of an advance of funds. In September 2003, the Company amended the warehouse facility to extend the expiration date to December 31, 2003. The Company also borrowed $2.9 million against the cash surrender value of its executive life insurance policies during the third quarter of 2003. The loan charges a variable interest rate based on a yield of the policy, which was approximately 5.5% at September 30, 2003. The loan can remain outstanding as long as the Company maintains the insurance policy.

The remainder of the Company’s indebtedness of $37.1 million, which matures in 2003 through 2006, to third parties is non-recourse installment debt pertaining to equipment held on operating leases. This debt is secured by the equipment and related lease payments and will be partially amortized by the remaining contracted lease agreements corresponding to each asset. Interest rates on equipment debt obligations consist of fixed and variable rates at September 30, 2003. Approximately $32.7 million of the debt consists of fixed interest rates ranging from 8-9%. The remaining debt balance of $4.4 million consists of variable interest rate debt equal to LIBOR plus 3.5% (5.3% at September 30, 2002).

The Company’s indebtedness to third parties is summarized below (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Loan against cash surrender value of life insurance policies	$ 2,931	$ -
Warehouse facility	10,000	-
Non- recourse installment debt on equipment held for lease	37,056	40,773
Loan on commercial building	5,411	5,878

Total	$55,398	$46,651

As of September 30, 2003, the annual maturities of the indebtedness to third parties are scheduled to be paid as follows (in thousands of dollars):

September 30, 2004	$ 46,013
2005	4,730
2006	4,655

Total	$55,398

NOTE 11 – SEGMENT REPORTING

At September 30, 2003, the Company was engaged in three operating segments: 1) equipment leasing 2) equipment management and 3) real estate ownership, development and management. The equipment leasing segment includes acquiring and leasing to third parties a portfolio of capital equipment. The equipment management segment includes the Company’s interest in MILPI’s EGF Programs and a portfolio of railcars. The real estate operating segment includes the Company’s ownership interest in Rancho Malibu, AFG International, Mountain Springs, Mountain Resorts, Kettle Valley and other miscellaneous minority interest investments.

The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

During the fourth quarter of 2002, the Company increased its number of reportable segments to include the equipment management segment. Previously, the Company reported on two operating segments: Equipment leasing and real estate. Equipment management was previously included in the equipment leasing segment. Segment information for the three and nine months ended September 30, 2002 has been revised to reflect the additional operating segment.

Segment information for the three and nine months ended September 30, 2003 and 2002 is summarized below (in thousands of dollars):

<>
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

.
		(Restated)		(Restated)
Revenues:
Equipment leasing	$3,180	$2,811	$9,290	$9,376
Equipment management	1,711	1,116	5,068	4,190
Real estate	273	290	832	949

Total	5,164	4,217	15,190	14,515

Operating Expenses and Fees and Expenses – Affiliate:
Equipment leasing	1,175	2,357	3,107	4,530
Equipment management	930	587	2,650	1,854
Real estate	28	12	68	109

Total	2,133	2,956	5,825	6,493

Interest Expense and Interest Expense – Affiliate:
Equipment leasing	1,050	1,061	3,172	3,691
Equipment management	209	-	209	10
Real estate	189	244	573	738

Total	1,448	1,305	3,954	4,439

Depreciation and Amortization:
Equipment leasing	1,381	2,257	4,554	6,826
Equipment management	504	1	762	100
Real estate	119	95	299	284

Total	2,004	2,353	5,615	7,210

Impairment of Interest in Affiliated Companies:
Equipment leasing	-	-	-	1,935
Equipment management	152	-	429	-
Real estate	-	-	-	-

Total	152	-	429	1,935

Total Expenses	5,737	6,614	15,823	20,077

Loss before Equity Income (Loss), Income Taxes and Minority Interest:
Equipment leasing	(426)	(2,864)	(1,543)	(7,606)
Equipment management	(84)	528	1,018	2,226
Real estate	(63)	(61)	(108)	(182)

Total	(573)	(2,397)	(633)	(5,562)

Equity Interests Income (Loss):
Equipment leasing	19	272	(8)	(190)
Equipment management	125	(131)	666	212
Real estate	(1,169)	(2,080)	704	(381)

Total	(1,025)	(1,939)	1,362	(359)
Income Taxes Benefit (Provision) – Equipment Management	51	(407)	(547)	(936)
Elimination of Consolidated Subsidiaries Minority Interests	723	4,475	(1,704)	6,341

Net loss	$(824)	$(268)	$(1,522)	$(516)

The table below sets forth total assets organized by operating segment as of September 30, 2003 and December 31, 2002 (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Equipment Leasing	$47,379	$50,036
Equipment Management	46,110	44,400
Real Estate	40,770	40,912

Total assets	$134,259	$135,348

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.   The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

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

The Company is currently evaluating several companies to determine if they meet the definition of a variable interest entity as defined in FIN 46. Such companies include the Liquidating Trusts, AFG Investment Trusts C and D, EGF Programs, EFG Kirkwood, Rancho Malibu, Mountain Springs and Mountain Resorts, Kettle Valley and the Liquidating Partnerships. As of September 30, 2003, the Company’s maximum exposure of equity investments which could be effected by FIN 46 is $45.2 million, which represents the carrying value of the Company’s investments.

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

NOTE 13 – SUBSEQUENT EVENTS

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

In November 2003, Semele received a revised proposal from Mr. Gary Engle and Mr. James Coyne, respectively Semele’s CEO and President ("Management"), who together with their affiliates are the beneficial owners of approximately 67% of the outstanding Semele common stock, for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by Management. The revised proposal supercedes their previous offer made on May 5, 2003 discussed in Note 9. The revised proposal is an offer from Management to make a voluntary tender offer at $1.20 per share for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by Management after the Company has completed a 1 for 1000 reverse stock split in which stockholders owning fewer than 1000 shares will receive $1.20 per per-split share for their shares

Item 2. Management’s Discussion of Analysis of Financial Condition and Results of Operations

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

In addition to the accounting for the acquisitions of Equis II and the SB Interests, the Company has restated these financial statements for its interest in Mountain Springs and Mountain Resort (See Note 7). The Company determined that the amounts recorded as its share of equity income (loss) on its interest in Mountain Springs and Mountain Resort (classified as "Equity Income (Loss) in Non-Affiliated Companies" in the accompanying consolidated statements of operations) for the nine months ended September 30, 2002 were incorrect. The Company should have recorded additional equity income on these investments. The consolidated financial information for the nine months ended September 30, 2002 has been restated to reduce the equity loss for these investments.

A summary of the effects of the restatement on the Company’s 2002 stockholder’s deficit and statement of operations for the three and nine months ended September 30, 2002 is summarized as follows (in thousands of dollars, except per share amounts):
	As of and for the Three Months Ended September 30, 2002

	(Restated)	(As previously reported)	Difference

Stockholders' deficit	$ (7,440)	$ (18,953)	$ 11,513
Net loss	$(268)	$(152)	$116
Loss per share	$(0.13)	$(0.07)	$0.06

Depreciation and amortization	$2,353	$2,165	$188
Interest on indebtedness and other obligations - affiliates	270	342	(72)
Total adjustment to 2002 net loss			$116

	As of and for the Nine Months Ended September 30, 2002

	(Restated)	(As previously reported)	Difference

Stockholders' deficit	$(7,440)	$(18,953)	$11,513
Net loss	$(516)	$(805)	$(289)
Loss per share	$(0.25)	$(0.39)	$(0.14)

Depreciation and amortization	$7,210	$6,647	$563
Gain on the disposition of equipment	712	157	(555)
Interest on indebtedness and other obligations - affiliates	1,047	1,395	(348)
Equity loss in non-affiliated companies	(381)	(1,061)	(680)
Elimination of consolidated Subsidiaries’ minority interests	6,341	7,072	731

Total adjustment to 2002 net loss			$(289)

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

Equity Investments

The Company’s equity investments include an interest in the Liquidating Partnerships, AFG Investment Trusts A and B Liquidating Trusts ("Liquidating Trusts"), EGF Programs, Mountain Springs Resort LLC ("Mountain Springs") and Mountain Resort Holdings, LLC ("Mountain Resort"), EFG/Kettle Development LLC ("Kettle Valley"), Rancho Malibu and other miscellaneous investments. The Liquidating Partnerships are defined as the ownership interests that Ariston Corporation, a wholly owned subsidiary of the Company, had in eleven limited partnerships engaged primarily in the equipment leasing business. On July 18, 2002, the eleven partnerships adopted formal plans of liquidation and transferred their assets and liabilities to eleven respective liquidating partnership trusts. The EGF programs are defined as PLM Equipment Growth Funds V, VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and PLM Equipment Growth Fund I, II, III and IV Liquidating Trusts.

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

MILPI has an equity interest ranging from 1% to 15% in several equipment leasing programs (PLM Equipment Growth Fund V, VI, VII, Professional Lease Management Income Fund I LLC and Equipment Growth Fund I, II, III and IV Liquidating Trusts) called the Equipment Growth Funds ("EGF Programs"). The Company recognizes income from these interests as equity income in affiliated companies and is recognized as earned by the programs.

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

The Company earns rental income from a portfolio of equipment held for lease and from two leased buildings. Rents are due monthly or quarterly and are earned based on the passage of time. Substantially all of the Company’s leases are triple net, non-cancelable leases and are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Rents received prior to their due dates are deferred. Deferred rental income was $0.6 million at both September 30, 2003 and December 31, 2002.

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

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.   The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

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

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires a company to consolidate the variable interest entities financial statement with its own. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  In October 2003, the FASB issued a Final FASB Staff Position deferring the effective date of FIN 46 for all public entities until the first interim or annual period ending after December 15, 2003. As such, FIN 46 will be effective for the Company as of December 31, 2003. Based on the recent release of this interpretation, we have not completed our assessment as to whether or not the adoption of this interpretation will have a material impact on our financial statements.

The Company is currently evaluating several companies to determine if they meet the definition of a variable interest entity as defined in FIN 46. Such companies include the Liquidating Trusts, AFG Investment Trust C and D, EGF Programs, EFG Kirkwood, LLC, Rancho Malibu, Mountain Springs and Mountain Resort, Kettle Valley and the Company’s investments in Liquidating Partnerships. As of September 30, 2003, the Company’s maximum exposure of equity investments which could be effected by FIN 46 is $45.2 million, which represents the carrying value of the Company’s investments.

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

RESULTS OF OPERATIONS

At September 30, 2003, the Company was engaged in three operating segments: 1) equipment leasing 2) equipment management and 3) real estate ownership, development and management. The equipment leasing segment includes acquiring and leasing to third parties a portfolio of capital equipment. The equipment management segment includes the Company’s interest in MILPI’s EGF Programs. The real estate operating segment includes the Company’s ownership interest in Rancho Malibu, AFG International, Mountain Springs, Mountain Resorts, Kettle Valley and other miscellaneous minority interest investments.

The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

During the fourth quarter of 2002, the Company increased its number of reportable segments to include the equipment management segment. Previously, the Company reported on two operating segments: Equipment Leasing and Real Estate. Equipment management was previously included in the equipment leasing segment. Segment information for the three and nine months ended September 30, 2002 has been revised to reflect the additional operating segment. (See Note 11 to the unaudited consolidated condensed financial statements.)

Equipment Leasing operations

A summary of the equipment leasing segment revenues for the three and nine months ended September 30, 2003 and 2002 is summarized as follows (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Lease revenue	$2,719	$2,734	$8,450	$8,375
Management and acquisition fee income- affiliates	48	-	72	-
Interest and investment income	66	15	182	55
Interest income- affiliates	65	19	197	161
Gain on disposition of equipment, net	222	41	328	712
Other revenue	60	2	61	73
Total revenues	$3,180	$2,811	$9,290	$9,376

Lease revenue: During the three and nine months ended September 30, 2003 and 2002, the Company recognized lease revenue of $2.7 million and $8.5 million, respectively compared to $2.7 million and $8.4 million during the same periods of 2002. Lease revenue represents rental revenue recognized from the leasing of the equipment owned by the Trusts and Rail I Investors I, LLC ("Rail I Investors"). Rail I Investors was formed in the fourth quarter of fiscal 2002 formed for the sole purpose of leasing equipment under an operating lease and re-leasing the equipment to unrelated third parties. Equipment leasing revenues from the Trusts’ equipment portfolios decreased by $0.4 million and $1.1 million for the three and nine months ended September 30, 2003 compared to the same periods of 2002 due to the disposition of assets. This decrease is offset by an increase in lease revenues of $0.4 million and $1.2 million, respectively, from Rail I Investors for the three and nine months ended September 30, 2003 compared to the same periods of 2002. This increase was due to an increase in the number of railcars being leased by Rail I Investors.

Management and acquisition fee income- affiliates: Management fees earned from affiliates were $48,000 and $0.1 million for the three and nine months ended September 30, 2003. Management fees earned during 2003 were attributable to lease revenue earned by the Liquidating Trusts. In fiscal 2002, the Liquidating Trusts were consolidated in the Company’s financial statements and management and acquisition fee income- affiliates earned from the Liquidating Trusts were eliminated in consolidation.

Interest and investment income: Interest and investment income increased $0.1 million in both the three and nine month periods ended September 30, 2003 compared to the same periods of 2002. The increase in interest and investment income is attributable to and increase in the average daily balances of cash deposited in short term investments in 2003 compared to 2002.

Gain on the disposition of equipment, net: During the three and nine months ended September 30, 2003, the Company had net gains on the disposition of equipment of $0.2 million and $0.3 million, respectively, compared to $41,000 million and $0.7 million for the same periods of 2002. The decrease in the gain on the sale of equipment in the nine months ended September 30, 2003 is attributable to the Company selling less equipment during the nine months ended September 30, 2003 compared to the same periods in 2002.

Operating expenses and fees and expenses- affiliate: Operating expenses and fees and expenses - affiliate was $1.2 million and $3.1 million for the three and nine months ended September 30, 2003 compared to $2.4 million and $4.5 million, respectively for the same periods of 2002. The decrease in operating costs and fees and expenses - affiliate of $1.2 million and $1.4 million for the three and nine months ended September 30, 2003 compared to the same periods of the prior year is primarily due to a decrease in the operating expenses of the Trusts of $1.6 million and $2.5 million, respectively, offset by $0.4 million and $1.1 million of operating expenses incurred by Rail I Investors in the three and nine months ended September 30, 2003. During the nine months ended September 30, 2002, one of the Trusts incurred operating expenses of $1.7 million for repair and maintenance, remarketing and noncapitalizable costs incurred for the releasing and refinancing of an aircraft owned by one of the Trusts. The Trust did not incur similar charges in 2003. The remaining $0.8 million decrease in the Trusts’ operating expenses in the nine months ended September 30, 2003 is attributable to a decrease in operations resulting from the ongoing sale of equipment. The increase in operating expenses for Rail I Investors is primarily consisted of lease expenses due to the growth in its railcar portfolio and operating expenses.

Fees and other costs paid to affiliates during the three and nine months ended September 30, 2003 and 2002, which are included as operating expenses and management fees- affiliate in the segment table above, are as follows (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Equipment management fees	$133	$154	$339	$386
Administrative charges	32	369	177	819

Total	$165	$523	$516	$1,205

Equipment management fees and administrative charges paid to affiliates decreased due to the sale of assets during fiscal 2002 and 2003, which reduced the management fees and administrative charges incurred.

Interest expense- affiliated and non-affiliated: Interest expense on affiliated and non-affiliated debt was $1.1 million and $3.2 million for the three and nine months ended September 30, 2003 compared to $1.1 million and $3.7 million for the same periods of 2002. Interest expense associated with equipment leasing consists of interest associated with corporate debt, equipment leasing debt and indebtedness to affiliates. Total interest expense decreased by $11,000 and $0.5 million for the three and nine months ended September 30, 2003 compared to the same periods of 2002. The decrease is primarily the result of principal payments made during fiscal 2002 and 2003 which reduced the outstanding loan balances. This decrease was offset by approximately $0.5 million of refinancing costs charged to interest expense during the three and nine months ended September 30, 2002 associated with refinancing its debt secured by one of its aircraft. There were no similar costs in 2003.

Depreciation and amortization: Depreciation and amortization expense was $1.4 million and $4.6 million for the three and nine months ended September 30, 2003 compared to $2.3 million and $6.8 million for the same periods in 2002. Depreciation and amortization is primarily comprised of depreciation of equipment on lease. Depreciation and amortization decreased by $0.9 million and $2.3 million, respectively, from the three and nine months ended September 30, 2003 compared to the same periods in 2002. The decrease is attributable to the disposition of equipment during 2002 and 2003. Depreciation and amortization in this segment is expected to continue to decline in the future as the Company’s owned equipment portfolio is sold and not replaced.

Impairment of equipment held for lease: During the nine months ended September 2002, the Company recorded an impairment in the carrying value of the Company’s 35% interest in a McDonnell Douglas MD-87 aircraft due to an offer letter received from a third party. The Company compared the estimated undiscounted cash flows to the carrying value which indicated that an impairment existed. The resulting charge of $1.9 million was based on a comparison of the estimated fair value and carrying value of the Company’s interest in the aircraft. The estimate of the fair value was based on an offer to purchase the aircraft from an unrelated party and management’s assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

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

Equity (loss) income in affiliated companies: Equity loss for the equipment leasing segment consists of the Company’s minority ownership interests in eleven liquidating partnerships. The Company recognized (loss)/income on its investment of $19,000 and ($8,000) during the three and nine months ended September 30, 2003 compared to income of $0.3 million and a loss of $0.2 million losses during the same periods of 2002. The decrease in equity income of $0.3 million for the three months ended September 30, 2003 compared to the same period in 2002 is attributable to a equipment sales in the third quarter of 2002 associated with the liquidation of the partnerships that had resulted in gains on dispositions. The decrease in equity income of $0.2 million for the nine months ended September 30, 2003 compared to the same period in 2002 is attributable to an increase in selling and marketing expenses recorded during the nine months ended September 30, 2002 associated with the partnerships’ disposition of equipment and other assets.

Equipment Management

A summary of the equipment management segment revenues for the three and nine months ended September 30, 2003 and 2002 is summarized as follows (in thousands of dollars):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Lease revenue	$373	$ -	$481	$85
Management and acquisition fee income- affiliates	1,161	955	3,844	3,406
Interest and investment income	57	50	148	207
Gain on disposition of equipment	-	14	157	36
Other revenue	120	97	438	456

Total revenues	$1,711	$ 1,116	$5,068	$4,190

Lease revenue: Lease revenue consists of rental revenues generated at MILPI from assets held for operating leases and assets held for sale that are on lease. Assets held for operating leases include commercial and industrial equipment. The increase in lease revenue of $0.4 million for both the three and nine months ended September 30, 2003 compared to the same period of 2002 is attributable to the leasing of railcars by the Company that are held for sale.

Management and acquisition fee income- affiliates: The equipment management’s segment revenues are derived primarily from management and acquisition fees earned on lease revenues and negotiating asset acquisitions associated with the EGF Programs. The Company earned $1.2 million and $3.8 million in management and acquisition fee income from affiliates for the three and nine months ended September 30, 2003 and $1.0 million and $3.4 million for the same periods of 2002. The increase in management and acquisition fees of $0.2 million and $0.4 million for the three and nine months ended September 30, 2003 compared to the same periods in 2002 is attributable to acquisition fees recognized on the sale of railcars by MILPI to the EGF Programs. Management fee income from affiliates is expected to decline in the future as the EGF Programs reinvestment periods expire and the EGF Programs liquidate.

Operating expenses and fees and expenses - affiliate: Operating expenses and fees and expenses - affiliate were $0.9 million and $2.7 million for the three and nine months ended September 30, 2003 compared to $0.6 million and $1.9 million for the same periods of 2002. Operating expenses consist of salary, office rent, insurance, professional fees and other costs. The increase in operating expenses of $0.3 million and $0.8 million for the three and nine months ended September 30, 2003 compared to the same periods of 2002 is primarily due to an increase in general and administrative costs of $0.4 million and $0.9 million, respectively, resulting from increased staffing related to its rail operations and increased administrative charges.

Interest expense- affiliated and non-affiliated: Interest expense on affiliated and non-affiliated debt was $0.2 million for the three and nine months ended September 30, 2003 compared to $0 and $10,000 for the same periods of 2002. Interest expense incurred during the three months ended September 30, 2003 is the result of interest incurred on the Company’s warehouse line of credit used to purchase railcars. The Company had borrowed $10.0 million on the warehouse line at September 30, 2003.

Depreciation and amortization: Depreciation and amortization was $0.5 million and $0.8 million for the three and nine months ended September 30, 2003 compared to $1,000 and $0.1 million for the same periods of 2002. The increase of $0.5 million and $0.7 million in depreciation expense for the three and nine months ended September 30, 2003 compared to the same periods of 2002 is due to $0.3 million and $0.5 million of depreciation recorded in the second and third quarters of 2003 on railcars purchased by MILPI. The Company did not incur any depreciation expense related to railcars in 2002.

Impairment of interests in affiliated companies: The Company reviews the carrying value of its investments for recoverability whenever there is an indicator of impairment that is considered other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the asset balance is written-down to its fair value. On December 31, 2002, one of the managed programs in which the Company has an equity investment adopted a formal plan of liquidation and transferred the remaining assets of this managed program to a liquidating trust. On September 30, 2003, three additional EGF programs adopted a plan of liquidation. Based on liquidation analyses during the nine months ended September 30, 2003, the Company recorded a total impairment of $0.4 million on its equity investments in three liquidating trusts, comprised of $0.2 million impairment on PLM Equipment Growth Fund III and $0.2 million on two of the EFG Programs which adopted formal plans of liquidation on September 30, 2003. The impairments were the result of a decline in the fair market value of the underlying equipment.

Equity income in affiliated companies: Equity income in affiliated companies for the equipment management segment consists of the Company’s minority ownership interest in the EGF Programs. The Company recognized $0.1 million and $0.7 million of equity income during the three and nine months ended September 30, 2003 compared to a loss of $0.1 million and income of $0.2 million for the same periods in 2002. Equity income increased by $0.5 million for the nine months ended September 30, 2003 compared to the same period of 2002 due to the sale of assets by the EGF Programs in 2003 that resulted in a gain on disposition.

Real estate operations

A summary of the real estate segment revenues for the three and nine months ended September 30, 2003 and 2002 is summarized as follows (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Lease revenue	$ 257	$ 280	$ 782	$ 865
Management and acquisition fee income- affiliates	15	10	40	80
Interest and investment income	1	-	4	4
Other revenue	-	-	6	-

Total revenues	$273	$290	$832	$949

Lease revenue. During the three and nine months ended September 30, 2003, the Company recognized lease revenue of $0.3 million and $0.8 million, compared to $0.3 million and $0.9 million, respectively for the same periods of 2002, from real estate operations. Lease revenue from real estate operations is earned from its ownership interest in two buildings located in Washington, DC and Sydney, Australia. Lease revenue decreased in the three and nine months ended September 30, 2003 compared to the same periods of 2002 due to a renegotiation of a reduced monthly lease rate for the Sydney property in conjunction with the lease extension executed in the fourth quarter of 2002.

Management and acquisition fee income- affiliates: Kelowna Valley Projects, Inc. is a wholly-owned subsidiary of Semele Group Inc. and is the sole general partner to Kettle Valley Limited Partnership ("KVD LP"), with a .01% ownership interest in the partnership. Per the KVD LP partnership agreement, Kelowna Valley Projects, Inc. receives a 1.5% management fee on the sales price of lot sales at the development in KVD LP. During the three and nine months ended September 30, 2003, the Company recorded $15,000 and $40,000, respectively, in management fees revenue associated with total lot sales compared to $10,000 and $0.1 million recorded in the same periods of 2002. Kelowna Valley Projects, Inc. has no other operations other than its ownership interest in the partnership.

Operating expenses and fees and expenses - affiliate: Operating expenses were $28,000 and $0.1 million for the three and nine months ended September 30, 2003 compared to $12,000 and $0.1 million for the same periods of 2002. Operating expenses consist primarily of general and administrative expenses, which include salary, management fees and office related expenses resulting from the Company’s ownership of two buildings located in Washington, DC and Sydney, Australia. Operating expenses decreased by $41,000 for the nine months ended September 30, 2003 compared to the same periods of 2002 due to an overall decrease in the level of professional services incurred during 2003 compared to the same period of 2002.

Interest expense and interest expense- affiliates: Interest expense and interest expense- affiliates consists of interest on the Company’s $5.5 million note to an unrelated third party and an $8.4 million purchase money promissory note due to an affiliated entity to acquire Ariston Corporation. Third party debt was acquired to finance the acquisition of the Company’s building located in Washington D.C. Interest expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2003 compared to $0.2 million and $0.7 million, respectively for the same periods of 2002. The decrease of $0.2 million in interest expense for the nine months ended September 30, 2003 compared to the same period of 2002 is due to the refinancing of the $5.5 million debt in December 2002 at a lower interest rate.

Depreciation and amortization expense: Depreciation and amortization expense was $0.1 million and $0.3 million, respectively for both the three and nine month periods ended September 30, 2003 and 2002. Depreciation expense is attributable to the depreciation of the two buildings owned by the Company, which is discussed above.

Equity income (loss) in affiliated and non-affiliated companies: Equity income (loss) in non-affiliated companies for the real estate segment consists of the Company’s minority interest in four real estate companies and in two liquidating trusts:

Mountain Resort Holdings LLC ("Mountain Resort")
Mountain Springs Resort LLC ("Mountain Springs")
EFG/Kettle Valley Development LLC ("Kettle Valley")
Rancho Malibu (Rancho Malibu")
AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust ("Liquidating Trusts")

The Company recorded equity income (loss) in its interest in non-affiliated companies for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC	$ (1,276)	$ (2,001)	$ 650	$ (114)
EFG Kettle Development, LLC	107	(79)	54	(267)
Interest in Rancho Malibu	-	-	-	-
Investment in Liquidating Trusts	-	-	-	-
Net (loss) income	$(1,169)	$(2,080)	$704	$(381)

The Company, through its ownership of EFG Kirkwood, has equity interests in Mountain Resort and Mountain Springs, ski resorts located in Kirkwood, California and Durango, Colorado, respectively.

Mountain Resort Operating Results

Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives the majority of its revenues from winter ski operations with the remainder of the revenues generated from summer outdoor activities.

During the three and nine months ended September 30, 2003, Mountain Resort recorded total revenues of $3.2 million and $24.8 million, respectively, compared to $2.1 million and $22.6 million for the same periods in 2002, respectively. Revenues increased $1.1 million or 52% during the three month period ended September 30, 2003 compared to the same period in 2002. During the nine month period ended September 30, 2003, total revenues increased by $2.2 million or 10% compared to the same period in 2002. The increases in both periods are primarily attributable to an increase in the number of condominium sales during 2003 compared to 2002.

During the three and nine months ended September 30, 2003, Mountain Resort recorded total expenses of $5.3 million and $21.9 million, respectively, compared to $4.6 million and $21.2 million for the same periods in 2002. The increase in total expenses of $0.7 million or 15% for the three month period ended September 30, 2003 compared to the same period in 2002, is primarily attributable to an increase in residential related expenses. During the nine months ended September 30, 2003 compared to the same period in 2002 operating expenses also increased $0.7 million or 3% million primarily as a result of an increase in cost of sales from condominium units sold in the nine months ended September 30, 2003 as compared to the same period in 2002, as discussed above.

Mountain Springs

Mountain Springs is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails located near Durango, Colorado.

During the three and nine months ended September 30, 2003, Mountain Springs recorded total revenues of $2.1 million and $12.8 million, respectively, compared to $2.0 million and $13.1 million for the same periods in 2002. The decrease of $0.3 million in total revenues during the nine months ended September 30, 2003 compared to the same period of 2002 is the result of favorable weather conditions during the 2002 winter season, which attracted more skiers

Total expenses were $4.1 million and $14.2 million for the three and nine months ended September 30, 2003 compared to $4.1 million and $14.6 million for the same periods in 2002. The decrease of $0.4 million in total expenses for the nine months ended September 30, 2003 compared to the same period in 2002 is primarily due to a decrease in cost of sales directly associated with the decrease in ski –related revenues.

The Company recorded income (loss) from its equity investment in Mountain Springs and Mountain Resort of $(1.3) million and $0.6 million for the three and nine months ended September 30, 2003 compared to income (loss) of $(2.0) million and $(0.1) million for the same periods of 2002.

Kettle Valley: Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by KVD LP, consists of approximately 270 acres of land that is zoned for 1,120 residential units in addition to commercial space. The Company recorded equity income of $0.1 million for the three and nine months ended September 30, 2003 compared to equity losses of $0.1 million and $0.3 million for the same periods of 2002. The increase in income from the prior periods is attributable to an increase in the number of lot and home sales from the prior year.

During the three and nine months ended September 30, 2003, Kettle Valley recorded revenues of $1.3 million and $3.7 million, respectively, compared to $1.0 million and $2.3 million, respectively, for the same periods in 2002. The increase in revenue for the three and nine months ended September 30, 2003 compared to the same periods in 2002 is attributable to an increase in the completion and sale of residential lots and homes during 2003 compared to 2002. The increase in residential sales is attributable to lower residential mortgage rates. As such, residential sales may decline in the future if mortgage rates increase.
Kettle Valley incurred total expenses of $1.0 million and $3.7 million during the three and nine months ended September 30, 2003, respectively, compared to $1.2 million and $2.7 million, respectively, for the same periods in 2002. The increase in total expenses for the nine months ended September 30, 2003 compared to the same period in 2002 is attributable to the cost of sales associated with the increased sales of residential lots and homes.

Liquidating Trusts: The Company owns a pro rata beneficial interest in the Liquidating Trusts associated with its Class B Interest, SB Interest and Managing Trustee interest in the two trusts. In the fourth quarter of fiscal 2002, the two trusts adopted a formal plan of liquidation and transferred its assets to respective liquidating trusts. Prior to adopting a formal plan of liquidation, the Company consolidated the financial statement of the trusts. The Company recorded no equity income or equity losses associated with its interest in the Liquidating Trusts for the three and nine months ended September 30, 2003. Equity income was not recorded in the nine months ended September 30, 2002 since the financial operations of the Trusts were consolidated during fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for the nine months ended September 30, 2003 were satisfied through cash flow from operations, proceeds from equipment sales, borrowings under the Company’s existing credit facilities and distributions from equity investments. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. In addition, future inflows of cash from equity investments will vary in timing and will also be influenced by many factors not controlled by the Company.

Rents and other receivables increased by $0.6 million or 73% from December 31, 2002 to September 30, 2003. The increase in rents receivable is attributable to the timing of the sale of equipment and rental receipts during the nine months ended September 30, 2003.

Equipment held for lease decreased by $5.2 million or 13% from December 31, 2002 to September 30, 2003. The majority of the decrease, $4.6 million, was attributable to depreciation expense recorded during the nine months ended September 30, 2003. In addition to depreciation expense, the Company sold equipment during the nine months ended September 30, 2003 with a net book value of $0.6 million.

Equipment held for sale increased by $9.6 million or 154% from December 31, 2002 to $15.8 million at September 30, 2003. As of December 31, 2002, MILPI had purchased $6.2 million of these railcars all of which were subsequently sold to an affiliated company in 2003. During the second and third quarters of 2003, MILPI purchased an additional $18.9 million of railcars. Approximately $15.8 million of these railcars are held for sale at September 30, 2003 with the remaining balance sold to affiliated programs. As of September 30, 2003, all of these railcars were on lease to unrelated third parties or in storage. The Company anticipates these railcars will be sold to an affiliated program or an unaffiliated third party in the first quarter of 2004.

Real estate held for development decreased by $13.0 million or 100% from December 31, 2002 to September 30, 2003. Real estate held for development decreased because the Company no longer consolidated the assets of Rancho Malibu as of September 30, 2003. On June 23, 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. In accordance with the amended partnership agreement, decisions require a unanimous consent by both partners and each owner has the ability to veto a proposal by the other partner. Accordingly, the Company no longer has a controlling interest in the assets but has the ability to exercise significant influence over the daily operations. Therefore, the Company’s interest in Rancho Malibu was accounted for under the equity method of accounting beginning June 23, 2003. Prior to June 23, 2003, the Company consolidated Rancho Malibu’s balance sheet and statement of operations.

Buildings decreased by $0.3 million or 3% from December 31, 2002 to September 30, 2003 due to depreciation expense recorded during the nine months ended September 30, 2003.

Interests in affiliated companies decreased by $2.2 million or 11% from December 31, 2002 to September 30, 2003. Interests in affiliated companies consists of the Company’s interest in the Liquidating Partnerships, the Liquidating Trusts and the EGF Programs. The decrease was primarily attributable to $1.4 million of "excess over cost" allocated to the Company’s interest in the EGF Programs during the second quarter of 2003. In May of 2003, the Company purchased the existing minority interest in MILPI. In connection with the acquisition, the Company obtained a fairness opinion from an independent valuation company on the purchase price of the minority interests. The acquisition resulted in a $2.0 million "excess over cost". In accordance with SFAS No. 141, the "excess over cost" is to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets. Approximately $1.4 million of the "excess over cost" was allocated to the carrying value of the Company’s interest in the EGF Programs. The remaining decrease was attributable to $1.1 million of cash distributions received from the EGF Programs and $0.4 million impairment on the Company’s investments in the EGF Programs. These decreases were offset by $0.7 million in equity income, recorded during the nine months ended September 30, 2003.

Interests in non-affiliated companies increased by $13.2 million or 99% from December 31, 2002 to September 30, 2003. The increase in the Company’s interest in non-affiliated companies is primarily attributable to a change in control of the Company’s interest in Rancho Malibu which increased the Company’s interest in non-affiliated companies by $13.2 million. On June 23, 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. The third party investor contributed $2.0 million to Rancho Malibu and is the development general partner. In accordance with the amended partnership agreement, decisions require a unanimous consent by both partners and each owner has the ability to veto a proposal by the other partner. Accordingly, the Company no longer has a controlling interest in the assets but has the ability to exercise significant influence over the daily operations. Therefore, the Company’s interest in Rancho Malibu was accounted for under the equity method of accounting beginning June 23, 2003. Prior to June 23, 2003, the Company consolidated Rancho Malibu’s balance sheet and statement of operations. In addition, the Company recognized $0.7 million of equity income recorded for the Company’s portion of the investee’s net income, $0.9 million of non-cash income recognized for the effect of the change in the exchange rate related to the Company’s investment in Kettle Valley, located in British Columbia, Canada and $0.1 million of additional investment in Rancho Malibu to finance construction costs, which were incurred in June 2003 after the partnership agreement was amended to allow for the additional partner.

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

Other assets increased by $0.3 million or 6% from December 31, 2002 to September 30, 2003. An increase of $0.3 million in other assets is attributable to an increase in the cash surrender value life of the Company’s life insurance policies. The remaining increase is attributable to the Company’s renewal of its directors and officers’ insurance policy in the first quarter of 2003, which increased other assets by $0.1 million, net of amortization recorded on the policy as of September 30, 2003.

Due from affiliates increased by $0.4 million or 8% from December 31, 2002 to September 30, 2003. The increase in due from affiliates is attributable to several factors. Management fees receivable increased by $0.2 million due the timing of when rents were remitted to the Trusts. The remaining increase was attributable to a $0.2 million increase in interest receivable on loan obligations due from Mr. Engle and Mr. Coyne.

Accounts payable and accrued expenses increased by $3.1 million or 34% from December 31, 2002 to September 30, 2003. During the first quarter of 2003, approximately $1.7 million of cash for shares not tendered in the PLM tender offer was remitted to MILPI. Upon receipt of the cash, the Company recorded the cash and a corresponding liability to reflect the associated obligation. The remaining increase of $1.4 million was primarily due to outstanding invoices for railcars purchased in the third quarter of 2003 that was paid for in the fourth quarter of 2003.

Indebtedness to unrelated third parties increased by $8.7 million or 19% from December 31, 2002 to September 30, 2003 due to $4.1 million of principal payments made amortizing the balance of the debt offset by $12.9 million of proceeds received by the Company on the warehouse line of credit and other debt facilities used for railcar purchases.

Indebtedness and other obligations to affiliates decreased by $4.5 million or 14% from December 31, 2002 to September 30, 2003. The decrease in indebtedness and other obligations to affiliates is attributable to the payment of the $4.4 million note and related accrued interest totaling $4.5 million associated with the sale of the Malibu property. In addition, the Company also paid $1.2 million of accrued interest associated with the $8.4 million note issued to purchase Ariston Corporation. These payments were offset by $1.2 million of accrued interest recorded during the nine months ended September 30, 2003 associated with its outstanding related party debt.

Deferred income taxes decreased by $0.6 million or 5% from December 31, 2002 to September 30, 2003. The decrease is attributable to a change in the Company’s temporary differences between the tax basis of assets and liabilities and the carrying values for financial statement purposes.

MILPI Holdings LLC

At September 30, 2003, MILPI had total assets of $61.5 million consisting primarily of $18.5 million of investments in the EGF Programs, $15.8 million of railcars held for sale, an $11.9 million investment in RMLP, Inc and goodwill of $8.1 million. The remaining assets of $7.2 million primarily consisted of cash, receivables and other assets.

MILPI had total liabilities of $36.1 million and $0.8 million of minority interest in its investment in RMLP, Inc at September 30, 2003. Liabilities primarily consisted of $10.0 million balance on the warehouse line of credit used for the railcar purchases discussed below, $11.9 million in deferred income taxes, $2.9 million in note payable to an unrelated third party discussed below, a $2.5 million note payable to a related party discussed below and $8.8 in accounts payable and other liabilities.

MILPI is a participant in a $10.0 million warehouse credit facility, which expires in December 2003. The warehouse credit facility is shared by MILPI and several of its managed equipment leasing programs. All borrowings are guaranteed by MILPI. MILPI borrowed $10.0 million under the warehouse credit facility through September 30, 2003.

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

During the nine months ended September 30, 2003, MILPI borrowed $2.9 million on the cash surrender value of the life insurance policies owned by MILPI and used the proceeds to fund rail car purchases.

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

Rail I Investors, LLC

Rail Investors I, LLC was formed in the fourth quarter of fiscal 2002 and is a wholly owned subsidiary of Semele Group Inc. Rail Investors I, LLC was formed for the sole purpose of leasing equipment under an operating lease and re-leasing the equipment to unrelated third parties. During the three and nine months ended September 30, 2003, the Company recorded $0.4 million and $1.2 million, respectively in lease revenues and $0.3 million and $1.1 million in operating costs.

As of September 30, 2003, Rail Investors I, LLC had total assets of $0.3 million, which consisted primarily of cash and accounts receivable. In addition, it had leased 320 railcars under a ten-year operating lease and subsequently sub-leased the equipment. Rail Investors I, LLC may lease up to an additional 415 railcars over the next 15 months. As these railcars are leased, revenues and expenses are expected to increase. Under its lease for the railcars, Rail Investors I, LLC is required to fund a maintenance and security deposit account. The Company expects all cash generated from the Rail Investors I, LLC over the next twelve months to be used to fund these accounts.

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

In accordance with AFG Investment Trusts C and D’s Boeing 767-300ER lease agreement, at the end of the lease term the aircraft will be returned to the AFG Investment Trusts C and D with at least half time remaining with respect to the aircraft’s engines, nose and main landing gear. In addition, the aircraft shall have completed all the appropriate maintenance and scheduled checks. In no circumstance is the aircraft to be returned with less than quarter time remaining. If the aircraft is returned with between half time and quarter time, the lessee will be required to pay the trusts an amount based on the additional wear and tear of the applicable aircraft parts. If the aircraft is returned to the trusts above half time, AFG Investment Trusts C and D will be required to reimburse the lessee for allowable costs spent related to aircraft maintenance. The cost to be reimbursed to the lessee is based on the amount and timing of the maintenance. The trusts cannot estimate the amount which will be due to the lessee or the amount which may be owed to the trusts when the aircraft is returned.

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

Minority Interest Investments

The Company owns minority interest investments in several equipment leasing and real estate companies, which are accounted for under the equity method of accounting. The financial position and liquidity of these companies could have a material impact on the Company. A description of the Company’s minority interest investments and a brief summary of the financial position are summarized below:

The Company has minority interest investments in the following entities as of September 30, 2003 (in thousands of dollars):

September 30, 2003

Interest in EFG/Kettle Development LLC	$ 8,175
Interest in Mountain Resort Holdings LLC and Mountain Springs Resort LLC	6,226
Interest in liquidating partnerships	314
Interest in liquidating trusts	-
Interest in EGF Programs	17,141
Interest in Rancho Malibu	11,611

Other	463

Total	$43,930

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

As of September 30, 2003, Kettle Valley had total liabilities of $4.6 million, which consisted of $1.7 million in debt to third parties, $2.0 million of debt to related parties and $0.9 million of accounts payable and accrued liabilities. Because the real estate is in the early phase of development, negative cash flows from operations are expected to continue for some time. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. Kettle Valley did not pay dividends during the first nine months of 2003 or in 2002 and does not anticipate paying dividends in the next twelve months. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders, outside investors or additional debt.

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

At September 30, 2003, Mountain Springs had current assets of $3.3 million, which consisted of $0.8 million of cash, accounts receivable and accounts receivable- related party of $1.8 million and inventories and other assets of $0.7 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $21.6 million.

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

Mountain Resorts had positive cash flows of $3.4 for the nine months ended September 30, 2003 and was able to satisfy cash requirements with existing cash and cash flows from operations.

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

The Company does not expect to receive distributions from the four EGF Programs that are in their investment phase until at least 2005.

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

Indebtedness and Other Obligations to Affiliates: The principal balance of the Company’s indebtedness to affiliates at September 30, 2003 consists of the obligations listed below (in thousands of dollars):

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation, 7% annual interest; maturing in January 2005.	$ 8,625
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7% annual interest; maturing in January 2005.	4,377

Sub-total	$13,002

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation; 11.5% annual interest; due on demand.	687
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 11.5% annual interest; due on demand.	349

Sub-total	$1,036

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from purchase of Equis II Corporation, 7.5% annual interest; maturing on Aug. 8, 2007.	1,261
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7.5% annual interest; maturing on Aug. 8, 2007.	640

Sub-total	$1,901

Note payable to EFG for purchase of Ariston Corporation; 7% annual interest; maturing in January 2005	$8,419

Total	$24,358

Guaranteed Obligations: At September 30, 2003, PLM had guaranteed certain obligations up to $0.4 million of a Canadian railcar repair facility, in which PLM had a 10% ownership interest. The obligation is included in accrued expenses in the accompanying September 30, 2003 consolidated balance sheet.

Commitment to Purchase and Lease Railcars: MILPI anticipates that 735 of these railcars will be leased by Rail I Investors. The remaining 315 railcars, at a cost of approximately $23.0 million, will be purchased by MILPI or one of the EGF Programs. As of September 30, 2003, approximately 66% of these railcars have been purchased by PLM Financial Services Inc.("FSI"), a wholly-owned subsidiary of MILPI, or one of the EGF Programs for approximately $15.0 million   The remaining 34 % of these railcars will be purchased by FSI or the EGF Programs in 2004. As of September 30, 2003, the remaining balance of railcars required to be purchased and leased under the agreement are $7.4 million and 415 railcars valued at $29.5 million, respectively. The Company estimates that these remaining railcars will be purchased and leased during the remainder of fiscal 2003 and 2004.

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

Equipment Leasing

The events of September 11, 2001 and the subsequent weakened airline industry have also adversely affected market demand for both new and used commercial aircraft. In addition, during 2003 severe acute respiratory syndrome ("SARS") has led to a dramatic decline in passenger travel in Asia. While it currently is not possible for the Company to determine the ultimate long-term economic consequences of these events to the equipment leasing segment the resulting decline in air travel has suppressed market prices for used aircraft and inhibited the viability of some airlines. In the event of a lease default by an aircraft lessee, the Company could experience material losses. At October 31, 2003, the Company has collected the majority of rents owed from aircraft lessees. The Company is monitoring developments in the airline industry and will continue to evaluate the potential implications to the Company’s financial position and future liquidity. Management does not anticipate significant improvements in its aircraft values.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

A list of exhibits filed or incorporated by reference is as follows:

2.7    Form 8-K filed by AFG Investment Trusts C announcing the approval by its shareholders on its proxy voting in accordance with the proxy solicitation statement dated as of February 11, 2003 (filed with the Securities and Exchange Commission as a Form 8-K by AFG Investment Trust C dated September 30, 2003 is incorporated herein by reference)

2.8    Form 8-K filed by AFG Investment Trusts D announcing the approval by its shareholders on its proxy voting in accordance with the proxy solicitation statement dated as of February 11, 2003 (filed with the Securities and Exchange Commission as a Form 8-K by AFG Investment Trust D dated September 30, 2003 is incorporated herein by reference)
2.9    Text of Letter dated May 5, 2003 to the Directors of Semele referencing the Proposed Acquisition of Semele Group Inc. (filed with the Securities and Exchange Commission to the Registrant’s Report on Form 8-K dated May 5, 2003 is incorporated herein by reference).

2.10    Text of press release dated May 5, 2003 titled "Management Proposes Offer to Acquire Semele Group Inc. Common Stock" (filed with the Securities and Exchange Commission to the Registrant’s Report on Form 8-K dated May 5, 2003 is incorporated herein by reference).

4.2
    Second Amended and Restated Declaration of Trust dated July 18, 2003 for AFG Investment Trust C (filed with the Securities and Exchange Commission as Exhibit 4.2 to AFG Investment Trust C’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 is incorporated herein by reference).

4.3
    Second Amended and Restated Declaration of Trust dated July 18, 2003 for AFG Investment Trust D (filed with the Securities and Exchange Commission as Exhibit 4.2 to AFG Investment Trust D’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 is incorporated herein by reference).

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

b.    Reports on Form 8-K

None

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

4.    The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
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
November November 14, 2003

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

4.    The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

In connection with the Quarterly Report of Semele Group, Inc. and subsidiaries ("Semele" or the "Company"), on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal Executive Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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

In connection with the Quarterly Report of Semele Group, Inc. and subsidiaries ("Semele" or the "Company"), on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal Financial and Accounting Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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