Form 10KSB
period 2003-12-31
SEMELE GROUP INC
filed 2004-04-08
CIK 812914

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number 0-16886

Semele Group Inc.
(Name of Small Business Issuer in its charter)

Delaware	36-3465422

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Nyala Farms, Westport, Connecticut	06880
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(203) 341-0555

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

5,000,000 Shares of Common Stock (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Issuer’s revenues for the fiscal year ended December 31, 2003 were $13,305,000. Shares of common stock outstanding as of March 15, 2004: 2,099,687. Market value of shares held by non-affiliates as of March 15, 2004: $983,890.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to security holders for the year ended December 31, 2003 (Part I and II)

Transitional Small Business Disclosure Format: YES  ☐.     NO ☒.

SEMELE GROUP INC.

Form 10-KSB

For the year ended December 31, 2003

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)   Business Development.

Semele Group Inc. and subsidiaries (“Semele” or the “Company”) is a Delaware corporation organized in April 1987 as Banyan Strategic Land Fund II to invest primarily in short-term, junior, pre-development, and construction mortgage loans. Subsequently, the Company became owner of various real estate assets through foreclosure proceedings in connection with its mortgages. For the years 1987 though 1995, the Company elected to be treated as a real estate investment trust (“REIT”) for income tax purposes. Effective January 1, 1996, the Company revoked its REIT status and became a taxable “C” corporation. Since then, the Company has evaluated alternative ways to maximize shareholder value and take advantage of investment opportunities where its significant loss carryforwards for federal income tax purposes (approximately $107.1 million at December 31, 2003) could make it a value-added buyer. In recent years, the Company has made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix. Currently, the Company is engaged in various real estate activities, including a minority interest in residential property development located in Malibu, California, buildings located in Sydney, Australia and Washington DC and minority interest investments in two ski resorts and a residential development community company located in Canada. The Company also holds investments in other companies operating in niche financial markets, principally involving equipment management and equipment leasing.

Semele is a highly leveraged company and an investment in Semele common stock involves a high degree of risk to the investor.

Proposed equity transaction with affiliates

In December 2003, a special committee of the Company’s Board of Directors recommended the shareholders approve a proposal from Mr. Engle and Mr. Coyne, CEO and President respectively, to make a voluntary tender offer at $1.40 per share for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by Management after the Company has completed a 1 for 4,001 reverse stock split in which stockholders owning fewer than 1,000 shares will receive $1.40 per pre-split share for their shares followed by a 4,001 to 1 forward split.

(b)   Business Activities.

General

The Company has 17 employees that are employed by MILPI Holdings, LLC (“MILPI”), or other subsidiaries of the Company. Equis Financial Group L.P. (“EFG”) is a Massachusetts limited partnership and serves as advisor to AFG Investment Trust C and D (the “Trusts”), subsidiaries of the Company. EFG is controlled by the Company’s Chairman and Chief Executive Officer, Gary D. Engle. EFG and its subsidiaries are engaged in various aspects of the equipment leasing business, including EFG’s role as manager or advisor to several direct-participation equipment leasing programs in addition to the Trusts and MILPI. EFG arranges to originate equipment leases, acts as remarketing agent and asset manager and provides leasing support services, such as billings, collections, and asset tracking.

At December 31, 2003, the Company was actively engaged in three industry segments: i) real estate ownership, development and management, ii) equipment leasing and iii) equipment management.

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

Real Estate

The Company owns interests in companies that are engaged in real estate leasing or development activities, as well as winter resorts. These interests consist of the following:

RANCHO MALIBU

The Company has an indirect investment in a partnership, which owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu” or the “Malibu property”. Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space.

In the first quarter of 2003, Semele transferred its interest in Rancho Malibu to RMLP, Inc., a wholly-owned subsidiary of MILPI, for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15%) interest in RMLP, Inc. Because the property was transferred to a wholly-owned subsidiary of MILPI, the $2.5 million promissory note and related accrued interest and loss on transfer of property to RMLP, Inc. have been eliminated in consolidation.

On June 23, 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. The third party investor contributed $2.0 million to Rancho Malibu and is the development general partner. In accordance with the amended partnership agreement, decisions require a unanimous consent by both partners and each owner has the ability to veto a proposal by the other partner. Therefore, the Company’s interest in Rancho Malibu was accounted for under the equity method of accounting beginning June 23, 2003. Prior to June 23, 2003, the Company consolidated Rancho Malibu’s balance sheet and statement of operations. At December 31, 2003, Rancho Malibu remains under development and all costs have been capitalized to the development.

AFG INTERNATIONAL

The Company has ownership interests in two commercial properties, consisting of land and buildings, which are leased to a major university. The buildings are used in connection with the university’s international education programs and include both classroom and dormitory space. One building is located in Washington, D.C. and the other is located in Sydney, Australia. The lessee of the Sydney, Australia building vacated the establishment and terminated the lease in the fourth quarter of 2003 prior to the termination date of the lease on January 15, 2005. The Company has not decided whether to market the property for lease or for sale.

The Company is actively marketing the building and land located in Washington, DC for sale. There can be no assurance that a sale will be completed.

EFG KIRKWOOD LLC

The Company owns 100% of the Class B membership interests of EFG Kirkwood LLC (“EFG Kirkwood”). The Trusts and Equis II Corporation, all of which consolidate into Semele, collectively own 100% of the Class A membership interests of EFG Kirkwood. EFG Kirkwood is a minority member in two joint ventures, Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resorts LLC (“Mountain Springs”).

Mountain Resort, through four wholly-owned subsidiaries, owns and operates Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community and land that is held for residential and commercial development. Mountain Springs, through a wholly-owned subsidiary, owns a controlling interest in the Purgatory Ski Resort in Durango, Colorado. Mountain Springs also owns Durango Mountain Land Company, which owns 500 acres of real estate to be developed for commercial and residential use.

EFG/KETTLE DEVELOPMENT LLC

The Company has an indirect ownership interest in EFG/Kettle Development LLC, which is owned 100% by the Trusts. EFG/Kettle Development LLC’s subsidiaries have a 49.9% limited partner ownership interest in Kettle Valley Development Limited Partnership (“KVD LP”). An unaffiliated third party owns the remaining 50.1% of KVP LP. KVD LP owns a real estate development in Kelowna, British Columbia Canada, called Kettle Valley. Kettle Valley is comprised of approximately 270 acres of land zoned for 1,120 residential units in addition to commercial space. The Company also has a 100% controlling and ownership interest in Kelowna Projects, Inc., which is the sole general partner, with a .01% ownership interest, of KVD LP.

In accordance with the ownership agreements, decisions require unanimous consent by both the limited partners and the general partner and each owner has the ability to veto a proposal by the other partner. Therefore, the Company’s interest in KVD LP was accounted for under the equity method of accounting.

BUSINESS RISK-REAL ESTATE

The Company’s minority interests in two ski resorts are subject to the risks of the tourism industry.

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

The Company also has a minority interest in several real estate development companies, some of which are located at the resorts. The risks generally associated with real estate development include the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, and other governmental rules.

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

The Company does not anticipate receiving dividend distributions from the real estate investments in the near future due as cash generated from these projects will be used for further development.

Equipment Leasing

THE TRUSTS/ LIQUIDATING TRUSTS

The Company, through Equis II’s Class B interests and AFG ASIT Corporation’s Managing Trustee Interest, controls the voting interest in the Trusts. However, on certain voting matters, principally involving transactions with related parties, Equis II is obligated to vote its Class B interests consistent with the majority of unaffiliated investors. AFG ASIT Corporation, a wholly-owned subsidiary of the Company, is managing trustee of the Trusts. The Trusts have a portfolio of equipment leasing assets and several minority interest investments, which include real estate companies and an equipment management company. The Company’s economic interest in the Trusts ranges from 26% to 28% per Trust, which includes its Managing Trustee interest, Class B interest and Special Beneficiary interests.

The remaining Trusts are limited-life entities having the following scheduled dissolution dates:

AFG Investment Trust C – December 31, 2004

AFG Investment Trust D – December 31, 2006

AFG Investment Trust C and D are scheduled to terminate on December 31, 2004 and December 31, 2006, respectively. In 2004, the managing trustee began the process of liquidating AFG Investment Trust C and expects to do so by December 31, 2004. In 2004, the beneficiaries of AFG Investment Trust D approved the liquidation of the trust prior to December 31, 2006 and the managing Trustee expects to commence liquidating its assets and to complete its liquidation prior to that date. Any remaining assets will be placed in a liquidating trust.

AFG Investment Trusts A and B’s assets were transferred to AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust (collectively the “Liquidating Trusts”), respectively, on December 31, 2002. In furtherance of the Plan of Liquidation and Dissolution, the Liquidating Trusts entered into a Liquidating Trust Agreement with an independent third party as trustee of the Liquidating Trusts. The trustee has control over the dissolution of the Liquidating Trusts’ assets. In conjunction with the liquidation, the trustee engaged the Managing Trustee, AFG ASIT Corporation (a wholly-owned subsidiary of the Company), and EFG, an affiliated entity, as agents in order to manage the daily operations until liquidation is complete. Accordingly, Semele no longer has a controlling interest in these assets but has the ability to exercise significant influence over the daily operations. Therefore, the Company used the equity method of accounting for the investments in the Liquidating Trusts in the accompanying balance sheet as of December 31, 2002 and throughout 2003. Prior to the liquidation date, the Company consolidated the Trusts’ balance sheet and statement of operations. The statements of operations for AFG Investment Trusts A and B are consolidated into the Company’s 2002 financial statements since the entities were controlled throughout 2002.

During 2003, the Liquidating Trusts were dissolved in accordance with their respective plans of liquidation. As a result, the Company received the following amount for its Managing Trustee and Class B interest: $0.5 million in cash, $1.1 million in a in-kind distribution of the Liquidating Trusts ownership interest in EFG Kirkwood, a consolidated entity which was previously recorded as minority interest in the Company’s consolidated financial statements, and $0.1 million in a in-kind distribution of the Liquidating Trusts ownership interest in Kirkwood Palisades LLC, a real estate development company. In addition to the Managing Trustee and Class B distributions discussed above, the Company received $0.7 million in cash associated with its Special Beneficiary Interest “SB Interest” in the Liquidating Trusts. The cash received was used to pay the accrued interest associated with the Company’s non-recourse note issued in consideration for acquiring the SB Interest.

AFG Investment Trust A, and its successor AFG Investment Trust A Liquidating Trust, owned 20,969 shares of Semele’s common stock prior to the liquidation in the fourth quarter of 2003. As of December 31, 2002, the ownership of the 20,969 shares of stock was eliminated in the Company’s consolidated financial statements.

RAIL INVESTORS I, LLC

Rail Investors I, LLC was formed in 2002 and is a wholly-owned subsidiary of Semele Group Inc. Rail Investors I, LLC was formed for the sole purpose of leasing railcars under an operating lease that is non-recourse to Semele Group Inc. and re-leasing the equipment to unrelated third parties.

LIQUIDATING PARTNERSHIPS

The Company had an ownership interest in eleven limited partnerships engaged primarily in the equipment leasing business. In July 2002, the partnerships each adopted a formal plan of liquidation and transferred its assets and liabilities to eleven respective liquidating partnership trusts (“Liquidating Partnerships”) for the sole purpose of liquidating the assets and liabilities. In accordance with the Plans of Liquidation and Dissolution for each of the Liquidating Partnerships dated July 18, 2002, all of the net cash proceeds from the sale of the assets of the Liquidating Partnerships and cash, less reserves for any liabilities, were distributed to the Liquidating Partnerships’ interest holders by December 31, 2003 and the Liquidating Partnerships were dissolved.

BUSINESS RISKS- EQUIPMENT LEASING

The Company's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence, and credit quality of and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Another risk is that the credit quality of the lease may deteriorate after a lease is made. In addition, the leasing industry is very competitive. The Company is subject to considerable competition when equipment is re-leased or sold at the expiration of primary lease terms. The Company must compete with lease programs offered directly by manufacturers and other equipment leasing companies, many of which have greater resources, including business trusts and limited partnerships organized and managed similarly to the Company. In addition, default by a lessee under a lease agreement may cause equipment to be returned to the Company at a time when the Company or its advisors is unable to arrange the sale or re-lease of such equipment. This could result in the loss of a portion of potential lease revenues and weaken the Company’s ability to repay related indebtedness. In addition, a significant portion of the Company’s equipment portfolio consists of used jet aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The Company does not anticipate aircraft values returning to their pre- September 11, 2001 values.

The Company has an aircraft, which, based on original equipment cost, accounts for approximately 62% of the Company's equipment portfolio cost at December 31, 2003. This aircraft currently operates in an international market and is stage three compliant. All rents due under the aircraft’s lease are denominated in U.S. dollars. However, the operation of this aircraft in an international market exposes the Company to certain political, credit and economic risks. Regulatory requirements of other countries governing aircraft registration, maintenance, liability of lessors and other matters may apply. Political instability, changes in national policy, competitive pressures, fuel shortages, recessions and other political and economic events adversely affecting world or regional trading markets or a particular foreign lessee could also create the risk that a foreign lessee would be unable to perform its obligations to the Trust. The recognition in foreign courts of judgments obtained in United States courts may be difficult or impossible to obtain and foreign procedural rules may otherwise delay such recognition. It may be difficult for the Company to obtain possession of an aircraft used outside the United States in the event or default by the lessee or to enforce its rights under the related lease. Moreover, foreign jurisdictions may confiscate or expropriate aircraft without paying adequate compensation.

The ultimate realization of residual value for any type of equipment is dependent upon many factors, including the Company’s ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, political stability and many other events can converge to enhance or detract from asset values at any given time. The Company attempts to monitor these changes in order to identify opportunities which may be advantageous and which will maximize total cash returns for each asset.

In addition to the aircraft discussed above, the Company has leased 487 railcars under a ten-year operating lease through its wholly-owned subsidiary Rail Investors I, LLC. To date, the Company has not experienced any material collection problems and has not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future contracted rents will be collected or that the credit quality of the Company’s leases will be maintained. The credit quality of an individual lease may deteriorate after the lease is entered into. Collection risk could increase in the future, particularly as the Company remarkets its equipment and enters re-lease agreements with different lessees. The Managing Trustee will continue to evaluate and monitor the Company’s experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate

Equipment Management

MILPI HOLDINGS, LLC AND EGF PROGRAMS

The Trusts formed MILPI for the purpose of acquiring PLM International, Inc. (“PLM”). In February 2001, MILPI acquired approximately 83% of PLM’s outstanding common stock for a total purchase price of approximately $21.8 million. In February 2002, MILPI completed the acquisition of the remaining 17% of the outstanding PLM common stock, at a purchase price of approximately $4.4 million.

PLM Financial Services, Inc. (“FSI”), a wholly-owned subsidiary of PLM, provides management services to investment programs, including a limited liability company, a limited partnership and private placement programs, which acquire and lease primarily used transportation and related equipment. FSI has entered into management agreements with these programs.

From 1986 through 1995, FSI offered the PLM Equipment Growth Fund investment series (“EGF Funds or EGF Programs”). From 1995 through 1996, FSI offered the Professional Lease Management Income Fund I, a limited liability company (“Fund I”) with a no front-end fee structure. The Fund I program and the EGF Funds were designed to invest primarily in used transportation and related equipment for lease in order to generate current operating cash flow for distribution to investors and for reinvestment into additional transportation and related equipment.

Management fees are earned by FSI for managing the equipment portfolios and administering the EGF Funds as provided for in the various agreements, and are recognized as revenue as they are earned. FSI is also entitled to reimbursement for providing certain administrative services. Acquisition and lease fees are earned by FSI by purchasing equipment for the EGF Programs.

PLM holds an interest (between 1% and 15%) in the earnings and cash distributions of the programs, in which FSI is the General Partner. PLM recognizes as partnership interests its equity interest in the earnings of the EGF Programs.

The affiliated investment programs, lease transportation equipment primarily on mid-term operating leases and short-term rentals. Leases of aircraft are net operating leases. In net operating leases, expenses such as insurance, taxes, and maintenance are the responsibility of the lessees. The effect of entering into net operating leases is to reduce lease rates, compared to full-service lease rates for comparable lease terms. Railcar leases are full-services leases. Trailers are leased on a per diem bases. Marine containers are leased either on a fixed rate or utilization basis. Marine vessel leases are full-service leases. In both a full-service lease and a per diem rental, the lessor absorbs the maintenance costs, which allows PLM to insure proper maintenance of the equipment.

BUSINESS RISK- EQUIPMENT MANAGEMENT

Lessees of the investment programs' equipment range from Fortune 500 companies to small, privately held corporations and entities. Deposits, prepaid rents, corporate and personal guarantees, and letters of credit are utilized, when necessary, to provide credit support for lessees who do not satisfy the underwriting.

When marketing operating leases for transportation assets owned by the Company, the Company encounters considerable competition from lessors offering full payout leases on new equipment. In comparing lease terms for the same equipment, full payout leases provide longer lease periods and lower monthly rents than PLM offers. In comparison, the shorter length of operating leases provides lessees with flexibility in their equipment and capital commitments. The Company competes with transportation equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Company cannot offer such as specialized maintenance services (including possible substitution of equipment), warranty services, spare parts, training, and trade-in privileges. The Company competes with many transportation equipment lessors, including GE Capital Railcar Services, Inc., GATX, GE Capital Aviation Services, Inc., International Lease Finance Corporation, Union Tank Car Company, international banks, and certain limited partnerships.

The transportation industry, in which the majority of the equipment managed by the Company operates, is subject to substantial regulation by various federal, state, local, and foreign government authorities. It is not possible to predict the positive or negative effects of future regulatory changes in the transportation industry.

The ultimate realization of revenues for managed equipment is subject to economic risks related to many changing factors, including the ability of the Company to realize acceptable lease rates on its equipment in the different equipment markets. Lease rates are contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the Company to clearly define trends or influences that may impact the performance of the equipment programs. The Company continually monitors both the equipment markets and the performance of the equipment programs in these markets. The Company may decide to reduce the equipment program's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return. Alternatively, the Company may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections

The Company’s asset base consists of its ownership interests in the management in several equipment programs with limited lives and railcars held for lease. The Company’s revenue base consists primarily of management fees earned from the equipment programs. If the Company does not find new sources of capital and revenue, its source of revenues and asset base will decrease and eventually terminate as the equipment programs reach the end of their legal lives.

Acquisitions

In May of 2003, the Company, through its subsidiary MILPI, purchased the existing minority interest in MILPI owned by AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust for $5.4 million, which is now held by MILPI as treasury stock. The acquisition was financed through MILPI’s existing cash reserves and cash flows generated from the sale of railcars. Prior to the acquisition, MILPI was owned as follows: AFG Investment Trust A Liquidating Trust 8%; AFG Investment Trust B Liquidating Trust 17%; AFG Investment Trust C 37.5% and AFG Investment Trust D 37.5%. Subsequent to the acquisition, AFG Investment Trust C and AFG Investment Trust D, which are consolidated into the Company’s financial statements, collectively own 100% of MILPI, with each trust owning 50%.

Investment Company Act of 1940

The Securities Exchange Commission (“SEC”) staff has informed the Company that it believes the Trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940 (the “Act”). The Company, after consulting with counsel, does not believe that they are unregistered investment companies. However, it is possible that one or more of the Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, AFG Investment Trust C and AFG Investment Trust D intend to avoid being deemed investment companies by means that may include disposing assets that they might not otherwise dispose of.

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

Small Business Issuer

The Company’s consolidated financial statements contained in the 2003 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Company qualifies as a Regulation S-B filer since both its 2002 and 2001 annual revenues were less than $25.0 million and its public float has not exceeded $25.0 million. The Company will continue to qualify as an S-B filer through at least 2005, as its revenues for the year ended December 31, 2003 are also less than $25.0 million.

ITEM 2. DESCRIPTION OF PROPERTY

As previously discussed, in recent years, the Company has made certain investments with affiliated parties where its income tax loss carryforwards could be utilized and which permitted the Company to diversify its asset mix. These investments include the following properties:

AFG International

The Company has ownership interests in two commercial properties, consisting of land and buildings, which are leased to a major university. The buildings are used in connection with the university’s international education programs and include both classroom and dormitory space. One building is located in Washington, D.C. and the other is located in Sydney, Australia. The lessee of the Sydney, Australia building vacated the establishment and terminated its lease in the fourth quarter of 2003 prior to the termination date of the lease on January 15, 2005. The Company has not decided whether to market the property for lease or for sale.

In the fourth quarter of 2003, the Company began to actively market the building and land located in Washington, DC for sale. There can be no assurance that a sale will be completed.

ITEM 3. LEGAL PROCEEDINGS

The Securities Exchange Commission (“SEC”) commenced an informal inquiry in June 2003 to determine if there have been violations of the federal securities laws. The SEC, among other things, asked the Company to voluntarily provide information and documents relating to any possible or proposed restatements of the Company’s financial statements. The Company has provided the information and documents requested. The Company is cooperating fully with the SEC informal inquiry.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 17, 2004, the AFG Investment Trust D filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee. On March 23, 2004, the shareholders voted in favor of each of the proposals as follows:

	Proposal	For	Against	Abstain

1.	To approve the liquidation and dissolution of the Trust under the terms and conditions of the Plan of Liquidation and Dissolution, pursuant to which Beneficiaries will receive cash distributions upon final dissolution.	3,956,921	58,967	13,926

2.	To amend Section 7.3 of the Trust Agreement to allow for the sale of assets by the Trust to its affiliates.	3,899,510	106,184	24,110

3.	To approve the sale of the Trust’s membership interest in MILPI Holdings, LLC, which is owned jointly with an affiliate of the Trust to PLM MILPI Holdings LLC, a Delaware limited liability company owned by James A. Coyne and Gary D. Engle.	3,902,694	102,504	24,606

4.	To amend Section 8.1(b) of the Trust Agreement, which currently allows for distributions in-kind on a pro rata basis to all beneficiaries upon the liquidation and dissolution of the Trust, so that the Managing Trustee will have the discretion to make special distributions in-kind to affiliates of the Trust, together with coinciding cash payments to the other Beneficiaries, and to concurrently amend Section 7.7 of the Trust Agreement to allow for such distributions in-kind permitted by Section 8.1(b).	3,891,672	114,970	23,162

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

The Company's stock is traded on the OTC Bulletin Board, commonly referred to as the "over-the-counter" market. The Company’s trading symbol on that market is "VSLF.PK."

Quarter		Share Price
Ended		2003	2002

3/31	High	$1.09	$2.35
	Low	$0.90	$1.72

6/30	High	$1.20	$2.07
	Low	$0.60	$1.66

9/30	High	$1.30	$1.70
	Low	$0.60	$1.50

12/31	High	$0.79	$1.50
	Low	$0.68	$1.06

(b) Approximate Number of Security Holders.

At March 15, 2004, there were 1,412 record holders of the Company's shares of common stock.

(c) Dividends.

The Company did not declare a dividend during the years ended December 31, 2003 and 2002. The Company's management does not anticipate that dividends will be paid in the foreseeable future as all cash generated from operations will be used for real estate development, pay debt or acquire additional assets.

(d) A copy of the Company’s annual report to the Securities and Exchange Commission on Form 10-K will be furnished to any shareholder without charge upon written request. Address to Investor Relations at: Semele Group Inc., 235 3rd Street South, Suite 200, St. Petersburg, Florida 33701-4242.

ITEM 6.      AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 annual report.

ITEM 7.      FINANCIAL STATEMENTS

Incorporated herein by reference as an exhibit to the December 31, 2003 Form 10-KSB from the Company’s consolidated financial statements included in the 2003 annual report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The Company’s management, including its President and Chief Financial Officer (“CFO”), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Evaluation of the Fund’s Disclosure Controls and Internal Controls

(1)   Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company’s required to be included in the Company’s exchange act filings.

(2)   There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluations.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Company’s Officers and Directors

The Company’s executive officers are elected annually by the directors and serves until his successor is elected and qualified or until his death, resignation or removal by the directors. The current directors were elected by the shareholders at the 2002 Annual Meeting to serve until the 2005 Annual Meeting. The directors and executive officers of the Company at the filing date is as follows:

Walter E. Auch, Sr.	Director
Robert M. Ungerleider	Director
Joseph W. Bartlett	Director
Gary D. Engle	Chairman of the Board and Chief Executive Officer
James A. Coyne	President, Chief Operating Officer, and Corporate Secretary of the Board
Richard K Brock	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

WALTER E. AUCH, SR., age 81 was, prior to retiring, the Chairman and Chief Executive officer of the Chicago Board Options Exchange. Previously, Mr. Auch was Executive Vice President, director and a member of the Executive Committee of Paine Webber. Mr. Auch is a director of Smith Barney Concert Series Funds, Smith Barney Trak Fund, the U.S. Bank Corporation Funds, the Nicholas Applegate Funds and Union Bank of Switzerland. He is a trustee of Banyan Strategic Realty Trust, as well as a trustee of Hillsdale College and the Arizona Heart Institute, and a former director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund).

ROBERT M. UNGERLEIDER, age 62, is of counsel to the law firm of Felcher Fox & Litner, in New York City. Mr. Ungerleider has founded, developed and sold a number of startup ventures, including Verifone Finance, an equipment leasing company, Smartpage, a paging service company, and Financial Risk Underwriting Agency, Inc., an insurance firm specializing in financial guarantee transactions. Mr. Ungerleider practiced real estate, corporate law and insurance in New York City and formerly served as a director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund).

JOSEPH W. BARTLETT, age 70, is of counsel to the law firm of Fish and Richardson. Prior to that, he was a partner in the law firm of Morrison & Foerster LLP since March 1996. From July 1991 until March 1996, Mr. Bartlett was a partner in the law firm of Mayer, Brock & Platt.

GARY D. ENGLE, age 55, has been Chairman of the Board and Chief Executive Officer of the Company since November 1997. Mr. Engle serves as Director and President of various subsidiaries and affiliates of the Company including Equis II, Ariston Corporation, AFG ASIT Corporation, and as Director and Chairman of PLM. Mr. Engle is sole stockholder, Director, President, and Chief Executive Officer of Equis Corporation, general partner of EFG.

JAMES A. COYNE, age 43, has been President and Chief Operating Officer of the Company since May 1997. Mr. Coyne serves as Senior Vice President of various Company subsidiaries and affiliates, including, Equis II, AFG ASIT Corporation and AFG Realty Corporation. Mr. Coyne is a Director and President of PLM International, Inc. Mr. Coyne has served as Senior Vice President of Equis Corporation, the general partner of EFG, since December 1996.

RICHARD K BROCK, age 41, became Vice President, Chief Financial Officer and Treasurer of the Company effective August 22, 2002. From June 2001 until August 2002, Mr. Brock was a consultant to various leasing management companies affiliated with the Company. Prior to that, Mr. Brock was the Chief Financial Officer of PLM. From 1991 though August 2002, Mr. Brock had served in various financial capacities with PLM and certain of its affiliates.

Code of Ethics

The Company has adopted a code of ethics that applies to all executive officers, directors and employees of the Managing Trustee, a copy of which was filed as Exhibit 14 to Form 10-KSB for the year ended December 31, 2003.

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

B.  EXECUTIVE COMPENSATION

Compensation to Mr. Engle and Mr. Coyne for the years ended December 31, 2003, 2002, and 2001 is summarized below:

						Long-term Compensation

		Annual Compensation (1)			Awards	Payouts

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Options SARs (#)	LTIP Payouts	All Other Compensation

Gary D. Engle, Chairman	2003	$120,000(2)	n/a	n/a	n/a	n/a	n/a	n/a
and Chief Executive	2002	$120,000(2)	n/a	n/a	n/a	n/a	n/a	n/a
Officer	2001	$120,000(2)	n/a	n/a	n/a	n/a	n/a	n/a
James A. Coyne, President	2003	$120,000(2)	n/a	n/a	n/a	n/a	n/a	n/a
and Chief Operating	2002	$120,000(2)	n/a	n/a	n/a	n/a	n/a	n/a
Officer	2001	$120,000(2)	n/a	n/a	n/a	n/a	n/a	n/a

(1)	Total compensation for each of the next three highest paid executive officers did not exceed $100,000 in 2003, 2002 or 2001.

(2)
In 2003, 2002 and 2001, the Company accrued Mr. Engle and Mr. Coyne’s annual compensation but did not issue any shares to an existing rabbi trust for the benefit of the executive. Mr. Engle and Mr. Coyne waived the Company’s requirement to fund the rabbi trust with shares of the Company’s common stock. See discussion below.

Mr. Engle serves as Chairman of the Board and Chief Executive Officer of the Company pursuant to an executive employment agreement dated November 10, 1997. Mr. Coyne serves as President and Chief Operating Officer of the Company pursuant to an executive employment agreement dated May 1, 1997. The provisions of the two agreements (hereafter referred to as the “Compensation Agreements”) are identical.

Pursuant to the Compensation Agreements, the Company pays each executive a base salary of $120,000 per year, subject to adjustment by the Board of Directors. In addition, the executives are entitled to receive such incentive or performance cash bonuses as the Board of Directors may determine from time to time. Both Mr. Engle and Mr. Coyne have chosen to have their annual base salaries of $120,000 paid in the form of common stock pursuant to the terms of an Incentive Compensation Plan established for their benefit. These amounts were, however, accrued in the accompanying consolidated financial statements. The Compensation Agreements also provide that the Company will defer, under the Incentive Compensation Plan, an incentive bonus equal to 6% of the Company’s pre-tax profits for each year, excluding results attributable to the Company’s Rancho Malibu property. As the Company had losses in 2003, 2002 and 2001, there were no bonuses earned under the Incentive Compensation Plan in those years. With respect to the Rancho Malibu property, the Compensation Agreements provide that the Company will defer for the benefit of each executive an incentive bonus amount equal to 10% of the amounts that the Company realizes in excess of its carrying value for the property. To date, no bonus has been earned related to Rancho Malibu. Finally, the Company, acting through the compensation committee of the Board of Directors, may defer additional discretionary bonuses for the executives from time to time as the compensation committee shall determine. To date, no such incentive bonus amounts have been paid to or deferred on account of either executive.

As discussed above, pursuant to the Compensation Agreements, the base salaries of Mr. Engle and Mr. Coyne are generally paid in the form of common stock. Mr. Engle and Mr. Coyne waived the Company’s requirement to fund the Plan for the years ended December 31, 2003, 2002 and 2001 and as such, no shares were issued for 2003, 2002 and 2001. These amounts were, however, accrued in the accompanying financial statements. As of December 31, 2003, the Company had issued 82,140 and 82,139 shares of common stock to Mr. Engle and Mr. Coyne, respectively, for such compensation. The shares are held in a rabbi trust established by the Company for the benefit of each executive. The number of shares of common stock held for the account of each executive is determined by dividing the dollar amount of salary deferred each month, by the average of the closing prices of the Company’s shares for the last ten trading days of the month. Common stock issued to an executive in lieu of salary is not subject to forfeiture. However, shares or other amounts deferred in consideration of an executive’s bonuses are forfeited upon the Company’s termination of the executive for cause under the Compensation Agreements. All shares or other amounts forfeited are returned to the Company.

Following an initial term that ended on December 31, 2000, the Compensation Agreements automatically renew each year for additional one-year terms unless either party gives written notice to the other not less than 30 days prior to the end of the renewal term that the party does not wish to renew his contract. The Company may terminate the Compensation Agreements for cause, and the executives may terminate their respective agreements at any time upon 60 days’ prior written notice. In addition, the executives may terminate their agreements within 60 days of a change-in-control, and, in that event, the Company must continue the executive’s salary and fringe benefits under a separate agreement, the Incentive Compensation Plan, for a period of 18 months. For purposes of the Compensation Agreements, “change-in-control” means an occurrence whereby (i) any person, partnership, corporation, entity or group (as that term is used in the Securities Exchange Act of 1934), in any single transaction or series of related transactions, directly or indirectly acquires beneficial ownership of more than 50% of the Company’s voting securities or substantially all of the Company’s assets, or (ii) individuals who were members of the Board of Directors immediately prior to a meeting of stockholders involving a contest for the election of directors do not constitute a majority of the board following such election or (iii) the executive fails to be elected or re-elected to the board, unless the executive was not nominated with his consent. If the Company terminates an executive or the Company elects not to renew an executive’s Compensation Agreement within 24 months following a change-in-control, the Company must pay to the executive in a lump sum an amount equal to the greater of (i) three times the base salary paid to the executive in the 36 months preceding the change-in-control and (ii) the base salary due to be paid the executive through the end of the renewal term of his agreement. If the Company terminates the employment of an executive without cause, all payments under his Compensation Agreement continue through the end of the then renewal term. If the Company elects not to renew an executive’s Compensation Agreement at the end of any renewal term, the executive will receive a termination settlement equal to 12 months’ salary and will continue to receive insurance benefits for 12 months, unless such non-renewal occurs within 24 months following a change-in-control, in which case, the executive will receive the benefits prescribed for a change-in-control event.

If Mr. Engle ceases to be Chief Executive Officer and a director of the Company or if Mr. Coyne ceases to be President and a director of the Company, except if either executive resigns voluntarily or is terminated for cause, the notes issued by the Company for the purchase of Equis II Corporation, having a principal balance of $13.0 million at December 31, 2003, will become immediately due and payable.

Executive and Director Stock Option Plan.

No stock options were granted or exercised under the Company’s 1994 Executive and Director Stock Option Plan by executive officers or Directors in either 2003 or 2002. Currently, there are 15,000 options outstanding to the Company’s Directors and there are no options outstanding to any executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial owners of common stock as of February 29, 2004 by: (i) each person or entity who is known by the Company to own more than five percent of the common stock; (ii) each director and each executive officer of the Company named in the executive compensation table; and (iii) all current directors and officers as a group. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares of common stock that are not outstanding but may be acquired by that person or entity upon exercise of all options and warrants exercisable by that person or entity within 60 days of February 29, 2004. However, such shares of common stock are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person or entity. Mr. Brock, Vice President and Chief Financial Officer does not own any shares of common stock of the Company.

Name of Person or Entity	Number of Shares	Percent of Total Shares

Gary D. Engle, Chairman, Chief Executive Officer and Director c/o Equis Corporation 200 Nyala Farms Westport, Connecticut 06880	770,561 (1)	37%
James A. Coyne, President, Chief Operating Officer and Director c/o Equis Corporation 200 Nyala Farms Westport, Connecticut 06880	432,980 (2)	21%
Joseph W. Bartlett, Director	5,000 (3)	- Less than 1%
Robert M. Ungerleider, Director	,600 (3)	Less than 1%
Walter E. Auch, Sr., Director	6,100 (3)	- Less than 1%
All Directors and Officers of the Company, as a group (5 persons)	1,204,241	58.0%

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

(2)
Includes 3,000 shares owned directly, 347,841 shares owned by a family corporation over which he has control and 82,139 shares owned by the trustee of a rabbi trust for the benefit of Mr. Coyne over which Mr. Coyne has voting control. The shares held by such trustee represent salary deferred by Mr. Coyne pursuant to the Company’s Incentive Compensation Plan.

14

(3)
Includes 5,000 shares underlying currently exercisable options granted under the Company’s 1994 Executive and Director Stock Option Plan. Mr. Bartlett’s stock options expire on January 1, 2008 and Mr. Ungerleider’s and Mr. Auch’s stock options expire on July 16, 2004.

The Company is not aware of any other person who, alone or as part of a group, beneficially owns more than 5% percent of the outstanding shares of the Company’s common stock at February 29, 2004. In order to preserve the benefits of the Company's existing net operating loss carryforwards, the Restated Bylaws of the Company include a provision that prohibits any person from acquiring more than 4.9% of the outstanding shares of common stock of the Company.

In December 2003, a special committee of the Company’s Board of Directors recommended the shareholders approve a proposal from Mr. Engle and Mr. Coyne, CEO and President respectively, to make a voluntary tender offer at $1.40 per share for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by Management after the Company has completed a 1 for 4,001 reverse stock split in which stockholders owning fewer than 1,000 shares will receive $1.40 per pre-split share for their shares followed by a 4,001 to 1 forward split.

See Item 10, Executive Compensation, for information on Stock Options of the Company held by officers and directors pursuant to the 1994 Executive and Director Stock Option Plan and for information on shares held in a rabbi trust for the benefit of certain officers pursuant to the Company’s Incentive Compensation Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of common stock and other equity securities of the Company with the SEC and the National Association of Securities Dealers, Inc. Based on the Company’s records and other information, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with during 2003 and 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PROPOSED EQUITY TRANSACTION WITH AFFILIATES

In December 2003, a special committee of the Company’s Board of Directors recommended the shareholders approve a proposal from Mr. Engle and Mr. Coyne, CEO and President respectively, to make a voluntary tender offer at $1.40 per share for the acquisition of substantially all of the outstanding shares of common stock of Semele not already owned by Management after the Company has completed a 1 for 4,001 reverse stock split in which stockholders owning fewer than 1,000 shares will receive $1.40 per pre-split share for their shares followed by a 4,001 to 1 forward split.

FEES AND EXPENSES PAID TO AFFILIATES

Fees and expenses paid to affiliates for the years ended December 31, 2003 and 2002 respectively are as follows (in thousands of dollars):

	2003	2002

Equipment management fees	$417	$547
Administrative charges	261	589

Total	$678	$1,136

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

All of the Trusts’ equipment was purchased by EFG, one of its affiliates, or directly from third-party sellers.

DUE FROM AFFILIATES

Amounts due from affiliates are summarized below (in thousands of dollars):

	2003	2002

Loan obligations due from Mr. Engle and Mr. Coyne	$2,937	$2,937
Interest receivable on loan obligations due from Mr. Engle and Mr. Coyne	138	780
Management fees receivable from PLM Equipment Growth Funds	905	670
Rents receivable from EFG escrow (1)	206	120

Total	$4,186	$4,507

(1) All rents and proceeds from the disposition of equipment by the Company are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits such amounts to the Company or its affiliates on a monthly basis. These amounts were paid to the Company in January 2004 and 2003, respectively.

INDEBTEDNESS AND OTHER OBLIGATIONS TO AFFILIATES

A summary of the Company’s indebtedness and other obligations to affiliates appears below (in thousands of dollars):

	2003	2002

Principal balance of indebtedness to affiliates	$24,358	$28,774
Accrued interest due to affiliates	4,247	4,055
Other (1)	179	178

Total	$28,784	$33,007

(1) Consists primarily of amounts due to EFG for administrative services and operating expenses.

INDEBTEDNESS TO AFFILIATES RELATED TO THE ACQUISITION OF EQUIS II CORPORATION

Prior to the Company’s acquisition of Equis II in 1999 and 2000, Equis II was controlled by Mr. Engle, who either directly or indirectly owned a majority of Equis II’s stock with the remaining interest controlled by Mr. Coyne. The original principal balance of $19.6 million of promissory notes issued by the Company to the owners to acquire Equis II Corporation is divided into two groups of notes.

The first group of notes originally totaled $14.6 million and matures on October 31, 2005. As of December 31, 2003, the Company owed $13.0 million under these notes. These notes bear interest at a face rate of 7% annually, but provide for quarterly interest payments based upon a pay-rate of 3% which is deferred until the maturity date. The remaining portion, or 4%, is also deferred until the maturity date.

The second group of promissory notes, issued by the Company to acquire Equis II, originally totaled $5.0 million and have payment terms identical to certain debt obligations of Mr. Engle and Mr. Coyne to the Company included in “Due from Affiliates” in the accompanying consolidated balance sheets. At the time of the Company’s initial 85% investment in Equis II, Mr. Engle and Mr. Coyne had debt obligations to (i) Equis II Corporation totaling approximately $1.9 million and (ii) a subsidiary of Ariston, Old North Capital LP (“ONC”), totaling approximately $3.1 million. As a result of the Equis II transaction, the Company became the beneficiary of notes due from Mr. Engle and Mr. Coyne and the obligor on new notes, having identical terms and for equal amounts, due to Mr. Engle, or family trusts/corporation(s) controlled by Mr. Engle, and to Mr. Coyne. The Company is required to make future payments with respect to these notes to the extent of proceeds from payments made by Mr. Engle and Mr. Coyne to Equis II and ONC. The terms of the notes provide that the Company will be relieved of its obligations to make payments during the period of any default by either Mr. Engle or Mr. Coyne in remitting payments with respect to their obligations to Equis II or ONC. In the fourth quarter of 2003, Mr. Engle and Mr. Coyne paid $0.9 million of accrued interest on the notes due to the Company. On December 31, 2003, Mr. Engle and Mr. Coyne waived the Company’s obligation to repay the accrued interest on the notes payable with identical terms until June 30, 2004. The balance of the associated Equis II and ONC debt was approximately $1.9 million and $1.0 million, respectively, at December 31, 2003 and 2002.

INDEBTEDNESS TO AFFILIATES RELATED TO THE ACQUISITION OF SB INTERESTS

In November 1999, the Company purchased from an affiliated company, EFG, certain equity interest in the Trusts, referred to as the SB Interests for approximately $9.7 million under the terms of a non-recourse note, payable over 10 years bearing interest at 7% per year. Amortization of principal and payment of interest are required only to the extent of cash distributions paid to the Company as owner of the SB Interests. Distributions received that are applied to the principal balance of the note have been recorded as a purchase price adjustment in accordance with SFAS No. 141 while distributions received that are applied to accrued interest are charged to interest expense when paid. The Company received $0.7 million during 2003 related to its SB Interest in the Liquidating Trusts. Proceeds received from the Company’s SB Interest in the Liquidating Trusts were used to pay a portion of the accrued interest balance of the note. To date, the Company has received cash distributions of approximately $3.8 million from the Special Beneficiary Interest and has paid EFG, an affiliate, an equal amount consisting of principal and accrued interest. At December 31, 2003, the non-recourse note had an outstanding principal and accrued interest balance of approximately $6.6 million and $1.2 million, respectively. In accordance with SFAS No. 141, the non-recourse note issued and related accrued interest in consideration for the SB Interests is accounted for as contingent purchase price and is not included in the accompanying consolidated balance sheets.

PRINCIPAL BALANCE OF INDEBTEDNESS TO AFFILIATES

The principal balance of the Company’s indebtedness to affiliates at December 31, 2003 and 2002 consists of the obligations listed below (in thousands of dollars):

		Balance at December 31, 2003	Balance at December 31, 2002

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation, 7% annual interest; maturing in Jan. 2005. (1) (3)		$8,625	$8,625
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7% annual interest; maturing in January 2005. (1) (3)		4,377	4,377

Sub-total		$13,002	$13,002

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from the purchase of Equis II Corporation; 11.5% annual interest; due on demand. (1) (2)		687	687
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 11.5% annual interest; due on demand. (1) (2)		349	349

Sub-total		$1,036	$1,036

Notes payable to Mr. Engle, or family trusts/corporation controlled by Mr. Engle, resulting from purchase of Equis II Corporation, 7.5% annual interest; maturing on Aug. 8, 2007. (1) (2)		1,261	1,261
Note payable to Mr. Coyne resulting from purchase of Equis II Corporation; 7.5% annual interest; maturing on Aug. 8, 2007. (1) (2)		640	640

Sub-total		$1,901	$1,901

Note payable to EFG for purchase of Ariston Corporation; 7% annual interest; maturing in Jan. 2005.(4)		$8,419	$8,419
Non-recourse note payable to EFG for purchase of Special Beneficiary Interests; 7% annual interest; maturing on Nov. 18, 2009.(6)		$--	$--
Notes payable to affiliates for 1997 asset purchase; 10% annual interest; maturing on Apr. 1, 2003. (5)	$	-- .	$4,416

Total		$24,358	$28,774

(1)
The promissory notes issued to the former Equis II stockholders are general obligations of the Company secured by a pledge to the former Equis II stockholders of the shares of Equis II owned by the Company.

(2)
These amounts are equal in aggregate to principal debt obligations of Mr. Engle and Mr. Coyne to Equis II Corporation and ONC included in amounts “Due from Affiliates” on the accompanying consolidated balance sheets. As discussed above, in the fourth quarter of 2003, Mr. Engle and Mr. Coyne paid $0.9 million of accrued interest on the notes due to the Company. On December 31, 2003, Mr. Engle and Mr. Coyne waived the Company’s obligation to repay the accrued interest on the notes payable with identical terms until June 30, 2004.

(3)
The notes to Mr. Engle (and related family trusts/corporation) become immediately due and payable if Mr. Engle ceases to be the Chief Executive Officer and a Director of the Company, except if he resigns voluntarily or is terminated for cause. Similarly, the notes to Mr. Coyne become immediately due and payable if Mr. Coyne ceases to be the President and a Director of the Company, except if he resigns voluntarily or is terminated for cause. During 2003, the Company amended these debt agreements such that the principal payments are due in January 2005.

(4)
In 1998, the Company issued a $10.5 million non-recourse purchase-money promissory note to EFG in conjunction with the acquisition of Ariston. The purchase-money note bears interest at an annualized rate of 7%, but requires principal amortization and payment of interest prior to the maturity date only to the extent of cash distributions paid to the Company in connection with the partnership interests owned by Ariston. During 2003, the Company amended these debt agreements such that the principal payments are due in January 2005. Cash distributions by Ariston require the consent of EFG until such time that the Company’s obligation to EFG under the note is paid.

(5)
In 1997, the Company borrowed $4.4 million from certain affiliates controlled by Mr. Engle, including $0.5 million from AFG Investment Trust A, a subsidiary. The notes were secured by the Company’s interest in Rancho Malibu. During 2003, Semele Group, Inc. transferred its interest in Rancho Malibu to a wholly-owned subsidiary of MILPI, RMLP, Inc. Semele Group, Inc.’s ownership interest was transferred in consideration for a $2.5 million promissory note, 182 shares (15.4% interest) in RMLP, Inc. and $5.5 million cash. Cash received from the transfer was used to pay the outstanding principal and interest due on the note.

(6)
The Company purchased the SB Interests in the Trusts and Liquidating Trusts for $9.7 million. The purchase was financed through a non-recourse note issued by the Company. The note is payable only to the extent that the Company receives dividends on its SB Interests from the Trusts. The note is accounted for as contingent purchase price in accordance with Accounting Principles Board (“APB”) No. 16. To date, $3.8 million of dividends have been paid by the Trusts to the Company as the holder of the SB Interests. Approximately $3.1 million was applied toward the principal balance of the note and $0.7 was applied toward the accrued interest balance of the note. At December 31, 2003, the non-recourse note had an outstanding principal and accrued interest balance of approximately $6.6 million and $1.2 million, respectively.

As of December 31, 2003, the annual maturities of the notes are scheduled to be paid as follows (in thousands of dollars):
2004	$1,036
2005	21,421
2006	-
2007	1,901

Total	$24,358

A total of $14.0 million of the above debt is recourse debt due on January 1, 2005 or on demand.  Mr. Engle and Mr. Coyne have advised us that they are no longer willing to continue to extend the maturity date of such indebtedness unless the Company effects a reverse-split of its stock and becomes a "private" entity, at which point they intend to extend the maturity of such indebtedness.

INTERESTS IN AFFILIATED COMPANIES

The Company has interests in the following affiliates as of December 31, 2003 and 2002, respectively (in thousands of dollars):

	2003	2002

Interests in liquidating partnerships	$-	$322
Interest in liquidating trusts	-	-
Interest in EGF Programs	18,197	19,361

Total	$18,197	$19,683

The Company has recorded equity income (loss) in its interest in affiliated companies for the year ended December 31, 2003 and 2002, respectively (in thousands of dollars):

	2003	2002

Liquidating partnerships	$(11)	$(692)
Liquidating trusts	-	-
EGF Programs	729	133

Total	$718	$(559)

Interests in Liquidating Partnerships

The Company had an ownership interest in eleven liquidating limited partnerships (the “Liquidating Partnerships”) engaged primarily in the equipment leasing business. The Company’s percentage ownership for each investment varied from less than 1% to 16%. The partnerships were controlled by EFG, a non-consolidated affiliated entity controlled by Mr. Engle. During 2002, the Company recorded an equity loss of $0.7 million and received cash distributions of $2.2 million from the Liquidating Partnerships. During 2003, the Liquidating Partnerships were dissolved in accordance with their respective plans of liquidating. As a result, the Company recorded an equity loss of $11,000 and received $0.4 million in cash associated with the Liquidating Partnerships’ final distribution. Approximately $0.1 million of the distributions received during 2003 were in excess of the investment balance, which was recorded in “Other Income” in the consolidated Statement of Operations.

The Company’s ownership interest in three of the eleven partnerships enabled the Company to influence but not control operating financial decisions of the investee. Accordingly, the Company accounted for these investments under the equity method of accounting. The remaining investments were accounted for under the cost method of accounting.

On July 18, 2002, the eleven partnerships adopted formal plans of liquidation and transferred their assets and liabilities to eleven respective liquidating partnership trusts. The summarized combined financial information for the Company’s equity investments in the Liquidating Partnerships for the period January 1, 2002 through July 17, 2002 is summarized below (in thousands of dollars):

Period from January 1, 2002 through July 17, 2002

Total revenues	$2,272
Total expenses	4,709
Net loss	$(2,437)

The summarized combined financial information for the Company’s equity investments in the Liquidating Partnerships as of and for the year ended December 31, 2003 and for the period from July 18, 2002 through December 31, 2002 is summarized below, which is accounted for under the liquidation basis of accounting which approximates fair value (in thousands of dollars):

Net assets at July 18, 2002	$-
Transfer of net assets at liquidation basis	24,152
Change in provision for liquidation expenses	(2,662)
Net income from operations	261
Distributions	(18,224)
Net assets in liquidation at December 31, 2002	$3,527

Net assets at December 31, 2002	$3,527
Change in provision for liquidation expenses	4,514
Net loss	(688)
Distributions	(7,353)
Net assets in liquidation at December 31, 2003	$-

	December 31, 2003	December 31, 2002

Total assets	$-	$5,322
Accrued liabilities	-	1,795
Net assets in liquidation	$-	$3,527

The Company reviews the carrying value of its equity investments for recoverability whenever circumstances indicate that a possible impairment exists and is other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the investment balance is written-down to its fair value. In 2002, because the eleven partnerships adopted respective formal plans of liquidation, the Company reviewed the carrying value of its equity investments for recoverability. As a result, the Company recorded an impairment of its investments of $0.2 million in 2002, which was included in the equipment leasing segment. The fair value was determined based on a valuation model which included the present value of the expected cash flows of the investments. A similar impairment was not recorded in 2003.

Interests in Liquidating Trusts

In the fourth quarter of 2002, AFG Investment Trust A and AFG Investment Trust B each adopted a formal plan of liquidation and transferred their respective net assets to separate liquidating trusts on December 31, 2002 with an unaffiliated third party acting as trustee. The Company owned a pro rata beneficial interest in the Liquidating Trusts associated with its Class B Interest, SB Interest and Managing Trustee interest in each of the two trusts. The Company accounted for its investments in the Liquidating Trusts under the equity method of accounting.

Prior to adopting the plans of liquidation, the Company consolidated the two trusts’ balance sheets and statements of operations. The statements of operations for AFG Investment Trust A and B are consolidated into the Company’s December 31, 2002 financial statements since the entities were controlled throughout 2002.

The summarized combined financial information for the Liquidating Trusts as of and for the year ended December 31, 2003 is summarized below, which is accounted for under the liquidation basis of accounting, which approximates fair value (in thousands of dollars):

Net assets in liquidation at December 31, 2002	$10,486
Net loss	(2,295)
Final distributions – December 2003	(8,191)

Net assets in liquidation at December 31, 2003	$-

The net loss during the year ended December 31, 2003 is primarily the result of the Company’s acquisition of the Liquidating Trusts’ interest in MILPI.

During 2003, the Liquidating Trusts were dissolved in accordance with their respective plans of liquidation. As a result, the Company received the following amount for its Managing Trustee and Class B interest: $0.5 million in cash, $1.1 million in a in-kind distribution of the Liquidating Trusts ownership interest in EFG Kirkwood, a consolidated entity which was previously recorded as minority interest in the Company’s consolidated financial statements, and $0.1 million in a in-kind distribution of the Liquidating Trusts ownership interest in Kirkwood Palisades LLC, a real estate development company. Approximately $1.7 million of the distributions received were in excess of the Company’s Managing Trustee and Class B interest in the Liquidating Trusts, which was recorded in “Other Income” in the Company’s consolidated Statement of Operations in accordance with APB 18.

In addition to the Managing Trustee and Class B distributions discussed above, the Company received $0.7 million in cash associated with its SB Interest in the Liquidating Trusts. The cash received was used to pay the accrued interest associated with the Company’s non-recourse issued in consideration for acquiring the SB Interest.

Interests in Equipment Growth Funds

MILPI has an equity interest ranging from 1% to 15% in several equipment leasing programs (PLM Equipment Growth Fund V and VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and PLM Equipment Growth Fund I, II, III and IV Liquidating Trusts, collectively called the Equipment Growth Funds (“EGF Programs’ or “EGF Funds”). The Company recognizes income from these interests as equity income in affiliated companies and is recognized as earned by the programs. Equity income of $0.7 million and $0.1 million was recognized on the Company’s investment in the EGF Programs for the year ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, the Company received $1.2 million and $1.6 million, respectively, in cash distributions from the EGF Programs.

On December 31, 2002, PLM Equipment Growth Fund III Liquidating Trust was established and all of the assets and liabilities of PLM Equipment Growth Fund III were transferred to the PLM Equipment Growth Fund III Liquidating Trust. In addition, on September 30, 2003, three additional EGF Programs adopted formal plans of liquidation and transferred their assets to three separate liquidating trusts; PLM Equipment Growth Funds I, II, and IV Liquidating Trusts (collectively the “EGF Liquidating Trusts”).

As of December 31, 2003, a total of four EGF Programs were in their active liquidation phase. The Company is actively marketing the equipment in these EGF Liquidating Trusts for sale and their liquidation is expected to be completed in 2004.

The summarized combined operating results for PLM Equipment Growth Fund V and VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I LLC as of and for the years ended December 31, 2003 and 2002 is as follows (in thousands of dollars):

	For the year ended December 31,
	2003	2002

Assets	$173,186	$173,729
Liabilities	47,831	52,039

Equity	$125,355	$121,690

Total revenues	$53,841	$53,873
Total expenses	(46,407)	(54,417)
Net income (loss)	$7,434	$(544)

The summarized combined operating results for the EGF Programs I, II and IV and EGF Program III for the year ended December 31, 2002 (date EGF Program III adopted a formal plan of liquidation) and for EGF I, II and IV for the period January 1, 2003 through September 30, 2003, (the date EGF Programs I, II and IV adopted formal plans of liquidation) is as follows (in thousands of dollars):

	For the period January 1 through September 30, 2003	For the year ended December 31, 2002

Total revenues	$7,188	$17,971
Total expenses	5,193	13,807

Net income	$1,995	4,164

The summarized combined financial information for the EGF III Liquidating Trust for the year ended December 31, 2003 and for the for period October 1, 2003 through December 31, 2003 for EGF I, II and IV Liquidating Trusts, is as follows. These entities are accounted for under the liquidation basis of accounting which approximates fair value (in thousands of dollars):

Net assets at January 1, 2003	$2,784
Transfer of net assets at liquidation basis	12,888
Net increase in liquidation value	5,227
Distributions	(5,611)
Net assets in liquidation at December 31, 2003	$15,288

The Company reviews the carrying value of its investments for recoverability whenever there is an indicator of impairment that is considered other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the asset balance is written-down to its fair value. During the year ended December 31, 2002, MILPI recorded an impairment in its equipment management segment of $0.5 million associated with its equity interest in affiliates due one of the EGF Programs adopting a formal plan of liquidation. During the year ended December 31, 2003, the Company recorded a total impairment of $0.7 million on its equity investments in three liquidating trusts. The impairment was the result of four EGF Programs adopting plans of liquidation and a decline in the fair market value of the underlying equipment.

SUBSEQUENT EVENTS

In the first quarter of 2004, the Company sold railcars to affiliated programs for its original cost of $9.9 million, which was the lower of the fair market value or the Company’s original costs at the date of sale, and repaid $9.8 million under the warehouse credit facility. The Company recognized a gain on sale of $0.8 million in the first quarter of 2004 from these sales.

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

2.10
Text of press release dated May 5, 2003 titled “Management Proposes Offer to Acquire Semele Group Inc. Common Stock” (filed with the Securities and Exchange Commission to the Registrant’s Report on Form 8-K dated May 5, 2003 is incorporated herein by reference).

23

2.11
Agreement to Split and Tender, dated January 14, 2003 by and between Semele Group Inc. on one hand and James A. Coyne and Gary D. Engle on the other hand (filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Report on Form 8-K dated January 15, 2004 is incorporated herein by reference).

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

24

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

25

10.17
Promissory Note and Security Agreement between the Registrant and Equis Financial Group Limited Partnership dated August 31, 1998 regarding purchase of Ariston Corporation (filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 is incorporated herein by reference)

10.18
Malibu Incentive Bonus Agreement (filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000 is incorporated herein by reference)

10.19
Operating and Joint Venture Agreement between AFG Investment Trust C and AFG Investment Trust D dated March 1st, 2002 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 is incorporated herein by reference)

10.20
Amendment to partnership agreement of BMIF/BSLF II Rancho Malibu Limited Partnership dated March 5th, 2002 (filed with the Securities and Exchange Commission as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 is incorporated herein by reference)..

10.21
Warehousing Credit Agreement among PLM International, Inc., PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and Imperial Bank and PFF Bank and Trust dated April 13, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.1 to PLM Equipment Growth Fund V’s Report on Form 10-Q dated May 8th, 2002 is incorporated herein by reference).

10.22
First amendment to the Warehousing Credit Agreement dated December 21, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.2 to PLM Equipment Growth Fund V’s Report on Form 10-Q dated May 8th, 2002 is incorporated herein by reference).

10.23
Second amendment to the Warehousing Credit Agreement dated April 12th, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.3 to PLM Equipment Growth Fund V’s Report on Form 10-Q dated May 8th, 2002 is incorporated herein by reference).

10.24
Third amendment to the Warehousing Credit Agreement dated July 11, 2002 (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 is incorporated herein by reference). .

10.25
Fourth amendment to the Warehouse Credit Agreement, dated March 3, 2003. (filed with the Securities and Exchange Commission as Exhibit 10.10 to PLM Equipment Growth Fund V’s Report on Form 10-K for the year ended December 31, 2003 and is incorporated herein by reference).

10.26
Loan Agreement among AFG International Partners Limited Partnership, AFG Realty Corporation, as Trustee on behalf of AFG Washington Owner's Trust and Bank of America, N.A., dated December 27, 2002 (filed with the Securities and Exchange Commission as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 is incorporated herein by reference).

10.27
Contribution, Assignment, Assumption and Acknowledgement Agreement by and among RMLP, Inc., BMIF/BSLF II Rancho Malibu Limited Partnership, BSLF II Rancho Malibu Corp., C&D IT LLC, and Semele Group Inc. dated March 14, 2003 (filed with the Securities and Exchange Commission as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 is incorporated herein by reference).

10.28
First Amended and Restated Limited Partnership Agreement of BMIF/BSLF II Rancho Malibu Limited Partnership dated June 23, 3003 (filed with the Securities and Exchange Commission as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 is incorporated herein by reference).

26

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

10.31
Seventh amendment to the Warehousing Credit Agreement dated April 12th, 2001 (filed with the Securities and Exchange Commission as Exhibit No. 10.13 to PLM Equipment Growth Fund V’s Report on Form 10-KSB for the year ended December 31, 2003 is incorporated herein by reference).

10.32
Eighth amendment to the Warehousing Credit Agreement dated March 17, 2004 (filed with the Securities and Exchange Commission as Exhibit No. 10.14 to PLM Equipment Growth Fund V’s Report on Form 10-KSB for the year ended December 31, 2003 is incorporated herein by reference).

10.33.
Amended and Restated Warehousing Credit Agreement dated March 17, 2004 (filed with the Securities and Exchange Commission as Exhibit No. 10.15 to PLM Equipment Growth Fund V’s Report on Form 10-KSB for the year ended December 31, 2003 is incorporated herein by reference).

13	The Company’s Annual Report to Stockholders for the year ended December 31, 2003.

14	Code of Ethics

21	Subsidiaries of the Company

99.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act

(b) Reports on Form 8-K

The Company filed a Form 8-K with the SEC on November 12, 2003 reporting under Item 5 (other events and regulation FD disclosures) reporting that Semele had received a revised proposal from Gary Engle and James Coyne, respectively Semele’s CEO and President (“Management”). The revised proposal supersedes their previous offer made on May 5, 2003. The revised proposal is an offer from Management to make a voluntary tender offer for the acquisition of substantially all of the outstanding shares of Semele stock not already owned by Management after the Company has completed a 1 for 1,000 reverse stock split with stockholders owning less than 1,000 shares, receiving $1.20 per pre-split share in cash for their shares. The tender offer price would be $1.20 per pre-split share.

The Company filed a Form 8-K with the SEC on January 15, 2004 reporting under Item 5 (other events and regulation FD disclosures) reporting that Semele announced that it has entered into an agreement with Gary Engle and James Coyne, respectively Semele’s CEO and President ("Management") that will have the effect of taking Semele private. Management has agreed to make a voluntary tender offer for the acquisition of all of the outstanding shares of common stock of Semele not already owned by them for $1.40 per share, subject to Semele first completing a 1-for-4,001 reverse stock split (the "Reverse Split") followed immediately by a 4,001-for-1 forward stock split (together with the Reverse Split, the "Split"). As a result of the Reverse Split, each share of common stock held by a shareholder owning 4,001 shares or less immediately before the effective time of the Reverse Split will be converted into the right to receive from Semele $1.40 per share in cash on a pre-split basis, without interest. Shareholders owning more than 4,001 shares prior to the Reverse Split will own the same number of shares of common stock after completion of the Split. The agreement was unanimously approved by Semele’s special committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional service rendered by the Company’s principal accountant for the audit of the annual financial statements and reviews of the quarterly financial statements and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $1.0 million and $0.6 million, respectively.

Audit-Related Fees, Tax Fees & All Other Fees

There were no other fees billed by Ernst & Young for professional services or the years ended December 31, 2003 and 2002.

Recommendation of the Board

The Board believes that Ernst & Young LLP is knowledgeable about Semele's operations and accounting practices and is well qualified to act in the capacity of independent auditor. The Board selected Ernst & Young LLP as Semele's independent auditor to examine its financial statements for the two years ended December 31, 2003.

Control Certification:

I, Gary D. Engle, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Semele Group Inc;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary D. Engle
Gary D. Engle
Chairman and Chief Executive Officer
(Principal Executive Officer)
March 30, 2004

Control Certification:

I, Richard K Brock, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Semele Group Inc;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard K Brock
Richard K Brock
Vice President and Chief Financial Officer
March 30, 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMELE GROUP INC.

By:	/s/Gary D. Engle
Gary D. Engle, Chairman, Chief Executive
Officer and Director
Date:	March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Gary D. Engle
Gary D. Engle, Chairman, Chief Executive
Officer and Director
Date:	March 30, 2004

By:	/s/James A. Coyne
James A. Coyne, President, Chief
Operating Officer and Director
Date:	March 30, 2004

By:	/s/Richard K Brock
Richard K Brock, Vice President and
Chief Financial Officer
Date:	March 30, 2004

By:	/s/Walter E. Auch
Walter E. Auch, Sr., Director
Date:	March 30, 2004

By:	/s/Robert M. Ungerleider
Robert M. Ungerleider, Director
Date:	March 30, 2004

By:	/s/Joseph W. Bartlett
Joseph W. Bartlett, Director
Date:	March 30, 2004

