Form 10QSB
period 2004-03-31
SEMELE GROUP INC
filed 2004-05-14
CIK 812914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Shares of common stock outstanding as of May 14, 2004: 2,099,687

Transitional Small Business Disclosure Format: YES . NO X .

SEMELE GROUP INC.
Form 10-QSB
For the Quarter Ended March 31, 2004

TABLE OF CONTENTS

PART I

ITEM 1 Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	X

Condensed Consolidated Statements of Income for the Three Months Ended
March 31, 2004 and 2003	X

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the
Three Months Ended March 31, 2004	X

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2004 and 2003	X

Notes to the Condensed Consolidated Financial Statements	X

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	XX

ITEM 3 Controls and Procedures	XX
PART II

ITEM 1 Legal Proceedings	XX

ITEM 2 Changes in Securities and Use of Proceeds	XX

ITEM 3 Default Upon Senior Securities	XX

ITEM 4 Submission of Matters to a Vote of Security Holders	XX

ITEM 5 Other Information	XX

ITEM 6 Exhibits and Reports on Form 8-K	XX

Signatures	XX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SEMELE GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars, except per share and share amounts)
(unaudited)

	March 31, 2004	December 31, 2003

Assets
Cash and cash equivalents	$12,086	$11,268
Restricted cash	758	581
Rents and other receivables	416	647
Loan receivable from Kettle Valley	1,044	1,044
Equipment held for lease, net of accumulated depreciation
of $22,865 and $23,796 at March 31, 2004 and December 31, 2003, respectively	3,560	13,811
Land	1,929	1,929
Buildings, net of accumulated depreciation of $3,246 and $3,146
at March 31, 2004 and December 31, 2003, respectively	8,687	8,787
Interests in affiliated companies	18,473	18,197
Interests in non-affiliated companies	30,984	27,642
Other assets	3,675	3,194
Due from affiliates	4,241	4,186
Goodwill	1,377	1,377

Total assets	$87,230	$92,663

Liabilities
Accounts payable and accrued expenses	$7,425	$7,858
Indebtedness	9,371	19,568
Indebtedness and other obligations to affiliates	29,078	28,784
Deferred income taxes	15,976	15,261

Total liabilities	61,850	71,471

Minority interests	34,894	32,417

Commitments and contingencies

Stockholders' deficit
Common stock, $0.10 par value per share; 5,000,000 shares authorized;
2,916,647 shares issued	292	292
Additional paid in capital	172,055	172,055
Accumulated deficit	(169,021)	(170,821)
Deferred compensation, 164,279 shares	(817)	(817)
Accumulated other comprehensive income	1,352	1,441
Treasury stock at cost, 816,960 shares	(13,375)	(13,375)

Total stockholders' deficit	(9,514)	(11,225)

Total liabilities, minority interests and stockholders' deficit	$87,230	$92,663

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
For the Three Months Ended March 31,
(in thousands of dollars, except per share and share amounts)
(unaudited)

	2004	2003

Revenues

Lease revenue	$2,094	$3,051
Management fee income	931	1,138
Acquisition and lease negotiation fee income	728	605
Interest and investment income	49	102
Interest income- affiliates	66	66
Gain on disposition of equipment	75	12
Gain on disposition of equipment- affiliate	1,095	-
Other revenues	161	284

Total revenues	5,199	5,258

Expenses
Depreciation and amortization	1,149	1,721
Interest on indebtedness	97	918
Interest on indebtedness and other obligations- affiliates	397	316
General and administrative	1,973	1,610
Fees and expenses- affiliates	130	166

Total expenses	3,746	4,731

Income before equity income, income taxes, and minority interests	1,453	527

Income from Equity Interests
Equity income in affiliated companies	172	557
Equity income in non-affiliated companies	3,340	2,801
Total income from equity interests	3,512	3,358

Provision for income taxes	(673)	(482)
Elimination of consolidated subsidiaries’ minority interests	(2,492)	(2,735)

Net income	$1,800	$668

Basic and diluted income per share:
Net income per common share- basic and diluted	$0.86	$0.32

Basic and diluted weighted average number of common shares outstanding	2,099,687	2,099,687

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2004
(in thousands of dollars except share amounts)
(unaudited)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2003	2,099,687	$ 292	$ 172,055	$ (170,821)	$ (817)	$ 1,441	$(13,375)	$(11,225)

Net income	-	-	-	1,800	-	-	-	1,800
Foreign currency translation Adjustment	-	-	-	-	-	(89)	-	(89)

Comprehensive income	-	-	-	-	-	-	-	1,711

Balance at March 31, 2004	2,099,687	$ 292	$ 172,055	$ (169,021)	$ (817)	$ 1,352	$(13,375)	$ (9,514)

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(in thousands of dollars)
(unaudited)

	2004	2003

Cash flows provided by (used in) operating activities
Net income	$1,800	$668
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,149	1,721
Gain on disposition of equipment	(75)	(12)
Gain on disposition of equipment- affiliate	(1,095)	-
Elimination of consolidated subsidiaries’ minority interests	2,492	2,735
Changes in assets and liabilities:
Rents and other receivables	231	(448)
Other assets	(529)	(504)
Due from affiliates	(55)	(169)
Accounts payable and accrued expenses	(412)	2,017
Deferred income taxes	715	502
Net cash provided by operating activities	4,221	6,510

Cash flows provided by (used in) investing activities
Proceeds from equipment dispositions	97	96
Restricted cash	(177)	1
Proceeds from the sale of equipment held for lease	12,834	6,227
Purchase of equipment held for lease	(2,522)	-
Change in equity interests	(3,616)	(3,358)
Cash distributions from affiliated companies	-	218
Costs capitalized to real estate held for development	-	(153)
Net cash provided by investing activities	6,616	3,031

Cash flows provided by (used in) financing activities
Proceeds from indebtedness and other obligations to affiliates	441	335
Principal payments on indebtedness	(10,196)	(1,362)
Distributions to minority shareholders	(28)	(237)
Principal payments on indebtedness and other obligations to affiliates	(147)	(5,427)

Net cash used in financing activities	(9,930)	(6,691)

Net increase in cash and cash equivalents	907	2,850
Effect of changes in foreign exchange rates	(89)	-
Cash and cash equivalents at beginning of period	11,268	11,997

Cash and cash equivalents at end of period	$12,086	$14,847

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIAIRESNOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission (“SEC”). Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report to shareholders may be omitted from interim financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2003 Annual Report (Form 10-KSB) of Semele Group Inc. and subsidiaries (“Semele” or the “Company”) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2003 Annual Report in Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s balance sheet at March 31, 2004 and December 31, 2003, results of operations for the three month periods ended March 31, 2004 and 2003, changes in stockholders’ deficit for the three months ended March 31, 2004 and statement of cash flows for the three months ended March 31, 2004 and 2003 have been made and are reflected.

Certain amounts previously reported have been reclassified to conform to the March 31, 2004 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholders' deficit, or net income.

NOTE 2 – EQUIPMENT HELD FOR LEASE

The following is a summary of equipment owned by the Company at March 31, 2004 and December 31, 2003. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2004 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease term equal to zero reflects equipment either off-lease or being leased on a month-to-month basis. Equipment consists of the following at March 31, 2004 and December 31, 2003 (in thousands of dollars):

	Remaining	March 31, 2004	December 31, 2003
	Lease Term	Equipment	Equipment
Equipment Type	(Months)	At Cost	At Cost

Aircraft	9	$ 15,853	$ 15,853
Manufacturing	0	1,867	3,281
Railcars	0-177	5,812	14,477
Materials handling	0-1	1,958	2,748
Construction and mining	0	559	820
Other	0	376	428

Total equipment cost	-	26,425	37,607
Accumulated depreciation	-	(22,865)	(23,796)

Equipment, net of accumulated depreciation	-	$ 3,560	$ 13,811

The preceding summary of equipment includes leveraged equipment. Generally, indebtedness on leveraged equipment will be partially paid down by the rental streams derived from the corresponding lease contracts. The remaining principal balance of indebtedness not paid down may result in future refinancings to extend the repayment period, the sale of the associated asset to retire the indebtedness or return of the equipment to the lender if the indebtedness is non-recourse.

As equipment is sold, or otherwise disposed of, the Company recognizes a gain or loss for the difference between the net book value of the equipment at the time of disposition and the proceeds realized upon disposition. The ultimate realization of estimated residual value in the equipment will be dependent upon, among other things, the Company’s ability to maximize proceeds from selling or re-leasing the equipment upon the expiration of the primary lease terms.

Equipment held for lease includes railcars that may be sold to affiliated programs or unrelated third parties. If the railcars are sold to affiliated programs, the sales price will be the lower of the original equipment cost or fair market value at the time of sale. During the first quarter of 2004, the Company sold railcars at original cost for $12.8 million with a net book value of $11.6 million to affiliated programs. In addition, in the first quarter of 2004, the Company purchased an additional $2.5 million in railcars that may be sold to affiliated programs or unrelated third parties.

NOTE 3 – INTERESTS IN AFFILIATED COMPANIES

The Company has interests in the following affiliates as of March 31, 2004 and December 31, 2003, respectively (in thousands of dollars):

	March 31, 2004	December 31, 2003

Equity Interests in Equipment Growth Funds	$18,473	$18,197

The Company has recorded equity income (loss) in its interest in affiliated companies for the three months ended March 31, 2004 and 2003, respectively (in thousands of dollars):

	March 31, 2004	March 31, 2003

EGF Programs	$172	$308
Liquidating Partnerships	-	(22)
Liquidating Trusts	-	271

Total	$172	$557

Equity Interests in Equipment Growth Funds

MILPI has equity interests ranging from 1% to 15% in several equipment leasing programs (PLM Equipment Growth Funds V and VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I LLC and PLM Equipment Growth Fund I, II, III and IV Liquidating Trusts) called the Equipment Growth Funds (“EGF Programs”). The Company recognizes income from these interests as equity income in affiliated companies and is recognized as earned by the programs. FSI is the general partner or manager in the EGF Programs. The Company received $0.2 million in cash distributions from the EGF Programs during the three months ended March 31, 2003. No cash distributions were received during 2004.

The summarized statement of operations for PLM Equipment Growth Fund V, VI, PLM Equipment Growth and Income Fund VII and Professional Lease Management Income Fund I, LLC for the three months ended March 31, 2004 and 2003 is as follows (in thousands of dollars):

	March 31,	March 31,
	2004	2003

Revenues	$12,793	$11,872
Expenses	(11,080)	(11,697)
Equity income	396	1,958

Net income	$2,109	$2,133

Liquidating Trusts and Liquidating Partnerships

During the fourth quarter of 2003, the liquidating trusts and liquidating partnerships dissolved and made their final distributions. Accordingly, no equity income or loss was recognized during the three months ended March 31, 2004.

NOTE 4 – INTERESTS IN NON-AFFILIATED COMPANIES

The Company has equity interests in the following non-affiliated companies (in thousands of dollars):

	March 31, 2004	December 31, 2003

Interest in Mountain Resort Holdings LLC and Mountain Springs Resort LLC	$9,777	$6,404
Interest in EFG/Kettle Development LLC	8,250	8,369
Interest in Rancho Malibu	12,697	12,606
Other	260	263

Total	$30,984	$27,642

The Company recorded equity income (loss) in its interest in non-affiliated companies for the three months ended March 31, 2004 and 2003, respectively (in thousands of dollars):

	March 31, 2004	March 31, 2003

Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC	$3,373	$2,877
EFG/Kettle Development, LLC	(30)	(76)
Other	(3)	-

Total	$3,340	$2,801

Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC

Semele owns 100% of the Class B membership interests in EFG Kirkwood LLC (“EFG Kirkwood”), a wholly-owned subsidiary of the Company. AFG Investment Trusts C and D own 70% of the Class A membership in EFG Kirkwood with Equis II Corporation, a wholly-owned subsidiary of the Company, owning the remaining 30% Class A membership interest. EFG Kirkwood is a member in two joint ventures: a 38% interest in Mountain Resort Holdings LLC (“Mountain Resort”) and a 33% interest in Mountain Springs Resorts LLC (“Mountain Springs”).

Mountain Resort is primarily a ski and mountain recreation resort located in California. Mountain Springs has majority ownership in DCS/Purgatory LLC (“Purgatory”), a ski resort located in Colorado. The Company’s ownership interests in Mountain Resort and Mountain Springs are accounted for using the equity method of accounting. No distributions were received from these investments during the three months ended March 31, 2004 and 2003.

EFG Kirkwood guarantees the payment obligations under a revolving line of credit between Purgatory and a third party lender. Another shareholder in Purgatory also guaranteed this line of credit. Either party may be called on by the lender to fulfill Purgatory’s obligations. The amount of the guarantee consists of the outstanding balance of the line of credit which cannot exceed the principal balance of $3.5 million. As of March 31, 2004, Purgatory had no outstanding balance on the line of credit which expires in October 2004.

The table below provides comparative summarized statement of operations data for Mountain Resort and Mountain Springs for the three months ended March 31, 2004 and 2003. The operating companies have a fiscal year end of April 30th, which is different from the Company’s fiscal year (in thousands dollars).

	Three Months Ended March 31,	Three Months Ended March 31,
	2004	2003

Mountain Resorts
Total revenues	$15,985	$16,508
Total expenses	10,542	11,194

Net income	$5,443	$5,314

Mountain Springs
Total revenues	$11,042	$8,841
Total expenses	7,349	6,397

Net income	$3,693	$2,444

Interest in EFG/Kettle Development LLC- Residential Community

The Company has an indirect ownership interest in EFG/Kettle Development LLC, which is owned 100% by AFG Investment Trusts C and D, collectively. EFG/Kettle Development LLC’s subsidiary have a 49.9% limited partner ownership interest in an entity named Kettle Valley Development Limited Partnership (“KVD LP”). An unaffiliated third party owns the remaining 50.1% of KVD LP. The Company also has a 100% controlling and ownership interest in Kelowna Projects, Inc., which is the sole general partner, with a .01% ownership interest, of KVD LP.

In accordance with the ownership agreements, decisions require unanimous consent by both the limited partners and the general partner and each owner has the ability to veto a proposal by the other partner. The Company accounts for its ownership interest in KVD LP using the equity method of accounting. The Company received no distributions during either of the three months ended March 31, 2004 or 2003.

The Company recorded a loss of $30,000 and a loss of $0.1 million during the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, the Company recorded a net foreign currency translation adjustment of $0.1 million in its interest in Kettle Valley reflecting a strengthening of the Canadian dollar against the U.S. dollar which is included in accumulated other comprehensive income. Translation adjustments for prior periods have been immaterial.

The table below provides KVD LP’s summarized consolidated statements of operations data for the three months ended March 31, 2004 and 2003 (in thousands of dollars):

	March 31, 2004	March 31, 2003

Total revenues	$1,182	$530
Total expenses	1,181	684

Net income (loss)	$1	$(154)

Rancho Malibu

The Company, through MILPI, has a minority ownership interest in a development partnership which owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu” or the “Malibu property”. Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. Through March 31, 2004, Rancho Malibu remains under development and all costs have been capitalized to the development. No distributions were received from Rancho Malibu during the three months ended March 31, 2004 and 2003, respectively.

NOTE 5 – OTHER ASSETS

At March 31, 2004 and December 31, 2003, other assets consisted of the following (in thousands of dollars):

	March 31, 2004	December 31, 2003

Cash surrender value of former officers’ life insurance policies	$ 2,409	$ 2,358
Interest receivable from Kettle Valley	219	210
Deferred financing costs, net	138	202
Deposits	228	57
Prepaid expenses	681	367

Total	$3,675	$3,194

During the first quarter of 2004, the Company signed a letter of intent to purchase two aircraft at a total purchase price of $3.4 million plus the assumption of debt. The acquisition is dependent upon the Company completing its due diligence on or before June 30, 2004. As of March 31, 2004, the Company has paid a $0.2 million refundable deposit on the acquisition which is included in deposits in the table above. The Company is still performing its review of the aircraft and thus there can be no assurance that the purchase will be completed.

NOTE 6 – INDEBTEDNESS

The Company’s indebtedness to third parties is summarized below (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Non- recourse installment debt on an aircraft	$4,150	$4,452
Warehouse credit facility	-	9,800
Commercial variable interest rate loan	5,221	5,316

Total	$9,371	$19,568

The Company is a participant in a $7.5 million warehouse credit facility which is shared by the Company, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI and PLM Equipment Growth and Income Fund VII. The warehouse credit facility provides for financing up to 100% of the cost of equipment. During the three months ended March 31, 2004, the Company paid the outstanding balance on the facility from the proceeds from the sale of railcars to affiliates. Accordingly, there was no balance outstanding on the facility at March 31, 2004. In the first quarter of 2004, the Company made the regularly scheduled debt payments of $0.3 million and $0.1 million, respectively, on the non-recourse installment debt and the commercial variable interest rate loan.

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

Investment Company Act of 1940

The SEC staff has informed the Company that it believes the AFG Investment Trust C and AFG Investment Trust D (collectively the “Trusts”) may be unregistered investment companies within the meaning of the Act. The Company, after consulting with counsel, does not believe that the Trusts are unregistered investment companies. However, it is possible that the Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, AFG Investment Trust C and AFG Investment Trust D intend to avoid being deemed investment companies by means that may include disposing assets that they might not otherwise dispose of.

Informal SEC Inquiry

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

Equipment Acquisition

As discussed in Note 5, the Company signed a letter of intent to purchase two aircraft at a total purchase price of $3.4 million plus assumed debt. The acquisition is dependent upon the Company completing its due diligence on or before June 30, 2004. There can be no assurance that a sale will be completed.

Litigation

The Company or its consolidated affiliates have been involved in certain legal and administrative claims as either plaintiffs or defendants in connection with matters that generally are considered incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Company.

NOTE 8 – SEGMENT REPORTING

At March 31, 2004, the Company was engaged in three operating segments: 1) equipment leasing 2) equipment management and 3) real estate ownership, development and management. The equipment leasing segment includes acquiring and leasing to third parties a portfolio of capital equipment. The equipment management segment includes the Company’s interest in MILPI’s EGF Programs, which are engaged in the business of equipment management. The real estate segment includes the ownership, management and development of a total of two buildings, one of which is located in Washington, DC and the other is in Sydney, Australia, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales. The real estate operating segment includes the Company’s ownership interest in Rancho Malibu, AFG International, Mountain Springs, Mountain Resorts, Kettle Valley and other miscellaneous minority interest investments.

The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three months ended March 31, 2004 and 2003 is summarized below (in thousands of dollars):

	For the three months ended March 31, 2004

	Equipment	Equipment	Real
	Leasing	Management	Estate	Other	Total

Revenues
Lease revenue	$1,618	$219	$257	$-	$2,094
Management fee income	-	916	15	-	931
Acquisition and lease negotiation
fee income	-	728	-	-	728
Interest and investment income	28	21	-	-	49
Interest income- affiliates	36	-	30	-	66
Gain on disposition of equipment	75				75
Gain on disposition of equipment- affiliate		1,095	-	-	1,095
Other revenues	13	148	-	-	161

Total revenues	1,770	3,127	302	-	5,199

Expenses:
Depreciation and amortization	846	193	110	-	1,149
Interest on indebtedness	58	-	39	-	97
Interest on indebtedness and other
obligations – affiliates	250	-	147	-	397
General and administrative	1,035	895	43	-	1,973
Fees and expenses- affiliates	130	-	-	-	130

Total expenses	2,319	1,088	339	-	3,746

Income from equity interests:
Equity income in affiliated companies	-	172	-	-	172
Equity income in non-affiliated companies	-	-	3,340	-	3,340

Total income from equity interests	-	172	3,340	-	3,512

Provision for income taxes	-	-	-	(673)	(673)
Elimination of consolidated subsidiaries'
minority interests	-	-	-	(2,492)	(2,492)

Net (loss) income	$(549)	$2,211	$3,303	$(3,165)	$1,800

Total Assets	$4,350	$40,663	$42,217	$-	$87,230

	For the three months ended March 31, 2003

	Equipment	Equipment	Real
	Leasing	Management	Estate	Other	Total

Revenues
Lease revenue	$2,754	$37	$260	$-	$3,051
Management fee income	-	1,132	6	-	1,138
Acquisition and lease negotiation
fee income	-	605	-	-	605
Interest and investment income	42	60	-	-	102
Interest income- affiliates	31	-	35	-	66
Gain on disposition of equipment	12	-	-	-	12
Gain on disposition of equipment- affiliate	-	-	-	-	-
Other revenues	3	279	2	-	284

Total revenues	2,842	2,113	303	-	5,258

Expenses:
Depreciation and amortization	1,622	10	89	-	1,721
Interest on indebtedness	861	12	45	-	918
Interest on indebtedness and other
obligations – affiliates	169	-	147	-	316
General and administrative	766	831	13	-	1,610
Fees and expenses- affiliates	166	-	-	-	166

Total expenses	3,584	853	294	-	4,731

Income (loss) from equity interests:
Equity (loss) income in affiliated companies	(22)	308	271	-	557
Equity income in non-affiliated companies	-	-	2,801	-	2,801

Total income (loss) from equity interests	(22)	308	3,072	-	3,358

Provision for income taxes	-	-	-	(482)	(482)
Elimination of consolidated subsidiaries'
Minority interests	-	-	-	(2,735)	(2,735)

Net (loss) income	$(764)	$1,568	$3,081	$(3,217)	$668

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Company to evaluate all existing arrangements to identify situations where the Company has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Company to consolidate the variable interest entities’ financial statements with its own. The Company is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Company will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

The Company is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Company.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company sold the building and land located in Washington, DC to an unrelated third party for $9.8 million which resulted in a gain on sale of $1.5 million. Proceeds from the sale were used to pay the outstanding balance of $5.2 million on the variable interest rate loan associated with the property and to distribute the remaining cash, after fees and expenses, to the existing investors.

Subsequent to March 31, 2004, the Company received an offer to purchase the land and building located in Sydney, Australia, pending a due diligence review. There can be no assurance that a sale will be completed.

SEMELE GROUP INC. AND SUBSIDIAIRESNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(unaudited)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS
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

The Company believes the following critical accounting policies involve the most complex, difficult and subjective judgments and estimates used in the preparation of these financial statements:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries, all entities in which the Company has a direct or indirect controlling interest. The Company defines control as the ability of an entity or person to direct the policies and management that guide the ongoing activities of another entity so as to increase its benefits and limit its losses from that other entity’s activities without the assistance of others in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority Owned Subsidiaries”.

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

Equity Investments

The Company’s equity investments include an interest in the EGF Programs, Mountain Springs and Mountain Resort, Kettle Valley, Rancho Malibu and other miscellaneous investments.

For accounting purposes, the Company considers affiliates to be person(s) and/or entities that directly, or indirectly through one or more intermediaries, manage or are managed by, or are under common management of or with, the Company. All other entities are considered to be non-affiliates.

Minority ownership equity securities that are not publicly traded are accounted for in accordance with Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” If the Company’s ownership interest in the investment enables the Company to influence but not control the operating financial decisions of the investee, the investment is accounted for under the equity method of accounting. Otherwise, the investment is accounted for under the cost method of accounting. The equity method of accounting is discontinued when the investment is reduced to zero and does not provide for additional losses unless the Company has guaranteed obligations of the investee or is otherwise committed to provide further financial support to the investment.

Whenever circumstances indicate that a possible impairment of an equity investment exists and is other than temporary, the Company evaluates the fair value of the asset compared to the asset’s carrying value. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset is determined based on a valuation model, which includes the present value of the expected cash flows of the asset, current market prices and management’s industry knowledge.

Goodwill

Goodwill is calculated as the excess of the aggregate purchase price over the fair market value of identifiable net assets acquired. The Company is required to test goodwill for impairment on an annual basis and between annual tests if indicators of impairment are present. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value, using quoted market prices, a discounted cash flow model, or a combination of both.

The Company performs its annual goodwill impairment testing in the fourth quarter of each fiscal year. This test includes comparing the net book value of each reporting unit, including assigned goodwill, to the reporting unit’s estimated fair value. The fair value of the reporting units are estimated using the expected present value of future cash flows.

Revenue Recognition

The Company earns rental income from a portfolio of equipment held for lease and from two leased buildings. Rents are due monthly or quarterly and are earned based on the passage of time. Substantially all of the Company’s leases are triple net, non-cancelable leases and are accounted for as operating leases. Rents received prior to their due dates are deferred.

MILPI earns revenues in connection with the management of various equipment programs. Equipment acquisition and lease negotiation fees are earned through the purchase and initial lease of equipment, and are recognized as revenue when MILPI completes all of the services required to earn the fees, typically when binding commitment agreements are signed. Management fee income is earned by MILPI for managing the equipment portfolios and administering investor programs as provided for in various agreements, and is recognized as revenue over time as earned.

Depreciation and amortization

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

Depreciation of transportation equipment held for operating leases in the EGF Programs is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method is changed to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Lease negotiation fees are amortized over the initial equipment lease term.

Amortization: The Company amortizes deferred financing costs over the life of the related debt using the straight line method which is not materially different than the effective interest method.

Impairment Of Long-Lived Assets

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

The evaluation of long-lived assets secured by non-recourse debt is determined based on a valuation model, which includes the present value of expected future cash flows and the recoverable value. If the Company expects to return the asset to the lender, the recoverable value generally will not be less than the balance of the non-recourse debt.

New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Company to evaluate all existing arrangements to identify situations where the Company has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Company to consolidate the variable interest entities’ financial statements with its own. The Company is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Company will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

The Company is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Company.

RESULTS OF OPERATIONS

At March 31, 2004, the Company was engaged in three operating segments: 1) equipment leasing 2) equipment management and 3) real estate ownership, development and management. The equipment leasing segment includes acquiring and leasing to third parties a portfolio of capital equipment. The equipment management segment includes the Company’s interest in MILPI’s EGF Programs. The real estate operating segment includes the Company’s ownership interest in Rancho Malibu, AFG International, Mountain Springs, Mountain Resorts, Kettle Valley and other miscellaneous minority interest investments.

The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Equipment Leasing operations

A summary of the equipment leasing segment revenues for the three months ended March 31, 2004 and 2003 is summarized as follows (in thousands of dollars):

	March 31, 2004	March 31, 2003

Lease revenue	$1,618	$2,754
Interest and investment income	28	42
Interest income- affiliates	36	31
Gain on disposition of equipment	75	12
Other revenues	13	3

Total revenues	$1,770	$2,842

Lease revenue: During the three months ended March 31, 2004 and 2003, the Company recognized lease revenue of $1.6 million and $2.8 million, respectively. Lease revenue represents rental revenue recognized from the leasing of the equipment owned by AFG Investment Trust C and AFG Investment Trust D (collectively the “Trusts”) and Rail Investors I, LLC (“Rail Investors I”). This decrease was primarily attributable to the sale of equipment over the respective periods and the expiration of leases that were not renewed. The Trusts’ lease revenue is expected to continue to decline in the future as the Trust’s equipment portfolio is sold and not replaced. The Company, however, expects Rail Investors I, LLC’s lease revenue to increase in the future due to the leasing of additional railcars. For the three months ended March 31, 2004, lease revenue was recognized by the following consolidated subsidiaries: Rail Investors I- $1.1 million; AFG Investment Trust C- $0.2 million and AFG Investment Trust D- $0.3 million. For the three months ended March 31, 2003, lease revenue was recognized by the following consolidated subsidiaries: Rail Investors I- $0.3 million; AFG Investment Trust C- $1.3 million and AFG Investment Trust D- $1.2 million.

General and administrative expenses and fees- affiliate: General and administrative expenses and fees- affiliate were approximately $1.2 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively. The increase in general and administrative expenses and fees- affiliate of $0.2 million from 2003 to 2004 is primarily attributable to an increase in leasing operating costs associated with Rail Investors I. Lease operating costs increased due to the increase in the number of railcars Rail Investors I is leasing.

Fees and other costs paid to affiliates during the three months ended March 31, 2004 and 2003, which are included as fees and expenses- affiliate in the segment table, are as follows (in thousands of dollars):

	March 31, 2004	March 31, 2003

Equipment management fees	$44	$90
Administrative charges	86	76

Total	$130	$166

The Company pays Equis Financial Group, LP (“EFG”), an affiliate, for certain services to the Trusts. Such services include all aspects of the management and sale of equipment and administrative services. Administrative charges represent amounts charged by EFG, pursuant to Section 10.4 (c) of the Trusts Agreements, for persons employed by EFG who are engaged in providing administrative services to the Trusts.

Interest expense- affiliated and non-affiliated: Interest expense on affiliated and non-affiliated debt was $0.3 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively. Interest expense associated with equipment leasing consists of interest associated with corporate debt, equipment leasing debt and indebtedness to affiliates. Total interest expense decreased by $0.7 million for the three months ended March 31, 2004 compared to 2003 resulting from principal payments made during 2003 and 2004 which reduced the outstanding loan balances.

Depreciation and amortization: Depreciation and amortization expense was $0.8 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively. Depreciation and amortization is primarily comprised of depreciation of equipment on lease. Depreciation and amortization decreased by $0.8 million for the three months ended March 31, 2004 compared to 2003. The decrease is attributable to the disposition of equipment during 2003 and the first quarter of 2004. Depreciation and amortization in this segment is expected to continue to decline in the future as the Company’s equipment portfolio is sold and not replaced.

Equipment Management

A summary of the equipment management segment revenues for the three months ended March 31, 2004 and 2003 is summarized as follows (in thousands of dollars):

	March 31, 2004	March 31, 2003

Lease revenue	$219	$37
Management fee income	916	1,132
Acquisition and lease negotiation fee income	728	605
Interest and investment income	21	60
Gain on disposition of equipment- affiliate	1,095	-
Other revenues	148	279

Total revenues	$3,127	$2,113

Lease revenue: Lease revenue consists of rental revenues generated at MILPI from assets held for operating leases. Assets held for operating leases in this segment consist of railcars. The increase in lease revenue of $0.2 million is attributable to an increase in the amount of railcars.

Management fee income: The equipment management’s segment revenues include management fees earned on lease revenues associated with the PLM Equipment Growth Funds (“EGF Programs” or “EGF Funds”) and unaffiliated third parties. The Company earned $0.9 million and $1.1 million in management fee income for the three months ended March 31, 2004 and 2003, respectively. The decrease in management fees of $0.2 million from 2003 to 2004 is primarily attributable to a decrease in the EGF Programs’ lease revenues for the same periods. Management fee income may decline in the future as the EGF Programs reinvestment periods expire and the EGF Programs liquidate.

Acquisition and lease negotiation fee income: The equipment management segment recognized $0.7 million and $0.6 million in acquisition and lease negotiation fee income during the three months ended March 31, 2004 and 2003, respectively. Acquisition fees were earned by selling equipment with an original equipment to the EGF Programs. The increase in acquisition fee income is attributable to the increase in equipment sold to the EGF Programs during the first quarter of 2004 compared to the same period in 2003.

Gain on disposition of equipment- affiliate: The Company recognized a $1.0 million gain on the sale of equipment during the three months ended March 31, 2004. No gain was recorded in this segment during the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company sold railcars to affiliated programs which resulted in a gain of $1.1 million. Per the Company’s management agreement with the affiliated programs, railcars sold to affiliated programs will be the lower of the original equipment cost or fair market value at the time of sale. A gain on the sale of equipment was recorded which was attributable to the difference between the selling price, the original cost of the equipment, and the net book value of the equipment at the time of sale which was adjusted for depreciation. No such sales occurred during the three months ended March 31, 2003.

General and administrative expenses and fees- affiliate: General and administrative expenses and fees- affiliate were $0.9 million and $0.8 million for the three month periods ended March 31, 2004 and 2003, respectively. Operating expenses consist of salary, office rent, insurance, professional fees and other costs. Operating expenses increased by $0.1 million from 2003 to 2004 due to increased staffing related to MILPI’s rail operations and increased administrative charges.

Depreciation and amortization: Depreciation and amortization was $0.2 million and $10,000 for the three months ended March 31, 2004 and 2003, respectively. The $0.2 million increase in depreciation from 2003 to 2004 is attributable to the increase in the amount of railcars owned by MILPI.

Equity income in affiliated companies: Equity income in affiliated companies for the equipment management segment consists of the Company’s minority ownership interest in the EGF Programs. The Company recognized $0.2 million and $0.3 million of equity income during the three months ended March 31, 2004 and 2003, respectively. Equity income decreased by $0.1 million due to the decrease in lease revenues attributable to the sale of assets in the EGF Programs.

Real estate operations

A summary of the real estate segment revenues for the three months ended March 31, 2004 and 2003 is summarized as follows (in thousands of dollars):

	March 31, 2004	March 31, 2003

Lease revenue	$257	$260
Management fee income- affiliates	15	6
Interest income- affiliates	30	35

Total revenues	$302	$301

Lease revenue: During the three months ended March 31, 2004 and 2003, the Company recognized lease revenue of $0.3 million from real estate operations. Lease revenue from real estate operations is earned from its ownership interest in two buildings, one located in Washington, DC and one in Sydney, Australia. Since the Company sold the building in Washington DC in the second quarter of 2004 (See Note 10 to the condensed consolidated financial statements), lease revenue in this segment is expected to decrease in the future.

General and administrative expenses: General and administrative expenses were $43,000 and $13,000 for the three months ended March 31, 2004 and 2003, respectively. These expenses consist primarily of general and administrative expenses, which include salary, management fees and office related expenses resulting from the Company’s ownership of two buildings located in Washington, D.C. and Sydney, Australia.

Interest expense and interest expense- affiliates: Interest expense and interest expense- affiliates consists of interest on the Company’s $5.2 million note to an unrelated third party and an $8.4 million promissory note due to an affiliated entity to acquire Ariston Corporation. Third party debt was acquired to finance the acquisition of the Company’s building located in Washington D.C. Interest expense and interest expense- affiliates was $0.2 million for the three months ended March 31, 2004 and 2003, respectively. Subsequent to March 31, 2004, the Company sold its buildings located in Washington DC. Proceeds from the sale were used to pay the outstanding balance on the variable interest rate loan associated with the property. Accordingly, interest expense in this segment is expected to decrease in the future.

Depreciation and amortization expense: Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2004 and 2003. Depreciation expense is attributable to the depreciation of the two buildings owned by the Company, which are discussed above, and amortization of debt costs. Depreciation expense in this segment is expected to decrease in the future due to the sale of the building located in Washington D.C. subsequent to March 31, 2004.

Equity income (loss) in affiliated and non-affiliated companies: Equity income (loss) in affiliated and non-affiliated companies for the real estate segment consists of the Company’s minority interest in three real estate companies and its interest in two liquidating trusts:

Mountain Resort Holdings LLC (“Mountain Resort”)
Mountain Springs Resorts LLC (“Mountain Springs”)
EFG/Kettle Valley Development LLC (“Kettle Valley”)
AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust (“Liquidating Trusts”)

The Company recorded equity income (loss) in its interest in affiliated and non-affiliated companies for the three months ended March 31, 2004 and 2003, respectively (in thousands of dollars):

	March 31, 2004	March 31, 2003

Mountain Resort Holdings, LLC and Mountain Springs Resorts, LLC	$3,373	$2,877
EFG Kettle Development, LLC	(30)	(76)
Liquidating Trusts	-	271
Other	(3)	-

Total	$3,340	$3,072

The Company, through its 100% ownership of EFG Kirkwood which has equity interests in Mountain Resort and Mountain Springs, ski resorts located in Kirkwood, California and Durango, Colorado, respectively.

The Company recorded income from its equity investment in Mountain Springs and Mountain Resort of $3.4 million and $2.9 million for the three months ended March 31, 2004 and 2003, respectively. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the three months ended March 31, 2004 and 2003 are not indicative of future periods. These three month periods include the periods of peak income activity for the resorts. See below for discussion of the operating results of the resorts.

Mountain Springs: During the three months ended March 31, 2004, Mountain Springs recorded total revenues of $11.0 million compared to $8.8 million for the same period of 2003. The increase in total revenues from 2003 to 2004 of $2.2 million is the result of an increase in visitors to the resort compared to the same period last year, as a result of improved weather conditions during the winter season.

Total expenses were approximately $7.3 million for the three months ended March 31, 2004 compared to $6.4 million for the same period in 2003. The increase in total expenses for the three months ended March 31, 2004 compared to the same period in 2003 of approximately $0.9 million is a result of an increased cost of sales corresponding to the increase in revenues.

Mountain Resort: During the three months ended March 31, 2004, Mountain Resort recorded total revenues of approximately $16.0 million compared to approximately $16.5 million for the same period in 2003. The decrease in total revenues from 2003 to 2004 of $0.5 million is the result of a decrease in residential-related revenues, offset, in part by an increase in ski related revenue. Ski-related revenues decreased approximately $0.7 million. The increase in ski-related revenues resulted from an increase in visitors to the resort compared to the same period last year, as a result of improved weather conditions during the winter season.

Residential-related and other operations revenues increased approximately $0.2 million for the three months ended 2004 compared to 2003. The decrease in residential-related and other operations revenues was primarily attributable to a decrease in the number of real estate sales during 2004 compared to 2003.

During the three months ended March 31, 2004 and 2003, Mountain Resort recorded total expenses of $10.5 million and $11.2 million, respectively. The decrease in total expenses of $0.7 million is due to the reduction of operational support expenses due to restructuring.

Kettle Valley: Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 220 residential units have been constructed and sold and 25 additional units are under construction.

The Company has a 49% ownership interest in Kettle Valley. For the three months ended March 31, 2004 and 2003, the Company recorded a loss of $30,000 and $76,000, respectively, from its ownership interest in Kettle Valley. These losses represent the Company’s share of the net losses of Kettle Valley recorded under the equity method of accounting.

During the three months ended March 31, 2004 and 2003, Kettle Valley recorded revenues of $1.2 million and $0.5 million, respectively, and incurred total expenses of $1.2 million and $0.7 million, respectively. The increase in revenues and total expenses is the result of an increase in the number of lot and home sales in the three months ended March 31, 2004 compared to the same period in 2003.

Liquidating Trusts: During 2003, the Company owned a pro rata beneficial interest in the Liquidating Trusts associated with its Class B Interest, SB Interest and Managing Trustee interest in the two trusts. In the fourth quarter of fiscal 2003, the Liquidating Trusts dissolved and made their final distribution. Accordingly, no equity income or loss was recorded during the three months ended March 31, 2004.
LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for the three months ended March 31, 2004 were satisfied through cash flow from operations and proceeds from equipment sales. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. In addition, future inflows of cash from equity investments will vary in timing and will also be influenced by many factors not controlled by the Company.

Restricted cash increased $0.2 million from December 31, 2003 to March 31, 2004, or 30%. The increase is due to an increase in the security deposits account related to the Company’s leased railcars. The increase was caused by an increase in the amount of cars under lease.

Rents and other receivables decreased by $0.2 million or 36% from December 31, 2003 to March 31, 2004. The decrease in rents receivable is attributable to the timing of the sale of equipment and rental receipts during the three months ended March 31, 2004.

Equipment held for lease decreased by $10.3 million or 74% from December 31, 2003 to March 31, 2004. The decrease was attributable to $1.0 million in depreciation expense recorded during the three months ended March 31, 2004. In addition, the Company sold equipment to existing lessees and third parties with a net book value of $11.8 million. These decreases were partially offset by the Company acquiring $2.5 million in railcars during the three months ended March 31, 2004.

Buildings decreased by $0.1 million or 1% from December 31, 2003 to March 31, 2004 due to depreciation expense recorded during the first quarter of 2004.

Interests in affiliated companies increased by $0.3 million or 2% from December 31, 2003 to March 31, 2004. Interests in affiliated companies consists of the Company’s interest in the EGF Programs. The increase was primarily attributable to $0.2 million in equity income recorded during the quarter.

Interests in non-affiliated companies increased by $3.3 million or 12% from December 31, 2003 to March 31, 2004 due to equity income recorded for the Company’s portion of the investee’s net income. Interests in non-affiliated companies primarily consists of interests in Mountain Springs, Mountain Resort, Kettle Valley and other miscellaneous investments.

Other assets increased by $0.5 million or 15% from December 31, 2003 to March 31, 2004. In the first quarter of 2004, the Company paid a $0.2 million refundable deposit on two aircraft which the company may purchase. The remaining increase of $0.2 million is attributable to the Company paying its annual director and officers’ insurance policy which will be amortized throughout the remainder of 2004.

Due from affiliates increased by $55,000 or 1% from December 31, 2003 to March 31, 2004. The increase of $55,000 was primarily attributable to an increase in interest receivable on loan obligations due from Mr. Engle and Mr. Coyne.

Accounts payable and accrued expenses decreased by $0.4 million or 5% from December 31, 2003 to March 31, 2004. The decrease is primarily attributable to $0.1 million of accrued expenses and remarketing costs accrued at December 31, 2003 related to the disposition of several of the Trusts’ locomotive in the fourth quarter of 2003. A similar charge did not occur in the three months ended March 31, 2004. The remaining decrease in accounts payable and accrued expenses is attributable to the timing of payments to vendors.

Indebtedness to unrelated third parties decreased by $10.2 million or 52% from December 31, 2003 to March 31, 2004 due to principal payments made on the balance of the debt. There were no additional borrowings made by the Company during the three months ended March 31, 2004.

Indebtedness and other obligations to affiliates increased by $0.3 million or 1% from December 31, 2003 to March 31, 2004. The increase in indebtedness and other obligations to affiliates is attributable to the $0.4 million in accrued interest during the three months ended March 31, 2004. This increase was partially offset by $0.1 of payments under these debt obligations to affiliates during 2004.

Deferred income taxes increased by $0.7 million or 5% from December 31, 2003 to March 31, 2004. The increase is the result of tax expense from MILPI’s income for the first quarter of 2004, for which the income taxes are not expected to be due in the next twelve months.

The following is a discussion of the Company’s consolidated subsidiaries.

MILPI Holdings LLC

MILPI Holdings, LLC operates in the equipment management and real estate segments. As of March 31, 2004, MILPI had $18.5 million of equity investments in several equipment leasing programs, which comprised approximately 45% of MILPI’s total assets. At March 31, 2004, MILPI had $5.5 million in cash and cash equivalents which represents 13% of MILPI’s total assets. At March 31, 2004, MILPI had $2.5 million in railcar equipment which represented 6% of its total assets. The railcars held for lease may be sold to affiliated programs or unaffiliated third parties in 2004. MILPI’s investment in RMLP, Inc. totaled $10.4 million at March 31, 2004 representing 26% of its total assets. As of March 31, 2004, the Company had no outstanding borrowings in the warehouse facility. The warehouse credit facility is shared by MILPI and several of its managed equipment leasing programs. All borrowings are guaranteed by MILPI. There were no other outstanding borrowings on this facility by the Company or any of the other eligible borrowers.

MILPI had positive cash flows from operations of $0.4 million during the three months ended March 31, 2004. Cash flows from operations were used to finance operating costs and purchase additional assets to increase the Company’s railcar portfolio. MILPI did not declare or pay dividends to the Trusts during the four months ended April 30, 2004.

AFG Investment Trust C and D, the members of MILPI Holdings, LLC, are scheduled to terminate on December 31, 2004 and December 31, 2006, respectively. In 2004, the beneficiaries of AFG Investment Trust D approved the liquidation of the trust prior to December 31, 2006 and the beneficiaries approved the sale of the Trust’s membership interest in MILPI to an affiliated company owned by Mr. Engle and Mr. Coyne. The Managing Trustee of AFG Investment Trust C has filed a preliminary proxy statement that seeks the approval of its beneficial interest holders to sell its interest in MILPI to an affiliated company owned by Mr. Engle and Mr. Coyne.

Rail Investors I, LLC

Rail Investors I, LLC was formed in 2002 and is a wholly owned subsidiary of Semele Group Inc. Rail Investors I, LLC was formed for the sole purpose of leasing railcars under an operating lease and re-leasing the equipment to unrelated third parties. During the three months ended March 31, 2004 and 2003, the Company recorded $1.1 million and $0.3 million, respectively, in lease revenues and $0.8 million and $0.3 million, respectively, in operating costs.

As of March 31, 2004, Rail Investors I, LLC had total assets of $0.8 million, which consisted primarily of cash, restricted cash and accounts receivable. In addition, it had leased 487 railcars under a ten-year operating lease and subsequently sub-leased the equipment. Rail Investors I, LLC may lease up to an additional 473 railcars over the next 12 months. As these railcars are leased, revenues and expenses are expected to increase. Under its lease for the railcars, Rail Investors I, LLC is required to fund a maintenance and security deposit account. The Company expects all cash generated from the Rail Investors I, LLC over the next twelve months to be used to fund these accounts and costs associated with the delivery of additional cars.

AFG Investment Trust C and D

The Company has a controlling interest in AFG Investment Trusts C and D. AFG Investment Trusts C and D were organized for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment included in the equipment leasing segment. The Trusts also have minority interest investments that operate in both the equipment management and real estate segments.

At March 31, 2004, the Trusts had total assets of $40.5 million which consisted primarily of $34.5 million in several minority ownership investments, which included MILPI, EFG Kirkwood, Kettle Valley, Rancho Malibu and other miscellaneous investments. The remaining assets consisted of $2.1 million in cash, equipment held for lease with a net book value of $1.9 million and $1.2 million in other miscellaneous assets and receivables.

AFG Investment Trusts C and D had total liabilities of $4.5 million at March 31, 2004. The liabilities primarily consisted of non-recourse notes payable to third parties secured by its equipment held for lease and related lease payments.

As discussed above, AFG Investment Trust C and D are scheduled to terminate on December 31, 2004 and December 31, 2006, respectively.   The beneficiaries of AFG Investment Trust D approved the liquidation of the trust prior to December 31, 2006. The Managing Trustee expects AFG Investment Trust D to have significant sales of assets in 2004. In the future, the nature of the Trusts’ operations and principal cash flows will be primarily derived from distributions from and the sale of its equity investments. In addition, the Trusts will continue to market their existing equipment portfolios for sale. In some cases, the Trusts may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trusts’ advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trusts’ equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Trusts’ future working capital requirements. The Trusts do not anticipate on paying any distributions until all the assets have been sold and all the liabilities have been paid.

AFG International

Ariston, through several majority-owned subsidiaries, owns AFG Realty Corporation, the managing trustee of AFG International I and II (“AFG International”). AFG International’s assets consist of land and two buildings that are leased to a major university. The buildings are used in connection with the university’s international education programs and include both classroom and dormitory space.

AFG International had total assets of $11.2 million at March 31, 2004. Total assets consisted primarily of buildings and land which had a net book value of $10.6 million and cash of $0.4 million. AFG International had total liabilities of $6.0 million consisting primarily of a loan, with a balance of $5.2 million, which matures in December 2005.

In the fourth quarter of 2003, the lessee of the building located in Sydney, Australia vacated the building and terminated its lease prior to the lease expiration. The Company is currently in dispute with the lessee over rental payment through the end of the lease term, which is January 15, 2005. As of March 31, 2004, the lessee has not paid the rent due per the lease agreement for the three months ended March 31, 2004 but management believes that the balance will ultimately be collected.

Subsequent to March 31, 2004, the Company sold the building and land located in Washington, D.C. to an unrelated third party for $9.8 million which resulted in a gain on sale of $1.5 million. Proceeds from the sale were used to pay the outstanding balance of $5.2 million on the variable interest rate loan associated with the property and to distribute the remaining cash, after fees and expenses, to the existing investors.

Subsequent to March 31, 2004, the Company received an offer to purchase the land and building located in Sydney, Australia, pending a due diligence review. There can be no assurance that a sale will be completed.

Minority Interest Investments

The Company owns minority interest investments in several equipment leasing and real estate companies, which are accounted for under the equity method of accounting. The financial position and liquidity of these companies have a material impact on the Company. A description of the Company’s minority interest investments and a brief summary of the financial position are summarized below:

The Company has minority interest investments in the following entities as of March 31, 2004 (in thousands of dollars):

March 31, 2004

Interest in EFG/Kettle Development LLC	$8,250
Interest in Mountain Resort Holdings LLC and Mountain Springs Resorts LLC	9,777
Interest in Rancho Malibu	12,697
Interest in EGF Programs	18,473
Other	260

Total	$49,457

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. Kettle Valley has historically operated at a net loss and has sustained negative cash flows from operations. As of March 31, 2004, the company has approximately $0.5 million in cash and $1.2 million in debt to third parties. The real estate is in the early phase of development and may incur losses and negative cash flow in the future. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. Lot and home sales were 14 and 3, respectively, in the three months ended March 31, 2004 compared to 7 lots and 1 home sold in 2003. Kettle Valley did not pay dividends in 2004 or 2003 and does not anticipate paying dividends in the near future until lots sales and cash flow from home construction and sales are sufficient to support operations. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders or outside investors.

The Company owns its interest in Kettle Valley primarily through AFG Investment Trust C and D. As discussed above, the Trusts may enter a plan of liquidation in the near future. As such, the Company’s interest in Kettle Valley may be sold.

Mountain Springs and Mountain Resorts

EFG Kirkwood was formed for the purpose of acquiring a minority interest in two real estate investments. The investments consist of an interest in two ski resorts: Mountain Resort and Mountain Springs. EFG Kirkwood has no other significant assets other than its interest in the ski resorts.

Both Mountain Springs and Mountain Resort are subject to a number of risks, including weather-related risks and the risks associated with real estate development and resort ownership. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Trust, its affiliates and its joint venture partners.

Approximately 70% of the Class A interests in EFG Kirkwood are owned by the Trusts. As such, these interests may be sold as part of the potential liquidation of the Trusts.

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

At March 31, 2004, Mountain Resort had current assets of approximately $13.3 million, which consisted of cash of $9.3 million, accounts receivable of $2.9 million, and inventory and other assets of $1.1 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $38.5 million.

Liabilities were approximately $26.8 million, which consisted primarily of long-term senior notes and affiliated debt.

Mountain Springs

Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in Purgatory in Durango, Colorado. Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails. Mountain Spring's primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Additional cash flow is provided by its real estate development activities and by the resort’s summer recreational programs. When out of season, operations are funded by available cash and through the use of a $3.5 million dollar line of credit, which is guaranteed by EFG Kirkwood as well as another investor in Purgatory.

Mountain Springs also owns 51% of Durango Mountain Land Company, which owns 500 acres of entitled real estate. Mountain Springs signed an operating agreement in which it was agreed that Durango Mountain Land Company would acquire, develop, and otherwise operate this real estate.

At March 31, 2004, Mountain Springs had current assets of $4.2 million, which consisted of cash of $2.0 million, accounts receivable of $1.4 million and inventories and other assets totaled $0.8 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $25.8 million.

Liabilities totaled approximately $6.5 million at March 31, 2004 and consisted primarily of debt and notes outstanding.

Interest in Rancho Malibu

As of March 31, 2004, Rancho Malibu had total assets of $15.5 million including cash of $0.9 million and capitalized development costs of $14.6 million. Through March 31, 2004, Rancho Malibu remains under development and all costs have been capitalized to the development. The Company does not expect any distributions from Rancho Malibu over the next twelve months nor does it expect to have to make any significant capital contributions.

A significant portion of the Company’s interest in Rancho Malibu is owned by MILPI which is owned by the Trusts. As the Trusts may decide to liquidate significant assets in the near future, the Company’s interest in Rancho Malibu could decrease.

Equipment Growth Funds

As of March 31, 2004, the EGF Programs had approximately $40.6 million in unrestricted cash and $8.1 million in receivables net of an allowance for doubtful accounts. Management is actively seeking investment opportunities for the liquid assets of EGF Programs in their investment phase, PLM Equipment Growth Fund V, VI and PLM Equipment Growth and Income Fund VII.

At March 31, 2004, the EGF Programs’ equipment portfolio consisted of equipment with a net book value of $105.9 million, primarily consisting of ownership in aircraft, marine vessels, railcars, marine containers and trailers. The EGF Programs had $1.1 million of restricted cash at March 31, 2004. During the three months ended March 31, 2004, the programs purchased $12.8 million in railcars.

The EGF Programs had total liabilities of $48.3 million at March 31, 2004. Total liabilities included $34.8 million in debt which is secured by equipment, $4.1 million of accrued repair expenses and $2.3 million in lessee deposits.

During fiscal 2002 and 2003, PLM Equipment Growth Fund I, II, III and IV adopted formal plans of liquidation and transferred their respective assets and liabilities to individual liquidating trusts. As of March 31, 2004, all four liquidating trusts are still in their liquidation phase. Distributions for these programs will not be made until all of the assets are sold and liabilities are paid.

PLM Equipment Growth Funds V, VI and PLM Equipment Growth and Income Fund VII do not plan on making distributions in 2004 as they will use cash to purchase addition equipment and increase their portfolio. Professional Lease Management Income Fund I is not expected to make any distributions in 2004 as it increases its working capital to meet future debt obligations.

The Company does not expect to receive distributions from the three EGF Programs that are in their investment phase until at least 2005.

Commitments and Contingencies

Indebtedness: The Company is a participant in a $7.5 million warehouse credit facility which is shared by the Company, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI and PLM Equipment Growth and Income Fund VII. The warehouse credit facility provides for financing up to 100% of the cost of equipment. During the three months ended March 31, 2004, the Company paid the outstanding balance on this facility from the proceeds from the sale of railcars to affiliates. Accordingly, there was no balance outstanding on the facility at March 31, 2004. In the first quarter of 2004, the Company made the regularly scheduled debt payments of $0.3 million and $0.1 million, respectively, on the non-recourse installment debt and the commercial variable interest rate loan.

Equipment Acquisition: During the first quarter of 2004, the Company signed a letter of intent to purchase two aircraft at a total purchase price of $3.4 million plus the assumption of debt. The acquisition is dependent upon the Company completing its due diligence on or before June 30, 2004. As of March 31, 2004, the Company has paid a $0.2 million deposit on the acquisition which is included in “Other Assets” in the condensed consolidated balance sheet and is still performing its review of the aircraft. There can be no assurance that a sale will be completed.

Other: The Securities and Exchange Commission (“SEC”) commenced an informal inquiry of the Company in June 2003 to determine if it had violated federal securities laws. The SEC, among other things, asked the Company to voluntarily provide information and documents relating to any possible or proposed restatements of the Company’s financial statements. The Company has provided the information and documents requested. The Company is cooperating fully with the SEC informal inquiry.

Outlook for the Future

Several other factors may affect the Company’s operating performance during the remainder of 2004 and beyond including:

- sale of assets;

- changes in markets for the Company’s equipment;

- changes in the regulatory environment in which the Company’s equipment operates; and

- changes in the real estate markets in which the Company has ownership interests.

The future outlook for the different operating segments of the Company is as follows:

Asset Sales

AFG Investment Trust C and D are scheduled to terminate on December 31, 2004 and December 31, 2006, respectively.   The beneficiaries of AFG Investment Trust D approved the liquidation of the trust prior to December 31, 2006 and, as such, could have significant disposition of assets in the near future. The Company’s interest in a significant amount of its assets is owned by the Trusts. These assets include the loan receivables from Kettle Valley, certain equipment, MILPI Holdings LLC, Kettle Valley, Rancho Malibu and 70% of the Class A interests in EFG Kirkwood. As such, the sale of the Trusts’ assets will have a significant impact on the Company’s future operations.

Real Estate

The Company has a minority interest in two ski resorts, which are subject to the risks of the tourism industry. The resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Company, its affiliates and its joint venture partners.

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

The Company's involvement in real estate development also introduces financials risks, including the potential need to borrow funds to develop the real estate projects. While the Company's management presently does not foresee any unusual risks in this regard, it is possible that factors beyond the control of the Company, its affiliates and joint venture partners, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future. Alternatively, the Company could establish joint ventures with other parties to share participation in its development projects.

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

As discussed above, significant real estate assets are owned by AFG Investment Trust C and D. These assets could be disposed of in over the next 18 months.

Equipment Leasing

The Company has an aircraft, which accounts for approximately 30% of the Company’s equipment portfolio net book value at March 31, 2004. This aircraft currently operates in an international market and is stage three compliant. All rents due under the aircraft’s lease are denominated in U.S. dollars. However, the operation of this aircraft in an international market exposes the Company to certain political, credit and economic risks. Regulatory requirement of other countries governing aircraft registration, maintenance, liability of lessors and other matters may apply. Political instability, changes in national policy, competitive pressures, fuel shortages, recessions and other political and economic events adversely affecting world or regional trading markets or a particular foreign lessee could also create the risk that a foreign lessee would be unable to perform its obligations to the Trust. The recognition in foreign courts of judgments obtained in United States courts may be difficult or impossible to obtain and foreign procedural rules may otherwise delay such recognition. It may be difficult for the Company to obtain possession of an aircraft used outside the United States in the event of default by the lessee or to enforce its rights under the related lease. Moreover, foreign jurisdictions may confiscate or expropriate aircraft without paying adequate compensation.

The ultimate realization of residual value for any type of equipment is depending upon many factors, including the Company’s ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, political stability and many other events that can converge to enhance or detract from asset values at any given time. The Company attempts to monitor these changes in order to identify opportunities which may be advantageous and which will maximize total cash returns for each asset.

The aircraft is owned by AFG Investment Trust D and, as such, may be disposed of in the near future

At March 31, 2004, the Company owned railcars which, based on net book value, accounted for approximately 70% of the Company’s equipment portfolio. These railcars are owned by MILPI Holdings, LLC. The Company may sell these railcars to affiliated entities in 2004.

As of March 31, 2004, the Company through its wholly-owned subsidy Rail Investors I, LLC has leased 487 railcars on a long-term triple net lease. The Company sub-leases these railcars. The Company’s ability to profit from these leases is dependent upon, among other factors, the ability to keep the cars on sub-lease, the collection of contracted rents and the ability to control maintenance costs.

Equipment Management

The Company’s equipment management activities consist of its interest in MILPI Holdings, LLC which is owned by the Trusts. The beneficial interest holders of AFG Investment Trust D approved the sale of its interest in MILPI to an affiliated entity controlled by Mr. Coyne and Mr. Engle. The Managing Trustee of AFG Investment Trust C is currently drafting a proxy which will seek the approval of its beneficial interest holders to sell its interest in MILPI to an affiliated company owned by Mr. Engle and Mr. Coyne. It is possible that the entity to which MILPI Holdings, LLC is sold will be a subsidiary of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION and RESULTS OF OPERATIONS

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

Evaluation of the Fund’s Disclosure Controls and Internal Controls

(1) As  of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company’s required to be included in the Company’s exchange act filings.

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

The SEC staff has also informed the Company that it believes the AFG Investment Trust C and AFG Investment Trust D (collectively the “Trusts”) may be an unregistered investment company within the meaning of the Act. The Company, after consulting with counsel, does not believe that it is an unregistered investment company. However, it is possible that the Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, AFG Investment Trust C and AFG Investment Trust D intend to avoid being deemed investment companies by means that may include disposing assets that they might not otherwise dispose of.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

A list of exhibits filed or incorporated by reference is as follows:

31.1   Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a Form 8-K with the SEC on January 15, 2004 reporting under Item 5 (other events), announced that the Company has entered into an agreement with Gary Engle and James Coyne, respectively Semele’s CEO and President that will have the effect of taking Semele private.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/Gary D. Engle
         Gary D. Engle, Chairman, Chief Executive
         Officer and Director

Date: May 14, 2004

By:   /s/James A. Coyne
          James A. Coyne, President, Chief
         Operating Officer and Director

Date: May 14, 2004

By:   /s/Richard K Brock
         Richard K Brock, Vice President and
         Chief Financial Officer

Date: May 14, 2004

Exhibit Index

31.1   Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002