Form 10KSB/A
period 2003-12-31
SEMELE GROUP INC
filed 2004-08-24
CIK 812914

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

5,000,000 Shares of Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer’s revenues for the fiscal year ended December 31, 2003 were $13,305,000. Shares of common stock outstanding as of March 15, 2004: 2,099,687. Market value of shares held by non-affiliates as of March 15, 2004: $983,890.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to security holders for the year ended December 31, 2003 (Part I and II)

Transitional Small Business Disclosure Format: YES . NO X .

EXPLANATORY NOTE

We are filing this Form 10-KSB/A in order to reflect the restatement of the audited consolidated financial statement for the year ended December 31, 2003. All financial data in this report reflects the effects of the restatement. See Note 2 to the Consolidated Financial Statements as well as (“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for details relating to this restatement. As a result of this restatement, investors should not rely upon these Items previously filed with the Securities and Exchange Commission in the Company’s Form 10-KSB filed on April 8, 2004.

SEMELE GROUP INC.

Form 10-KSB/A

For the year ended December 31, 2003

TABLE OF CONTENTS

	PART I

ITEM 1	DESCRIPTION OF BUSINESS	1

	PART II

ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 7	FINANCIAL STATEMENTS	8

	PART III

ITEM 13	EXHIBITS AND REPORTS ON FORM 8-K	9

SIGNATURES		15

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

Business risk- Real Estate

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

The Company has an aircraft, which, based on original equipment cost, accounts for approximately 64% of the Company's equipment portfolio cost at December 31, 2003. This aircraft currently operates in an international market and is stage three compliant. All rents due under the aircraft’s lease are denominated in U.S. dollars. However, the operation of this aircraft in an international market exposes the Company to certain political, credit and economic risks. Regulatory requirements of other countries governing aircraft registration, maintenance, liability of lessors and other matters may apply. Political instability, changes in national policy, competitive pressures, fuel shortages, recessions and other political and economic events adversely affecting world or regional trading markets or a particular foreign lessee could also create the risk that a foreign lessee would be unable to perform its obligations to the Trust. The recognition in foreign courts of judgments obtained in United States courts may be difficult or impossible to obtain and foreign procedural rules may otherwise delay such recognition. It may be difficult for the Company to obtain possession of an aircraft used outside the United States in the event or default by the lessee or to enforce its rights under the related lease. Moreover, foreign jurisdictions may confiscate or expropriate aircraft without paying adequate compensation.

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

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 annual report.

ITEM 7.    FINANCIAL STATEMENTS

Incorporated herein by reference as an exhibit to the December 31, 2003 Form 10-KSB/A from the Company’s consolidated financial statements included in the 2003 annual report.

PART III

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

2.11       Agreement to Split and Tender, dated January 14, 2003 by and between Semele Group Inc. on one hand and James A. Coyne and Gary D. Engle on the other hand (filed with the Securitiesand Exchange Commission as an exhibit to the Registrant’s Report on Form 8-K dated January 15, 2004 is incorporated herein by reference).

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
Date:        August 23, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/Gary D. Engle
          Gary D. Engle, Chairman, Chief Executive
          Officer and Director
Date:        August 23, 2004

By:   /s/James A. Coyne
         James A. Coyne, President, Chief
         Operating Officer and Director
Date:       August 23, 2004

By:   /s/Richard K Brock
         Richard K Brock, Vice President and
         Chief Financial Officer
Date:       August 23, 2004

Index to Exhibits	Exhibit #

Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

The Company’s Annual Report to Stockholders for the year ended December 31, 2003	13