Form 10QSB/A
period 2004-03-31
SEMELE GROUP INC
filed 2004-08-24
CIK 812914

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

Shares of common stock outstanding as of August 23, 2004: 1,408,000

Transitional Small Business Disclosure Format: YES . NO X .

EXPLANATORY NOTE

We are filing this Form 10-QSB/A in order to reflect the restatement of the consolidated financial statements for the quarter ended March 31, 2004. All financial data in this report reflects the effects of the restatement. See Note 2 to the Consolidated Financial Statements as well as (“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for details relating to this restatement. As a result of this restatement, investors should not rely upon these Items previously filed with the Securities and Exchange Commission in the Company’s Form 10-QSB filed on May 14, 2004.

SEMELE GROUP INC.
Form 10-QSB/ASB
For the Quarter Ended March 31, 2004

TABLE OF CONTENTS

PART I

ITEM 1 Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at March 31, 2004 (Restated) and December 31, 2003 (Restated) 3
Condensed Consolidated Statements of Income for the Three Months Ended
March 31, 2004 and 2003 4
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the
Three Months Ended March 31, 2004 (Restated) 5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2004 and 2003 6
Notes to the Condensed Consolidated Financial Statements (Restated) 7

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations 16

PART II

ITEM 6 Exhibits and Reports on Form 8-K 32

Signatures 33

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMELE GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars, except per share and share amounts)
(unaudited)
	March 31, 2004 (Restated)	December 31, 2003 (Restated)

Assets
Cash and cash equivalents	$ 12,086	$ 11,268
Restricted cash	758	581
Rents and other receivables	416	647
Loan receivable from Kettle Valley	1,044	1,044
Equipment held for lease, net of accumulated depreciation
of $22,865 and $23,796 at March 31, 2004 and December 31, 2003, respectively	4,986	15,237
Land	1,929	1,929
Buildings, net of accumulated depreciation of $3,246 and $3,146
at March 31, 2004 and December 31, 2003, respectively	8,687	8,787
Interests in affiliated companies	18,473	18,197
Interests in non-affiliated companies	30,984	27,642
Other assets	3,675	3,194
Due from affiliates	4,241	4,186
Goodwill	1,377	1,377

Total assets	$ 88,656	$ 94,089

Liabilities
Accounts payable and accrued expenses	$ 7,425	$ 7,858
Indebtedness	9,371	19,568
Indebtedness and other obligations to affiliates	29,078	28,784
Deferred income taxes	15,976	15,261

Total liabilities	61,850	71,471

Minority interests	34,894	32,417

Commitments and contingencies

Stockholders' deficit
Common stock, $0.10 par value per share; 5,000,000 shares authorized;
2,916,647 shares issued	292	292
Additional paid in capital	172,055	172,055
Accumulated deficit	(167,595)	(169,395)
Deferred compensation, 164,279 shares	(817)	(817)
Accumulated other comprehensive income	1,352	1,441
Treasury stock at cost, 816,960 shares	(13,375)	(13,375)

Total stockholders' deficit	(8,088)	(9,799)

Total liabilities, minority interests and stockholders' deficit	$ 88,656	$ 94,089

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

SEMELE GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2004
(in thousands of dollars except share amounts)
(unaudited)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2003 (Restated)	2,099,687	$ 292	$ 172,055	$ (169,395)	$ (817)	$ 1,441	$(13,375)	$ (9,799)

Net income	-	-	-	1,800	-	-	-	1,800
Foreign currency translation Adjustment	-	-	-	-	-	(89)	-	(89)

Comprehensive income	-	-	-	-	-	-	-	1,711

Balance at March 31, 2004 (Restated)	2,099,687	$ 292	$ 172,055	$ (167,595)	$ (817)	$ 1,352	$(13,375)	$ (8,088)

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

SEMELE GROUP INC. AND SUBSIDIAIRES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

While preparing Semele’s 10-QSB for the quarter ended June 30, 2004, the Company determined that it had overstated depreciation expense in the year ended December 31, 2003 by $1.4 million associated with one of the Company’s commercial aircraft that had been included in its equipment leasing segment. The principal effect of this non-cash adjustment on December 31, 2003 and March 31, 2004 was to increase fixed assets and decrease the accumulated deficit. The restatement does not impact the statements of operations for the three months ended March 31, 2004. The Company has restated its first quarter 2004 and fiscal 2003 information accordingly.

A summary of the effects of the restatement on the Company’s balance sheets is summarized as follows (in thousands of dollars, except per share amounts):

	As of March 31, 2004
	(Restated)	(As previously reported	)	Difference

Total assets	$88,656	$87,230		$1,426
Stockholders' deficit	$(8,088)	$(9,514)		$1,426

	As of December 31, 2003

	(Restated)	(As previously reported	)	Difference

Total assets	$94,089	$92,663		$1,426
Stockholders' deficit	$(9,799)	$(11,225)		$1,426

NOTE 3 – EQUIPMENT HELD FOR LEASE

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

		(Restated)	(Restated)
	Remaining	March 31, 2004	December 31, 2003
	Lease Term	Equipment	Equipment
Equipment Type	(Months)	At Cost	At Cost

Aircraft	9	$ 17,279	$ 17,279
Manufacturing	0	1,867	3,281
Railcars	0-177	5,812	14,477
Materials handling	0-1	1,958	2,748
Construction and mining	0	559	820
Other	0	376	428

Total equipment cost	-	27,851	39,033
Accumulated depreciation	-	(22,865)	(23,796)

Equipment, net of accumulated depreciation	-	$ 4,986	$ 15,237

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

NOTE 4 – INTERESTS IN AFFILIATED COMPANIES

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

The summarized statement of operations for PLM Equipment Growth Fund V, VI, PLM Equipment Growth and Income Fund VII and Professional Lease Management Income Fund I, LLC for the three months ended March 31, 2004 and 2003 is as follows (in thousands of dollars):

	March 31,	March 31,
	2004	2003

Revenues	$ 12,793	$ 11,872
Expenses	(11,080)	(11,697)
Equity income	396	1,958

Net income	$ 2,109	$ 2,133

Liquidating Trusts and Liquidating Partnerships

During the fourth quarter of 2003, the liquidating trusts and liquidating partnerships dissolved and made their final distributions. Accordingly, no equity income or loss was recognized during the three months ended March 31, 2004.

NOTE 5 – INTERESTS IN NON-AFFILIATED COMPANIES

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

NOTE 6 – OTHER ASSETS

At March 31, 2004 and December 31, 2003, other assets consisted of the following (in thousands of dollars):

	March 31, 2004	December 31, 2003

Cash surrender value of former officers’ life insurance policies	$ 2,409	$ 2,358
Interest receivable from Kettle Valley	219	210
Deferred financing costs, net	138	202
Deposits	228	57
Prepaid expenses	681	367

Total	$ 3,675	$ 3,194

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

NOTE 7 – INDEBTEDNESS

The Company’s indebtedness to third parties is summarized below (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Non- recourse installment debt on an aircraft	$ 4,150	$ 4,452
Warehouse credit facility	-	9,800
Commercial variable interest rate loan	5,221	5,316

Total	$ 9,371	$ 19,568

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

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

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

Equipment Acquisition

As discussed in Note 6, the Company signed a letter of intent to purchase two aircraft at a total purchase price of $3.4 million plus assumed debt. The acquisition is dependent upon the Company completing its due diligence on or before June 30, 2004. There can be no assurance that a sale will be completed.

Litigation

The Company or its consolidated affiliates have been involved in certain legal and administrative claims as either plaintiffs or defendants in connection with matters that generally are considered incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Company.

NOTE 9 – SEGMENT REPORTING

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

Segment information for the three months ended March 31, 2004 and 2003 is summarized below (in thousands of dollars):

	For the three months ended March 31, 2004

	Equipment	Equipment	Real
	Leasing	Management	Estate	Other	Total

Revenues
Lease revenue	$1,618	$219	$257	$-	$2,094
Management fee income	-	916	15	-	931
Acquisition and lease negotiation
fee income	-	728	-	-	728
Interest and investment income	28	21	-	-	49
Interest income- affiliates	36	-	30	-	66
Gain on disposition of equipment	75				75
Gain on disposition of equipment- affiliate		1,095	-	-	1,095
Other revenues	13	148	-	-	161

Total revenues	1,770	3,127	302	-	5,199

Expenses:
Depreciation and amortization	846	193	110	-	1,149
Interest on indebtedness	58	-	39	-	97
Interest on indebtedness and other
obligations – affiliates	250	-	147	-	397
General and administrative	1,035	895	43	-	1,973
Fees and expenses- affiliates	130	-	-	-	130

Total expenses	2,319	1,088	339	-	3,746

Income from equity interests:
Equity income in affiliated companies	-	172	-	-	172
Equity income in non-affiliated companies	-	-	3,340	-	3,340

Total income from equity interests	-	172	3,340	-	3,512

Provision for income taxes	-	-	-	(673)	(673)
Elimination of consolidated subsidiaries'
minority interests	-	-	-	(2,492)	(2,492)

Net (loss) income	$(549)	$2,211	$3,303	$(3,165)	$1,800

Total Assets (Restated )	$5,776	$40,663	$42,217	$-	$88,656

	For the three months ended March 31, 2003

	Equipment	Equipment	Real
	Leasing	Management	Estate	Other	Total

Revenues
Lease revenue	$2,754	$37	$260	$-	$3,051
Management fee income	-	1,132	6	-	1,138
Acquisition and lease negotiation
fee income	-	605	-	-	605
Interest and investment income	42	60	-	-	102
Interest income- affiliates	31	-	35	-	66
Gain on disposition of equipment	12	-	-	-	12
Gain on disposition of equipment- affiliate	-	-	-	-	-
Other revenues	3	279	2	-	284

Total revenues	2,842	2,113	303	-	5,258

Expenses:
Depreciation and amortization	1,622	10	89	-	1,721
Interest on indebtedness	861	12	45	-	918
Interest on indebtedness and other
obligations – affiliates	169	-	147	-	316
General and administrative	766	831	13	-	1,610
Fees and expenses- affiliates	166	-	-	-	166

Total expenses	3,584	853	294	-	4,731

Income (loss) from equity interests:
Equity (loss) income in affiliated companies	(22)	308	271	-	557
Equity income in non-affiliated companies	-	-	2,801	-	2,801

Total income (loss) from equity interests	(22)	308	3,072	-	3,358

Provision for income taxes	-	-	-	(482)	(482)
Elimination of consolidated subsidiaries'
Minority interests	-	-	-	(2,735)	(2,735)

Net (loss) income	$(764)	$1,568	$3,081	$(3,217)	$668

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

While preparing Semele’s 10-QSB for the quarter ended June 30, 2004, the Company determined that it had overstated depreciation expense in the year ended December 31, 2003 by $1.4 million associated with one of the Company’s commercial aircraft that had been included in its equipment leasing segment. The principal effect of this non-cash adjustment on December 31, 2003 and March 31, 2004 was to increase fixed assets and decrease the accumulated deficit. The restatement does not impact the statements of operations for the three months ended March 31, 2004. The Company has restated its first quarter 2004 and fiscal 2003 information accordingly.

A summary of the effects of the restatement on the Company’s balance sheets is summarized as follows (in thousands of dollars, except per share amounts):

	As of March 31, 2004

	(Restated)	(As previously reported)	Difference

Total assets	$88,656	$87,230	$1,426
Stockholders' deficit	$(8,088)	$(9,514)	$1,426

	As of December 31, 2003

	(Restated)	(As previously reported)	Difference

Total assets	$94,089	$92,663	$1,426
Stockholders' deficit	$(9,799)	$(11,225)	$1,426

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

Lease revenue: During the three months ended March 31, 2004 and 2003, the Company recognized lease revenue of $0.3 million from real estate operations. Lease revenue from real estate operations is earned from its ownership interest in two buildings, one located in Washington, DC and one in Sydney, Australia. Since the Company sold the building in Washington DC in the second quarter of 2004 (See Note 11 to the condensed consolidated financial statements), lease revenue in this segment is expected to decrease in the future.

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

Equipment held for lease decreased by $10.3 million or 67% from December 31, 2003 to March 31, 2004. The decrease was attributable to $1.0 million in depreciation expense recorded during the three months ended March 31, 2004. In addition, the Company sold equipment to existing lessees and third parties with a net book value of $11.8 million. These decreases were partially offset by the Company acquiring $2.5 million in railcars during the three months ended March 31, 2004.

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

Equipment Leasing

The Company has an aircraft, which accounts for approximately 50% of the Company’s equipment portfolio net book value at March 31, 2004. This aircraft currently operates in an international market and is stage three compliant. All rents due under the aircraft’s lease are denominated in U.S. dollars. However, the operation of this aircraft in an international market exposes the Company to certain political, credit and economic risks. Regulatory requirement of other countries governing aircraft registration, maintenance, liability of lessors and other matters may apply. Political instability, changes in national policy, competitive pressures, fuel shortages, recessions and other political and economic events adversely affecting world or regional trading markets or a particular foreign lessee could also create the risk that a foreign lessee would be unable to perform its obligations to the Trust. The recognition in foreign courts of judgments obtained in United States courts may be difficult or impossible to obtain and foreign procedural rules may otherwise delay such recognition. It may be difficult for the Company to obtain possession of an aircraft used outside the United States in the event of default by the lessee or to enforce its rights under the related lease. Moreover, foreign jurisdictions may confiscate or expropriate aircraft without paying adequate compensation.

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