Form 10QSB
period 2004-06-30
SEMELE GROUP INC
filed 2004-08-24
CIK 812914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                                                            THE SECURITIES EXCHANGE ACT OF 1934
                                                                                            For the quarterly period ended June 30, 2004

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

Shares of common stock outstanding as of August 23, 2004: 1,408,000

Transitional Small Business Disclosure Format: YES . NO X .

SEMELE GROUP INC.
Form 10-QSB
For the Quarter Ended June 30, 2004

TABLE OF CONTENTS

PART I

ITEM 1 Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 (Restated) 3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2004 and 2003 4
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the
Six Months Ended June 30, 2004 (Restated) 5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2004 and 2003 6
Notes to the Condensed Consolidated Financial Statements 7

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations 21

ITEM 3 Controls and Procedures 40
PART II

ITEM 1 Legal Proceedings 40
ITEM 2 Changes in Securities and Use of Proceeds 41
ITEM 3 Default Upon Senior Securities 41
ITEM 4 Submission of Matters to a Vote of Security Holders 41
ITEM 5 Other Information 41
ITEM 6 Exhibits and Reports on Form 8-K 41

Signatures 43

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMELE GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands of dollars, except per share and share amounts)
(unaudited)

	June 30, 2004	December 31, 2003

		(Restated)
Assets
Cash and cash equivalents	$ 18,961	$ 11,268
Restricted cash	735	581
Rents and other receivables	504	647
Loan receivable from Kettle Valley	1,044	1,044
Equipment held for lease, net of accumulated depreciation
of $19,464 and $23,796 at June 30, 2004 and December 31, 2003, respectively	4,842	15,237
Land	-	1,929
Buildings, net of accumulated depreciation of $3,146 at December 31, 2003	-	8,787
Land held for sale	200	-
Building held for sale, net of accumulated depreciation of $1,092 at June 30, 2004	2,192	-
Interests in affiliated companies	17,875	18,197
Interests in non-affiliated companies	28,768	27,642
Other assets	4,267	3,194
Due from affiliates	5,142	4,186
Goodwill	1,377	1,377

Total assets	$ 85,907	$ 94,089

Liabilities
Accounts payable and accrued expenses	$ 10,651	$ 7,858
Indebtedness	7,045	19,568
Indebtedness and other obligations to affiliates	29,370	28,784
Deferred income taxes	14,334	15,261

Total liabilities	61,400	71,471

Minority interests	34,041	32,417

Commitments and contingencies

Stockholders' deficit
Common stock, $0.10 par value per share; 5,000,000 shares authorized;
2,916,647 shares issued	292	292
Additional paid in capital	172,055	172,055
Accumulated deficit	(168,817)	(169,395)
Deferred compensation, 164,279 shares	(817)	(817)
Accumulated other comprehensive income	1,128	1,441
Treasury stock at cost, 1,508,647 shares	(13,375)	(13,375)

Total stockholders' deficit	(9,534)	(9,799)

Total liabilities, minority interests and stockholders' deficit	$ 85,907	$ 94,089

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30,
(in thousands of dollars, except per share and share amounts)
(unaudited)

.	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Revenues
Lease revenue	$ 1,616	$ 3,313	$ 3,710	$ 6,364
Management fee income	1,025	1,076	1,956	2,215
Acquisition and lease negotiation fee income	530	(87)	1,258	517
Interest and investment income	31	108	80	210
Interest income – affiliates	65	66	131	132
Gain on disposition of equipment, land and Building	2,302	94	2,377	106
Gain on disposition of equipment- affiliate	145	157	1,240	157
Other revenues	63	41	224	325

Total revenues	5,777	4,768	10,976	10,026

Expenses
Depreciation and amortization	1,003	1,890	2,152	3,611
Impairment of interest in affiliated and non- affiliated companies	1,832	277	1,832	277
Interest on indebtedness	58	875	155	1,793
Interest on indebtedness and other obligations -
Affiliates	397	397	794	713
General and administrative	2,301	1,731	4,274	3,341
Fees and expenses – affiliates	243	185	373	351

Total expenses	5,834	5,355	9,580	10,086

(Loss) income before equity income (loss), income taxes and minority interests	(57)	(587)	1,396	(60)

Income (loss) from equity interests
Equity income (loss) in affiliated companies	587	(43)	759	514
Equity (loss) income in non-affiliated companies	(1,353)	(928)	1,987	1,873

Total equity (loss) income from equity interests	(766)	(971)	2,746	2,387

Provision for income taxes	(518)	(116)	(1,191)	(598)
Elimination of consolidated subsidiaries’ minority interests	119	308	(2,373)	(2,427)

Net (loss) income	$ (1,222)	$ (1,366)	$ 578	$ (698)

Net (loss) income per common share- basic and Diluted	$ (0.87)	$ (0.97)	$ 0.41	$ (0.50)

Basic and diluted weighted average number of common shares outstanding	1,408,000	1,408,000	1,408,000	1,408,000

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
For the Six Months Ended June 30, 2004
(in thousands of dollars except share amounts)
(unaudited)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2003 (Restated)	1,408,000	$ 292	$ 172,055	$ (169,395)	$ (817)	$ 1,441	$(13,375)	$(9,799)

Net income	-	-	-	578	-	-	-	578
Foreign currency translation adjustment	-	-	-	-	-	(313)	-	(313)

Comprehensive income	-	-	-	-	-	-	-	265

Balance at June 30, 2004	1,408,000	$ 292	$ 172,055	$ (168,817)	$ (817)	$ 1,128	$(13,375)	$(9,534)

The accompanying notes are an integral part of these consolidated financial statements.

SEMELE GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(in thousands of dollars)
(unaudited)

	2004	2003

Cash flows provided by (used in) operating activities
Net income (loss)	$578	$(698)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	2,152	3,611
Provision for impaired assets	1,832	277
Gain on disposition of equipment, land and building	(2,377)	(106)
Gain on disposition of equipment- affiliate	(1,240)	(157)
Elimination of consolidated subsidiaries’ minority interests	2,373	2,427
Changes in assets and liabilities:
Rents and other receivables	143	(458)
Other assets	(1,256)	(514)
Due from affiliates	(956)	(436)
Accounts payable and accrued expenses	2,779	11,746
Deferred income taxes	(927)	(619)
Net cash provided by operating activities	3,101	15,073

Cash flows provided by (used in) investing activities
Proceeds from equipment, land and building dispositions	29,490	6,703
Restricted cash	(154)	7
Purchase of equipment held for lease	(9,219)	(12,096)
Change in equity interests	(2,541)	(3,282)
Decrease in cash due to loss of control of consolidated subsidiary	-	(15)
Investment in non-affiliated companies	-	(54)
Cash distributions from affiliated companies	-	811
Net cash provided by (used in) investing activities	17,576	(7,926)

Cash flows provided by (used in) financing activities
Proceeds from indebtedness and other obligations to affiliates	881	767
Principal payments on indebtedness and other obligations to affiliates	(295)	(5,614)
Proceeds from indebtedness	3,200	4,756
Principal payments on indebtedness	(15,723)	(2,807)
Purchase of minority interests	-	(5,434)
Distributions to minority shareholders	(734)	(318)

Net cash used in financing activities	(12,671)	(8,650)

Net increase (decrease) in cash and cash equivalents	8,006	(1,503)
Effect of changes in foreign exchange rates	(313)	895
Cash and cash equivalents at beginning of period	11,268	11,997

Cash and cash equivalents at end of period	$18,961	$11,389

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company’s financial position at June 30, 2004 and December 31, 2003, results of operations for the three and six month periods ended June 30, 2004 and 2003, changes in stockholders’ deficit for the six months ended June 30, 2004 and statement of cash flows for the six months ended June 30, 2004 and 2003 have been made and are reflected.

Certain amounts previously reported have been reclassified to conform to the June 30, 2004 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholders' deficit, or net income (loss).

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

While preparing Semele’s 10-QSB for the quarter ended June 30, 2004, the Company determined that it had overstated depreciation expense in the year ended December 31, 2003 by $1.4 million associated with one of the Company’s commercial aircraft that had been included in its equipment leasing segment. The effect of this non-cash adjustment was to increase fixed assets and decrease depreciation expense. The adjustment had no impact on the provision for income taxes since the correction was attributable to a purchase accounting adjustment that had originally created a permanent difference between the book basis and the tax basis of accounting. The Company has restated its fiscal 2003 financial statements accordingly.

A summary of the effects of the restatement on the Company’s balance sheet and statement of operations is summarized as follows (in thousands of dollars, except per share amounts):

	As of and for the year ended
	December 31, 2003

	(Restated)	(As previously reported)	Difference

Total assets	$94,089	$92,663	$1,426
Stockholders' deficit	$(9,799)	$(11,225)	$1,426
Net income (loss)	$860	$(566)	$1,426

Income (loss) per share	$0.61	$(0.40)	$1.01

Depreciation and amortization	$6,032	$7,458	$(1,426)

Total adjustment to 2003 net loss			$(1,426)

NOTE 3 – PROPOSED EQUITY TRANSACTION WITH AFFILIATES

During 2003, the Company received a proposal from Mr. Engle and Mr. Coyne, Semele’s CEO and President, respectively, for the acquisition of all of the outstanding shares of the Company’s common stock. As a result, the Company created a special committee consisting of outside members of the Board of Directors to consider the offer.

In January 2004, the special committee negotiated and approved a purchase price with Mr. Engle and Mr. Coyne of $1.40 per share. As part of the transaction, the Company filed a preliminary proxy statement soliciting its shareholders to consider a proposal to amend the Company’s certificate of incorporation to effect a reverse and forward stock split of the Company’s outstanding common stock. As a result of this split, shareholders owning less than 4,000 or less shares of the Company’s stock will receive from the Company $1.40 in cash per share. Shareholders owning more than 4,000 shares will own the same number of shares after the completion of the split.

On July 8, 2004, the Company effected the reverse and forward stock split as approved by the Company’s shareholders at a June 29, 2004 special meeting. The Company will finance the acquisition of the stock with its existing cash reserves. The estimated cash required to purchase these shares is $1.0 million. This had the effect of reducing the number of shareholders to approximately 30. On July 9, 2004, the Company filed a Form 15 to terminate the registration of shares of its common stock under the Exchange Act. As a result, the Company expects that its requirement to make public filings will terminate on October 7, 2004.

On July 29, 2004, Mr. Engle and Mr. Coyne filed a tender offer to purchase the remaining outstanding shareholders’ interest in Semele at a purchase price of $1.40 per share. The tender offer will expire on September 28, 2004.

NOTE 4 – EQUIPMENT HELD FOR LEASE

The following is a summary of equipment owned by the Company at June 30, 2004 and December 31, 2003. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2004 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either off-lease or being leased on a month-to-month basis. Equipment consists of the following at June 30, 2004 and December 31, 2003 (in thousands of dollars):

	Remaining	June 30, 2004	December 31, 2003
	Lease Term	Equipment	Equipment
Equipment Type	(Months)	At Cost	At Cost

			(Restated)
Aircraft	6	$ 17,279	$ 17,279
Manufacturing	0	1,483	3,281
Railcars	0-12	3,266	14,477
Materials handling	0	1,648	2,748
Construction and mining	0	253	820
Other	0	377	428

Total equipment cost	-	24,306	39,033
Accumulated depreciation	-	(19,464)	(23,796)

Equipment, net of accumulated depreciation	-	$ 4,842	$ 15,237

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

Equipment held for lease includes railcars that may be sold to affiliated programs or unrelated third parties. If the railcars are sold to affiliated programs, the sales price will be the lower of the original equipment cost or fair market value at the time of sale. During the six months ended June 30, 2004, the Company sold railcars with a net book value of $17.4 million to affiliated programs. The railcars were sold for $18.6 million resulting in a gain on the sale of $1.2 million during the six months ended June 30, 2004. The Company purchased $9.2 million in railcars during the six months ended June 30, 2004 of which $5.9 million were sold during 2004. The remaining $3.3 million of railcars at June 30, 2004 may be sold to affiliated programs or to unrelated third parties.

In addition to railcars, the Company sold various equipment during the six months ended June 30, 2004 which included manufacturing, materials handling and other miscellaneous equipment. During the six months ended June 30, 2004, the Company sold these assets for a total purchase price of $1.1 million resulting in a gain on the sale of equipment of $0.8 million.

NOTE 5 – LAND AND BUILDINGS

The Company owned two buildings which were leased to a major university. The buildings were used in connection with the university’s international education programs and include both classroom and dormitory space. Land and buildings consisted of the following at June 30, 2004 and December 31, 2003, respectively (in thousands of dollars):

Buildings	June 30, 2004	December 31, 2003

	(Held for Sale)
Washington, D.C.	$-	$8,649
Sydney, Australia	3,284	3,284

Total	3,284	11,933
Accumulated depreciation	(1,092)	(3,146)

Buildings, net	$2,192	$8,787

Land

Washington, D.C.	$-	$1,729
Sydney, Australia	200	200

Land, total	$200	$1,929

In the second quarter of 2004, the Company’s land and building located in Washington, DC were sold for $9.8 million to an unrelated third party resulting in a gain of $1.6 million. Proceeds from the sale were used to pay the outstanding balance of $5.3 million on the variable interest rate loan associated with the property. The remaining cash, after fees and expenses, was distributed to the existing investors of which the Company received $3.2 million.

NOTE 6 – INTERESTS IN AFFILIATED COMPANIES

The Company has interests in the following affiliates as of June 30, 2004 and December 31, 2003, respectively (in thousands of dollars):

	June 30, 2004	December 31, 2003

Equity Interests in Equipment Growth Funds	$17,875	$18,197

The Company has recorded equity income (loss) in its interest in affiliated companies for the three and six months ended June 30, 2004 and 2003, respectively (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

EGF Programs	$587	$233	$759	$541
Liquidating Partnerships	-	(5)	-	(27)
Liquidating Trusts	-	(271)	-	-

Net income (loss)	$587	$(43)	$759	$514

Equity Interests in Equipment Growth Funds

MILPI has equity interests ranging from 1% to 15% in several equipment leasing programs (PLM Equipment Growth Funds V and VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I LLC and PLM Equipment Growth Fund I, II, III and IV Liquidating Trusts) called the Equipment Growth Funds (“EGF Programs”). The Company recognizes income from these interests as equity income in affiliated companies and is recognized as earned by the programs. FSI is the general partner or manager in the EGF Programs. No cash distributions were received during the six months ended June 30, 2004. The Company received $0.8 million in cash distributions from the EGF Programs during the six months ended June 30, 2003.

The summarized statement of operations for PLM Equipment Growth Fund V, VI, PLM Equipment Growth and Income Fund VII and Professional Lease Management Income Fund I, LLC for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands of dollars):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenues	$15,185	$13,619	$27,978	$25,492
Expenses	(10,822)	(12,050)	(21,902)	(23,748)
Equity income	331	(1,074)	727	885

Net income	$4,694	$495	$6,803	$2,629

The Company reviews the carrying value of its investments for recoverability whenever there is an indicator of impairment that is considered other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the asset balance is written-down to its fair value. During 2004, the Trusts filed a proxy statement soliciting their shareholders on several articles proposed by the Managing Trustee which included the sale of the Trusts’ membership interests in MILPI for $16.6 million. Subsequent to June 30, 2004, AFG Investment Trust D completed this transaction. As a result, the Company evaluated MILPI’s underlying assets for recoverability and recorded an impairment of $1.2 million on its equity interest in PLM Equipment Growth Fund V, VI, PLM Equipment Growth and Income Fund VII and Professional Lease Management Income Fund I, LLC. In addition, the Company evaluated the carrying value of its investment in the EGF Programs during the three months ended June 30, 2003 because several of the programs adopted formal plans of liquidation. Based on the Company’s liquidation analysis, the Company recorded a $0.3 million impairment in the programs during that period.

Liquidating Trusts and Liquidating Partnerships

During the fourth quarter of 2003, the liquidating trusts and liquidating partnerships dissolved and made their final distributions. Accordingly, no equity income or loss was recognized during the six months ended June 30, 2004.

NOTE 7 – INTERESTS IN NON-AFFILIATED COMPANIES

The Company has equity interests in the following non-affiliated companies (in thousands of dollars):

	June 30, 2004	December 31, 2003

Interests in Mountain Resort Holdings LLC and Mountain Springs Resort LLC	$8,465	$6,404
Interest in EFG/Kettle Development LLC	8,071	8,369
Interest in Rancho Malibu	12,056	12,606
Other	176	263

Total	$28,768	$27,642

The Company recorded equity income (loss) in its interest in non-affiliated companies for the three and six months ended June 30, 2004 and 2003, respectively (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC	$(1,312)	$(951)	$2,061	$1,926
EFG/Kettle Development, LLC	44	23	14	(53)
Other	(85)	-	(88)	-

Net (loss) income	$(1,353)	$(928)	$1,987	$1,873

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

Mountain Resort is primarily a ski and mountain recreation resort located in California. Mountain Springs has majority ownership in DSC/Purgatory LLC (“Purgatory”), a ski resort located in Colorado. The Company’s ownership interests in Mountain Resort and Mountain Springs are accounted for using the equity method of accounting. No distributions were received from these investments during the six months ended June 30, 2004 and 2003.

EFG Kirkwood guarantees the payment obligations under a revolving line of credit between Purgatory and a third party lender. Another shareholder in Mountain Springs also guaranteed this line of credit. Either party may be called on by the lender to fulfill Purgatory’s obligations. The amount of the guarantee consists of the outstanding balance of the line of credit which cannot exceed the principal balance of $3.5 million. As of June 30, 2004, borrowings outstanding on the line of credit were $1.7 million. The line of credit expires in October 2004.

The operating companies have a fiscal year end of April 30th, which is different from the Company’s fiscal year. The table below provides comparative summarized statement of operations data for Mountain Resort and Mountain Springs for the three and six months ended June 30, 2004 and 2003 (in thousands dollars):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Mountain Resorts
Total revenues	$4,122	$5,003	$20,107	$21,686
Total expenses	5,781	5,821	16,323	17,052

Net (loss) income	$(1,659)	$(818)	$3,784	$4,634

Mountain Springs
Total revenues	$1,155	$870	$12,197	$9,711
Total expenses	3,375	2,979	10,724	9,376

Net (loss) income	$(2,220)	$(2,109)	$1,473	$335

Interest in EFG/Kettle Development LLC- Residential Community

The Company has an indirect ownership interest in EFG/Kettle Development LLC, which is owned 100% by AFG Investment Trusts C and D, collectively. EFG/Kettle Development LLC’s subsidiary has a 49.9% limited partner ownership interest in an entity named Kettle Valley Development Limited Partnership (“KVD LP”). An unaffiliated third party owns the remaining 50.1% of KVD LP. The Company also has a 100% controlling and ownership interest in Kelowna Projects, Inc., which is the sole general partner, with a .01% ownership interest, of KVD LP.

In accordance with the ownership agreements, decisions require unanimous consent by both the limited partners and the general partner and each owner has the ability to veto a proposal by the other partner. The Company accounts for its ownership interest in KVD LP using the equity method of accounting. The Company received no distributions during either of the six months ended June 30, 2004 or 2003.

The Company recorded income of $44,000 and $14,000 during the three and six months ended June 30, 2004, respectively. The Company recorded income of $23,000 and a loss of $0.1 million during the three and six months ended June 30, 2003. During the three and six months ended June 30, 2004, the Company recorded a net foreign currency translation adjustment of $0.2 million and $0.3 million, respectively, in its interest in Kettle Valley reflecting a strengthening of the U.S. dollar against the Canadian dollar which is included in accumulated other comprehensive income. Translation adjustments for the six months ended June 30, 2003 were $0.9 million.

The table below provides KVD LP’s summarized consolidated statements of operations data for the three and six months ended June 30, 2004 and 2003 (in thousands of dollars):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Total revenues	$2,028	$1,959	$3,210	$2,489
Total expenses	1,938	1,925	3,119	2,609

Net income (loss)	$90	$34	$91	$(120)

Rancho Malibu

The Company, through MILPI and through the Trusts, has a minority ownership interest in a development partnership which owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu” or the “Malibu property”. Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. Through June 30, 2004, Rancho Malibu remains under development and all costs have been capitalized to the development. No distributions were received from Rancho Malibu during the six months ended June 30, 2004 and 2003.

The Company reviews the carrying value of its investments for recoverability whenever there is an indicator of impairment that is considered other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the asset balance is written-down to its fair value. During 2004, the Trusts filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee which included the sale of the Trusts’ membership interest in MILPI for $16.6 million. As a result, the Company evaluated MILPI’s underlying assets for recoverability and recorded an impairment of $0.6 million on its equity interest in Rancho Malibu.

NOTE 8 – OTHER ASSETS

At June 30, 2004 and December 31, 2003, other assets consisted of the following (in thousands of dollars):

	June 30, 2004	December 31, 2003

Cash surrender value of former officers’ life insurance policies	$ 3,257	$ 2,358
Interest receivable from Kettle Valley	228	210
Deferred financing costs, net	42	202
Deposits	228	57
Prepaid expenses	512	367

Total	$4,267	$3,194

MILPI has life insurance policies on former officers which had a $3.3 million cash surrender value as of June 30, 2004. The Company repaid $0.8 million that had been borrowed against the policy as of December 31, 2003, received dividends on these policies of $0.1 million and made premium payments of $0.2 million.

During the first quarter of 2004, the Company signed a letter of intent to purchase four aircraft at a total purchase price of $3.4 million plus the assumption of debt. The acquisition is dependent upon the Company completing its due diligence on or before September 30, 2004. As of June 30, 2004, the Company has paid a $0.2 million refundable deposit on the acquisition which is included in deposits in the table above. The Company is still performing its review of these aircraft and thus there can be no assurance that the purchase will be completed.

NOTE 9 – INDEBTEDNESS

The Company’s indebtedness to third parties is summarized below (in thousands of dollars):

	June 30,	December 31,
	2004	2003

Non- recourse installment debt on an aircraft	$3,845	$4,452
Warehouse credit facility	3,200	9,800
Commercial variable interest rate loan	-	5,316

Total	$7,045	$19,568

During the six months ended June 30, 2004, the Company made the regularly scheduled payments required by the non-recourse debt on its aircraft.

The Company is a participant in a $7.5 million warehouse credit facility which is shared by the Company, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI and PLM Equipment Growth and Income Fund VII. The warehouse credit facility provides for financing up to 100% of the cost of equipment. During the six months ended June 30, 2004, the Company paid the outstanding balance on the facility at December 31, 2003 with the proceeds from the sale of railcar to affiliates. Subsequently, the Company borrowed an addition $3.2 million under the facility in the second quarter of fiscal 2004 to finance the acquisition of additional railcars. The $3.2 million under the warehouse facility was repaid subsequent to June 30, 2004.

As discussed in Note 5, the Company sold its land and building located in Washington, DC during the second quarter of 2004. Proceeds from the sale were used to pay the outstanding balance of $5.3 million on the variable interest rate loan associated with the property.

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES

Investment Company Act of 1940

The Securities Exchange Commission (“SEC”) staff has informed the Company that it believes AFG Investment Trust C and AFG Investment Trust D (collectively the “Trusts”) may be unregistered investment companies within the meaning of the Act. The Company, after consulting with counsel, does not believe that the Trusts are unregistered investment companies. However, it is possible that the Trusts may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, AFG Investment Trust C and AFG Investment Trust D intend to avoid being deemed investment companies by means that may include disposing assets that they might not otherwise dispose of.

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

Equipment Acquisition

As discussed in Note 8, the Company signed a letter of intent to purchase four aircraft at a total purchase price of $3.4 million plus assumed debt. The acquisition is dependent upon the Company completing its due diligence on or before September 30, 2004. There can be no assurance that a sale will be completed.

Commitment to Purchase and Lease Railcars

PLM Transportation Equipment Corp. (“TEC”), an indirect subsidiary of MILPI, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of June 30, 2004, TEC or an affiliated program have purchased 354 railcars, at a cost of $25.8 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 202 railcars to be purchased or leased under this commitment with a cost of $15.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the EGF Programs or an unaffiliated third party.

In the fourth quarter of 2003, the Company exercised its option under the above agreement to purchase or lease 400 additional railcars which will be delivered in 2004 and 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 400 railcars is $28.4 million. The Company, an affiliate, or unaffiliated third party may purchase or lease these railcars.

Lease Agreements – Railcars

As of June 30, 2004, the Company has leased 494 railcars and subleased these railcars to unrelated third parties. As of June 30, 2004, contracted payments to be made under the railcar lease agreements are as follows (in thousands of dollars):

	Lease Payments	Lease Revenue

For the year ending June 30,2005	$3,142	$3,791
2006	3,142	3,126
2007	3,142	2,497
2008	3,142	1,594
2009	3,142	1,363
Thereafter	12,278	2,988

Total	$27,988	$15,359

Litigation

On June 9, 2004, Robert Lewis, as plaintiff, filed a class and derivative action, captioned Robert Lewis v. Gary D. Engle, James A. Coyne, AFG ASIT Corporation, Equis II Corporation, Semele Group Inc., PLM MILPI Holdings LLC, Defendants, and AFG Investment Trust C, Nominal Defendant, C.A. No. 497-N, in the Court of Chancery of the State of Delaware, on behalf of a proposed class of investors holding units of beneficial interest in AFG Investment Trust C, against a number of its affiliates, including AFG ASIT Corporation, its managing trustee and a wholly-owned subsidiary of the Company, as defendants, and the trust as a nominal defendant.

The plaintiff has alleged, among other things, claims against the defendants on behalf of the trust for breaches of fiduciary duty and a duty to disclose, as well as breach of the trust agreement that governs the trust. These allegations relate to a consent solicitation statement mailed by the trust to its unitholders on or about June 2, 2004, and the MILPI sale transaction and the proposed amendments to the trust agreement described therein. Specifically, Plaintiff has alleged that the MILPI sale transaction and the amendments are unfair to the trust and the minority interest holders in the trust and represent conflicts of interest with respect to the defendants since, among other things, the sale price is allegedly unfairly low and the amendments allegedly permit the managing trustee to unilaterally determine the value of the assets for making in-kind distributions and the terms of asset sales by the trust to the defendants. The plaintiff also has alleged, among other things, that a fairness opinion delivered with respect to the fairness from a financial point of view of the aggregate consideration to be received by the trust and an affiliated trust in the MILPI sale transaction does not support the purchase price and is inadequate, misleading, and stale. The plaintiff also has alleged that the defendants have breached their fiduciary duty of disclosure in that the consent solicitation statement, among other things, allegedly is materially misleading and failed to disclose the conflicting self-interests of the defendants in the MILPI sale and the amendments and how the managing trustee chose or arrived at the MILPI sale price. In addition, the plaintiff alleges that the managing trustee has breached the trust agreement by acting to dissolve the trust prior to the occurrence of certain events described in the trust agreement as conditions precedent to the liquidation of the trust.

The plaintiff has requested that the court certify the lawsuit as a class action and the plaintiff as representative of the class; preliminarily and permanently enjoin the liquidation of the trust, the consent solicitation and the MILPI sale transaction and the amendments; order corrective supplemental disclosures; award unspecified damages; and such other relief as the court may grant. The defendants deny all of the plaintiff’s allegations and intend to vigorously defend against the lawsuit.

NOTE 11 – SEGMENT REPORTING

At June 30, 2004, the Company was engaged in three operating segments: 1) equipment leasing 2) equipment management and 3) real estate ownership, development and management. The equipment leasing segment includes acquiring and leasing to third parties a portfolio of capital equipment. The equipment management segment includes the Company’s interest in MILPI’s EGF Programs, which are engaged in the business of equipment management. The real estate segment includes the ownership, management and development of a total of two buildings, one of which is located in Washington, DC and the other is in Sydney, Australia, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales. The real estate operating segment also includes the Company’s ownership interest in Rancho Malibu, Mountain Springs, Mountain Resorts, Kettle Valley and other miscellaneous minority interest investments.

The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2004 and 2003 is summarized below (in thousands of dollars):

	For the Three Months Ended June 30, 2004

	Equipment	Equipment	Real
	Leasing	Management	Estate	Other	Total

Revenues
Lease revenue	$1,406	$135	$75	$-	$1,616
Management fee income	-	1,012	13	-	1,025
Acquisition and lease negotiation
fee income	-	530	-	-	530
Interest and investment income	34	(3)	-	-	31
Interest income- affiliates	35	-	30	-	65
Gain on disposition of equipment, land and building	745	-	1,557		2,302
Gain on disposition of equipment- affiliate	-	145	-	-	145
Other revenues	2	61	-		63

Total revenues	2,222	1,880	1,675	-	5,777

Expenses:
Depreciation and amortization	740	155	108	-	1,003
Impairment of interest in non-affiliated companies	-	1,186	646		1,832
Interest on indebtedness	54	-	4	-	58
Interest on indebtedness and other
obligations – affiliates	249	-	148	-	397
General and administrative	1,205	433	663	-	2,301
Fees and expenses- affiliates	243	-	-	-	243

Total expenses	2,491	1,774	1,569	-	5,834

Income (loss) from equity interests:
Equity income in affiliated companies	-	587	-	-	587
Equity loss in non-affiliated companies	(85)	-	(1,268)	-	(1,353)

Total (loss)l income from equity interests	(85)	587	(1,268)	-	(766)

Provision for income taxes	-	-	-	(518)	(518)
Elimination of consolidated subsidiaries'
minority interests	-	-	-	119	119

Net (loss) income	$(354)	$693	$(1,162)	$(399)	$(1,222)

Total assets	$12,768	$35,394	$37,745	-	$85,907

	For the Three Months Ended June 30, 2003

	Equipment	Equipment	Real
	Leasing	Management	Estate	Other	Total

Revenues
Lease revenue	$2,977	$71	$265	$-	$3,313
Management fee income	24	1,033	19	-	1,076
Acquisition and lease negotiation
fee income	-	(87)	-	-	(87)
Interest and investment income	77	31	-	-	108
Interest income- affiliates	41	-	25	-	66
Gain on disposition of equipment	94	-	-		94
Gain on disposition of equipment- affiliate	-	157	-	-	157
Other revenues	(3)	40	4		41

Total revenues	3,210	1,245	313	-	4,768

Expenses:
Depreciation and amortization	1,551	248	91	-	1,890
Impairment of interest in affiliated companies	-	277	-		277
Interest on indebtedness	843	(12)	44	-	875
Interest on indebtedness and other
obligations – affiliates	249	-	148	-	397
General and administrative	815	889	27	-	1,731
Fees and expenses- affiliates	185	-	-	-	185

Total expenses	3,643	1,402	310	-	5,355

Income (loss) from equity interests:
Equity (loss) income in affiliated companies	(5)	233	(271)	-	(43)
Equity loss in non-affiliated companies	-	-	(928)	-	(928)

Total (loss) income from equity interests	(5)	233	(1,199)	-	(971)

Provision for income taxes	-	-	-	(116)	(116)
Elimination of consolidated subsidiaries'
minority interests	-	-	-	308	308

Net (loss) income	$(438)	$76	$(1,196)	$192	$(1,366)

	For the Six Months Ended June 30, 2004

	Equipment	Equipment	Real
	Leasing	Management	Estate	Other	Total

Revenues
Lease revenue	$3,024	$354	$332	$-	$3,710
Management fee income	-	1,928	28	-	1,956
Acquisition and lease negotiation
fee income	-	1,258	-	-	1,258
Interest and investment income	62	18	-	-	80
Interest income- affiliates	71	-	60	-	131
Gain on disposition of equipment, land and building	820	-	1,557		2,377
Gain on disposition of equipment- affiliate	-	1,240	-	-	1,240
Other revenues	15	209	-		224

Total revenues	3,992	5,007	1,977	-	10,976

Expenses:
Depreciation and amortization	1,586	348	218	-	2,152
Impairment of interest in non-affiliated companies	-	1,186	646		1,832
Interest on indebtedness	112	-	43	-	155
Interest on indebtedness and other
obligations – affiliates	499	-	295	-	794
General and administrative	2,240	1,328	706	-	4,274
Fees and expenses- affiliates	373	-	-	-	373

Total expenses	4,810	2,862	1,908	-	9,580

Income (loss) from equity interests:
Equity income in affiliated companies	-	759	-	-	759
Equity (loss) income in non-affiliated companies	(88)	-	2,075	-	1,987

Total (loss) income from equity interests	(88)	759	2,075	-	2,746

Provision for income taxes	-	-	-	(1,191)	(1,191)
Elimination of consolidated subsidiaries'
minority interests	-	-	-	(2,373)	(2,373)

Net (loss) income	$(906)	$2,904	$2,144	$(3,564)	$578

	For the Six Months Ended June 30, 2003

	Equipment	Equipment	Real
	Leasing	Management	Estate	Other	Total

Revenues
Lease revenue	$5,731	$108	$525	$-	$6,364
Management fee income	24	2,166	25	-	2,215
Acquisition and lease negotiation
fee income	-	517	-	-	517
Interest and investment income	119	91	-	-	210
Interest income- affiliates	72	-	60	-	132
Gain on disposition of equipment	106	-	-		106
Gain on disposition of equipment- affiliate	-	157	-	-	157
Other revenues	-	319	6		325

Total revenues	6,052	3,358	616	-	10,026

Expenses:
Depreciation and amortization	3,173	258	180	-	3,611
Impairment of interest in affiliated companies	-	277	-		277
Interest on indebtedness	1,704	-	89	-	1,793
Interest on indebtedness and other
obligations – affiliates	418	-	295	-	713
General and administrative	1,581	1,720	40	-	3,341
Fees and expenses- affiliates	351	-	-	-	351

Total expenses	7,227	2,255	604	-	10,086

Income (loss) from equity interests:
Equity (loss) income in affiliated companies	(27)	541	-	-	514
Equity income in non-affiliated companies	-	-	1,873	-	1,873

Total (loss) income from equity interests	(27)	541	1,873	-	2,387

Provision for income taxes	-	-	-	(598)	(598)
Elimination of consolidated subsidiaries'
minority interests	-	-	-	(2,427)	(2,427)

Net (loss) income	$(1,202)	$1,644	$1,885	$(3,025)	$(698)

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company sold the building and land located in Sydney, Australia to an unrelated third party for $2.5 million. Proceeds from the sale will be distributed to the existing investors, after fees and expenses.

On July 8, 2004, the Company effected a 1-for-4,001 reverse stock split followed immediately by a 4,001-for-1 forward stock split by filing the necessary amendments to Semele’s certificate of incorporation, as approved by Semele’s stockholders at a June 29, 2004 special meeting. As a result of the split, each shareholder of Semele's common stock owning 4,000 or less shares immediately before the effective time of the reverse split received from Semele cash in the amount of $1.40 per pre-split share. Shareholders owning 4,001 or more shares prior to the reverse split owned the same number of shares of common stock after completion of the split. The Company will finance the acquisition of the stock with its existing cash reserves. The estimated cash required to purchase these shares is $1.0 million. This had the effect of reducing the number of shareholders to approximately 30. The split and related cash purchase by Semele of shares of its common stock was proposed to take Semele private. The Company had 2,099,687 and 1,408,000 before and after the reverse and forward split, respectively.

On July 28, 2004, the beneficial shareholders of AFG Investment Trust C voted in favor of several proposals, of which included the sale of the Trust’s membership interest in MILPI for $8.3 million to an affiliate of Mr. Engle and Mr. Coyne.

On August 5, 2004, AFG Investment Trust D sold its membership interest in MILPI pursuant to the terms of a certain Membership Interest Purchase Agreement dated as of August 5, 2004 by and among PLM MILPI Holdings LLC, as purchaser, and the Trust, as seller, such sale having been approved pursuant to the proxy statement and shareholder vote. The Trust’s membership interest was purchased for $8.3 million in cash by PLM MILPI Holdings LLC, a Delaware limited liability company owned and controlled by Gary D. Engle and James A. Coyne, who are the President and Executive Vice President, respectively, of the Company. PLM MILPI Holdings LLC is not owned by the Company.

As of June 30, 2004, the Company had $0.4 million in restricted cash associated with a legally binding agreement with a vendor of Rancho Malibu. Subsequent to June 30, 2004, the Company fulfilled its legal obligation with the vendor and the balance of the restricted cash was refunded to the Company.

Subsequent to June 30, 2004, PLM Equipment Growth Fund III Liquidating Trust, one of the EGF Programs, declared a final distribution of $2.6 million to its beneficial interest holders. Of the final distribution, the Company received $0.1 million.

Subsequent to June 30, 2003, AFG Investment Trust D declared an $8.0 million dividend as a result of excess cashflow from the sale of the trust’s membership interest in MILPI. The dividend is expected to be paid in the second half of 2004. Of the total cash distribution, the Company is should receive approximately $2.2 million.

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

The Company performs its annual goodwill impairment testing in the fourth quarter of each fiscal year. This test includes comparing the net book value of each reporting unit, including assigned goodwill, to the reporting unit’s estimated fair value. The fair value of the reporting units is estimated using the expected present value of future cash flows.

Revenue Recognition

The Company earns rental income from a portfolio of equipment held for lease and from one leased building. Rents are due monthly or quarterly and are earned based on the passage of time. Substantially all of the Company’s leases are triple net, non-cancelable leases and are accounted for as operating leases. Rents received prior to their due dates are deferred.

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

RESULTS OF OPERATIONS

At June 30, 2004, the Company was engaged in three operating segments: 1) equipment leasing 2) equipment management and 3) real estate ownership, development and management. The equipment leasing segment includes acquiring and leasing to third parties a portfolio of capital equipment. The equipment management segment includes the Company’s interest in MILPI and MILPI’s EGF Programs. The real estate operating segment includes the Company’s ownership interest in Rancho Malibu, AFG International, Mountain Springs, Mountain Resorts, Kettle Valley and other miscellaneous minority interest investments.

The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Equipment Leasing operations

A summary of the equipment leasing segment revenues for the three and six months ended June 30, 2004 and 2003 is summarized as follows (in thousands of dollars):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Lease revenue	$1,406	$2,977	$3,024	$5,731
Management fee income	-	24	-	24
Interest and investment income	34	77	62	119
Interest income- affiliates	35	41	71	72
Gain on disposition of equipment	745	94	820	106
Other revenues	2	(3)	15	-

Total revenues	$2,222	$3,210	$3,992	$6,052

Lease revenue:
Lease revenue represents rental revenue recognized from the leasing of the equipment owned by AFG Investment Trust C and AFG Investment Trust D (collectively the “Trusts”) and Rail Investors I, LLC (“Rail Investors I”). During the three and six months ended June 30, 2004 and 2003, the Company recognized lease revenue of $1.4 million and $3.0 million, respectively, compared to $3.0 million and $5.7 million during the same periods in 2003. This decrease was primarily attributable to the sale of equipment over the respective periods and the expiration of leases that were not renewed. The Trusts’ lease revenue is expected to continue to decline in the future as the Trusts’ equipment portfolio is sold and not replaced. For the six months ended June 30, 2004, lease revenue was recognized by the following consolidated subsidiaries: Rail Investors I- $2.0 million; AFG Investment Trust C- $0.2 million and AFG Investment Trust D- $0.8 million. For the six months ended June 30, 2003, lease revenue was recognized by the following consolidated subsidiaries: Rail Investors I- $0.8 million; AFG Investment Trust C- $2.5 million and AFG Investment Trust D- $2.4 million.

Gain on disposition of equipment: During the three and six months ended June 30, 2004 and 2003, the Company recognized a gain on the disposition of equipment of $0.7 million and $0.8 million, respectively, compared to $0.1 million for the three and six months ended June 30, 2003. During the six months ended June 30, 2004, the Company received proceeds from equipment sales of $1.1 million for equipment with a net book value of $0.3 million in this segment. The equipment sold during 2004 consisted of manufacturing, materials handling and other miscellaneous equipment. During the six months ended June 20, 2003, the Company received proceeds from equipment sales of $0.4 million for equipment with a net book value of $0.3 million.

General and administrative expenses and fees- affiliate: General and administrative expenses and fees- affiliate were approximately $1.4 million and $2.6 million for the three and six months ended June 30, 2004 compared to $1.0 million and $1.9 million for the same periods in 2003. The increase in general and administrative expenses and fees- affiliate of $0.4 million and $0.7 million for the three and six months ended June 30, 2004 compared to the same periods of the prior year is primarily due to a an increase in operating expense incurred by Rail Investors I. Rail Investors I’s operating expenses consisted primarily of lease expense incurred during the year. The increase in lease expense is attributable to the increased number of railcars under lease.

Fees and other costs paid to affiliates during the three and six months ended June 30, 2004 and 2003, which are included as fees and expenses- affiliate in the segment table, are as follows (in thousands of dollars):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Equipment management fees	$22	$116	$66	$206
Administrative charges	221	69	307	145

Total	$243	$185	$373	$351

The Company pays Equis Financial Group, LP (“EFG”), an affiliate, for certain services to the Trusts. Such services include all aspects of the management and sale of equipment and administrative services. Administrative charges represent amounts charged by EFG, pursuant to Section 10.4 (c) of the Trusts Agreements, for persons employed by EFG who are engaged in providing administrative services to the Trusts. The decrease in management fees is attributable to the decrease in the equipment under lease for the three and six months ended June 30, 2004 as compared to the same period in 2003. The increase in administrative charges is attributable to increased salary and overhead costs charged by EFG to the Trusts.

Interest expense- affiliated and non-affiliated: Interest expense on affiliated and non-affiliated debt was $0.3 million and $0.6 million for the three and six months ended June 30, 2004 compared to $1.1 million and $2.1 million for the same periods in 2003. Interest expense associated with equipment leasing consists of interest associated with corporate debt, equipment leasing debt and indebtedness to affiliates. Total interest expense decreased by $0.8 million and $1.5 million for the three and six months ended June 30, 2004 compared to 2003 resulting from principal payments made during 2003 and 2004 which reduced the outstanding loan balances.

Depreciation and amortization: Depreciation and amortization expense was $0.7 million and $1.6 million for the three and six months ended June 30, 2004 compared to $1.6 million and $3.2 million for the same periods in 2003. Depreciation and amortization decreased by $0.9 million and $1.6 million, respectively, in the three and six months ended June 30, 2004 compared to the same periods in 2003. The decrease is attributable to the disposition of equipment during 2003 and throughout the six months ended June 30, 2004. Depreciation and amortization in this segment is expected to continue to decline in the future as the Company’s equipment portfolio is sold and not replaced.

Equipment Management

A summary of the equipment management segment revenues for the three and six months ended June 30, 2004 and 2003 is summarized as follows (in thousands of dollars):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Lease revenue	$135	$71	$354	$108
Management fee income	1,012	1,033	1,928	2,166
Acquisition and lease negotiation fee income	530	(87)	1,258	517
Interest and investment income	(3)	31	18	91
Gain on disposition of equipment- affiliate	145	157	1,240	157
Other revenues	61	40	209	319

Total revenues	$1,880	$1,245	$5,007	$3,358

Lease revenue: Lease revenue consists of rental revenues generated at MILPI from assets held for operating leases, primarily consisting of railcars. The increase in lease revenue of $0.1 million and $0.2 million for the three and six months ended June 30, 2004 as compared to the same periods in the prior year is attributable to an increase in the amount of railcars held for lease.

Management fee income: The equipment management’s segment revenues are derived primarily from management and acquisition fees earned on lease revenues and negotiating asset acquisitions associated with the EGF Programs. The Company earned $1.0 million and $1.9 million in management fee income from affiliates for the three and six months ended June 30, 2004 and $1.0 million and $2.2 million for the same periods in 2003. The decrease in management fees of $0.2 million for the six months ended June 30, 2004 compared to the same period in 2003 is attributable to asset dispositions in the managed programs.

Acquisition and lease negotiation fee income: The equipment management segment recognized $0.5 million and $1.3 million in acquisition and lease negotiation fee income during the three and six months ended June 30, 2004, respectively, compared to ($87,000) and $0.5 million during the three and six months ended for the same periods in 2003. Acquisition fees were earned by acquiring equipment for the EGF Programs. The increase in acquisition fee income for the six months ended June 30, 2004 is attributable to the increase in equipment placed in the EGF Programs during 2004 compared to the same period in 2003.

Gain on disposition of equipment- affiliate: The Company recorded net gain on the disposition of equipment- affiliate of $0.1 million and $1.2 million for the three and six months ended June 30, 2004, respectively, compared to $0.2 million for the three and six months ended 2003. Per the Company’s partnership agreement with the affiliated programs, railcars sold to affiliated programs will be the lower of the original equipment cost or fair market value at the time of sale. A gain on the sale of equipment was recorded which was attributable to the difference between the selling price, the original cost of the equipment, and the net book value of the equipment at the time of sale which was adjusted for depreciation. The increase in gain on the sale of equipment is attributable to the increase sale of railcars to the EGF Programs during 2004.

General and administrative expenses: General and administrative expenses were $0.4 million and $1.3 million for the three and six months ended June 30, 2004 compared to $0.9 million and $1.7 million for the same periods in 2003. General and administrative expenses consist of salary, office rent, insurance, professional fees and other costs. The decrease in general and administrative expenses is due to decreased professional service costs.

Impairment of interests in affiliated companies: The Company reviews the carrying value of its investments for recoverability whenever there is an indicator of impairment that is considered other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the asset balance is written-down to its fair value. During 2004, the Trusts filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee which included the sale of the Trusts’ membership interest in MILPI for $16.6 million. Subsequent to June 30, 2004, AFG Investment Trust D completed this transaction. As a result, the Company evaluated MILPI’s underlying assets for recoverability and recorded an impairment of $1.2 million on its equity interest in PLM Equipment Growth Fund V, VI, PLM Equipment Growth and Income Fund VII and Professional Lease Management Income Fund I, LLC. In addition, the Company evaluated the carrying value of its investment in the EGF Programs during the three months ended June 30, 2003 because several of the programs adopted formal plans of liquidation. Based on the Company’s liquidation analysis, the Company recorded a $0.3 million impairment in the programs during this period.

Equity income in affiliated companies: Equity income in affiliated companies for the equipment management segment consists of the Company’s minority ownership interest in the EGF Programs. The Company recognized $0.6 million and $0.8 million of equity income during the three and six months ended June 30, 2004, respectively, compared to $0.2 million and $0.5 million for the same periods in 2003. Equity income increased by $0.2 million for the six months ended June 30, 2004 compared to the same period in 2003 due to increased sale of assets by the EGF Programs in 2004 which resulted in an increased gain on the sale of assets.

Real estate operations

A summary of the real estate segment revenues for the three and six months ended June 30, 2004 and 2003 is summarized as follows (in thousands of dollars):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Lease revenue	$75	$265	$332	$525
Management fee income- affiliates	13	19	28	25
Interest income- affiliates	30	25	60	60
Gain on disposition of land and building	1,557	-	1,557	-
Other revenues	-	4	-	6

Total revenues	$1,675	$313	$1,977	$616

Lease revenue: During the three and six months ended June 30, 2004, the Company recognized lease revenue of $0.1 million and $0.3 million, respectively, compared to $0.3 million and $0.5 million for the same periods in 2003. Lease revenue from real estate operations is earned from its ownership interest in two buildings located in Washington, DC and Sydney, Australia. Lease revenue decreased in the six months ended June 30, 2004 compared to the same period of 2003 due the sale of the Washington building during the second quarter of 2004 to an unaffiliated third party.

Subsequent to June 30, 2004, the Company sold the building and land located in Sydney, Australia to an unrelated third party for $2.5 million. Proceeds from the sale will be distributed to the existing investors, after fees and expenses. As the Company’s consolidated real estate assets have been sold, the Company does not expect to earn lease revenue in the real estate segment in the near future.

Gain on the disposition of land and building: The Company recognized a gain on the sale of land and building during the three and six months ended June 30, 2004. No gain was recognized during the three and six months ended June 30, 2003. As discussed above, the Company sold its interest in the land and building located in Washington, D.C. during the three months ended June 30, 2004 for a purchase price of $9.8 million which resulted in a gain on the sale of $1.6 million.

General and administrative expenses: General and administrative expenses were $0.7 million for the three and six months ended June 30, 2004 compared to $27,000 and $40,000 for the same periods in 2003. These expenses consist primarily of general and administrative expenses, which include salary, management fees and office related expenses resulting from the Company’s ownership of two buildings located in Washington, D.C. and Sydney, Australia. The increase in general and administrative expenses are attributable to increased costs associated with the sale of the land and buildings located in Washington, D.C. and Sydney, Australia.

Impairment of interests in affiliated companies: The Company reviews the carrying value of its investments for recoverability whenever there is an indicator of impairment that is considered other than temporary. To the extent that declines in the carrying value are determined to be other than temporary, the asset balance is written-down to its fair value. During 2004, the Trusts filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee which included the sale of the Trusts’ membership interest in MILPI for $16.6 million. As a result, the Company evaluated MILPI’s underlying assets for recoverability and recorded an impairment of $0.6 million on its equity interest in Rancho Malibu.

Interest expense and interest expense- affiliates: Interest expense and interest expense- affiliate consists of the Company’s interest on the $5.5 million note to an unrelated third party and an $8.4 million promissory note due to an affiliated entity to acquire Ariston Corporation. Third party debt was acquired to finance the acquisition of the Company’s building located in Washington D.C. Interest expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2004, respectively, compared to $0.2 million and $0.4 million for the same periods in 2003. The decrease in interest expense and interest expense- affiliate is primarily due to the sale of the Washington building during 2004 and principal payments made during the year. Proceeds from the sale of the Washington building were used to pay down the existing principal and accrued interest on the $5.5 million note to an unrelated third party.

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

Mountain Resort Holdings LLC (“Mountain Resort”)
Mountain Springs Resorts LLC (“Mountain Springs”)
EFG/Kettle Valley Development LLC (“Kettle Valley”)
AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust (“Liquidating Trusts”)

The Company recorded equity income (loss) in its interest in affiliated and non-affiliated companies for the three and six months ended June 30, 2004 and 2003, respectively (in thousands of dollars):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Mountain Resort Holdings, LLC and Mountain Springs Resorts, LLC	$(1,312)	$(951)	$2,061	$1,926
EFG/Kettle Development, LLC	44	23	14	(53)
Liquidating Trusts	-	(271)	-	-
Other	(85)	-	(88)	-

Total	$(1,353)	$(1,199)	$1,987	$1,873

The Company, through its 100% ownership of EFG Kirkwood, has equity interests in Mountain Resort and Mountain Springs, ski resorts located in Kirkwood, California and Durango, Colorado, respectively.

The Company recorded income (loss) from its equity investment in Mountain Springs and Mountain Resort of ($1.3 million) and $2.1 million for the three and six months ended June 30, 2004 and 2003, respectively, compared to ($1.0 million) and $1.9 million for the same periods in 2003. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the three and six months ended June 30, 2004 and 2003 are not indicative of future periods. These periods include the periods of peak income activity for the resorts. See below for discussion of the operating results of the resorts.

Mountain Springs: During the three and six months ended June 30, 2004, Mountain Springs recorded total revenues of $1.2 million and $12.2 million, compared to $0.9 million and $9.7 million for the same periods of 2003. The increase in total revenues from 2003 to 2004 is the result of an increase in visitors to the resort compared to the same period last year, as a result of improved weather conditions during the winter season.

Total expenses were approximately $3.4 million and $10.7 million for the three and six months ended June 30, 2004 compared to $3.0 million and $9.4 million for the same period in 2003. The increase in total expenses for the three and six months ended June 30, 2004 compared to the same periods in 2003 is a result of an increased cost of sales corresponding to the increase in revenues.

Mountain Resort: During the three and six months ended June 30, 2004, Mountain Resort recorded total revenues of approximately $4.1 million and $20.1 million compared to $5.0 million and $21.7 million for the same periods in 2003. The decrease in total revenues from 2003 to 2004 is the result of a decrease in ski related revenue. The decrease in ski-related revenues resulted from a decrease in visitors to the resort compared to the same period last year, as a result of unfavorable weather conditions during the winter season.

During the three and six months ended June 30, 2004, Mountain Resort recorded total expenses of $5.8 million and $16.3 million, compared to $5.8 million and $17.1 million for the same periods in 2003, respectively. The decrease in total expenses is due to the reduction of operational support expenses due to restructuring.

Kettle Valley: Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 251 residential units have been constructed and sold and 26 additional units are under construction.

The Company indirectly has an approximate 49% ownership interest in Kettle Valley. For the three and six months ended June 30, 2004, the Company recorded income of $44,000 and $14,000, respectively, compared to income of $23,000 and a loss of $0.1 million for the same periods in 2003. During the six months ended June 30, 2004, the Company recorded a foreign currency translation loss of $0.3 million, included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital, reflecting a strengthening of the U.S. dollar against the Canadian dollar in 2004.

During the three and six months ended June 30, 2004, Kettle Valley recorded revenues of $2.0 million and $3.2 million, respectively, compared to revenues of $2.0 million and $2.5 million for the same periods in 2003. Total expenses incurred during the three and six months ended June 30, 2004 were $1.9 million and $3.1 million, respectively, compared to $1.9 million and $2.6 million in the same periods in 2003. The increase in revenues and total expenses during the six months ended June 30, 2004 compared to the same period in 2003 is the result of an increase in the number of lot and home sales.

Liquidating Trusts: During 2003, the Company owned a pro rata beneficial interest in the Liquidating Trusts associated with its Class B Interest, Special Beneficiary Interest and Managing Trustee interest in the two trusts. In the fourth quarter of fiscal 2003, the Liquidating Trusts dissolved and made their final distribution. Accordingly, no equity income or loss was recorded during the three and six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for the six months ended June 30, 2004 were satisfied through cash flow from operations and proceeds from asset sales. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of assets being sold, its condition and age, and future market conditions. In addition, future inflows of cash from equity investments will vary in timing and will also be influenced by many factors not controlled by the Company.

Restricted cash increased $0.2 million from December 31, 2003 to June 30, 2004, or 27%. The increase is due to an increase in the security deposits account related to the Company’s leased railcars. The increase was caused by an increase in the amount of cars under lease. Approximately $0.4 million of the restricted cash balance was associated with a legally binding agreement with a vendor of Rancho Malibu. Subsequent to June 30, 2004, the Company fulfilled its legal obligation with the vendor and the balance of the restricted cash was refunded to the Company.

Rents and other receivables decreased by $0.1 million or 22% from December 31, 2003 to June 30, 2004. The decrease in rents receivable is attributable to the sale of assets during the six months ended June 30, 2004.

Equipment held for lease decreased by $10.4 million or 68% from December 31, 2003 to June 30, 2004. A decrease of $1.9 million was attributable to depreciation expense recorded during the six months ended June 30, 2004. In addition, the Company sold equipment to existing lessees and third parties with a net book value of $17.7 million. These decreases were partially offset by the Company acquiring $9.2 million in railcars during the six months ended June 30, 2004.

Land and land held for sale decreased by $1.7 million or 90% from December 31, 2003 to June 30, 2004. This decrease is attributable to the sale of the Company’s land and building located in Washington, D.C for $9.8 million.

Buildings and buildings held for sale decreased by $6.6 million or 75% from December 31, 2003 to June 30, 2004. This decrease is primarily attributable to the sale of the Company’s land and building located in Washington, D.C. for $9.8 million which resulted in a total gain on the sale of the building and land of $1.6 million. The net book value of the building at the time of sale was $6.5 million. The remaining decrease was attributable to depreciation expense recorded during the six months ended June 30, 2004.

Interests in affiliated companies decreased by $0.3 million or 2% from December 31, 2003 to June 30, 2004. Interests in affiliated companies consists of the Company’s interest in the EGF Programs. During 2004, the Trusts filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee which included the sale of the Trusts’ membership interest in MILPI for $16.6 million which was approved by the shareholders. As a result, the Company evaluated MILPI’s underlying assets for recoverability and recorded an impairment of $1.2 million on its equity interest in PLM Equipment Growth Fund V, VI, PLM Equipment Growth and Income Fund VII and Professional Lease Management Income Fund I, LLC. This decrease was offset by $0.8 million in equity income recorded during the year.

Interests in non-affiliated companies increased by $1.1 million or 4% from December 31, 2003 to June 30, 2004. This increase was attributable to $2.0 million of equity income recorded during the year on the Company’s interest in non-affiliated companies. This increase was offset by an impairment recorded on the Company’s interest in Rancho Malibu. During 2004, the Trusts filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee which included the sale of the Trusts’ membership interest in MILPI for $16.6 million which was approved by the shareholders. As a result, the Company evaluated MILPI’s underlying assets for recoverability and recorded an impairment of $0.6 million on its equity interest in Rancho Malibu. In addition to the impairment of Rancho Malibu, the Company recorded a net foreign currency translation adjustment of $0.3 million in its interest in Kettle Valley reflecting a strengthening of the U.S. dollar against the Canadian dollar which is included in accumulated other comprehensive income. Interests in non-affiliated companies primarily consists of interests in Mountain Springs, Mountain Resort, Kettle Valley and other miscellaneous investments.

Other assets increased by $1.1 million or 34% from December 31, 2003 to June 30, 2004. An increase of $0.8 million is due to the repayment of a loan collateralized by the cash surrender value of life insurance policies of former officers of the Company. In addition, the Company received $0.1 million of dividends and made premium payments of $0.2 million related to the insurance policies. The remainder of the increase is attributable to $0.2 million in a refundable deposit paid on two aircraft which the Company may purchase in 2004.

Due from affiliates increased by $1.0 million or 23% from December 31, 2003 to June 30, 2004. The increase of $1.0 million was primarily attributable to an increase in interest receivable on loan obligations due from Mr. Engle and Mr. Coyne.

Accounts payable and accrued expenses increased by $2.8 million or 36% from December 31, 2003 to June 30, 2004. The increase is primarily attributable to $1.9 million payable for railcars purchased by MILPI. The remaining increase of $0.9 million is attributable to deferred income taxes reclassified as a currently liability during 2004.

Indebtedness to unrelated third parties decreased by $12.5 million or 64% from December 31, 2003 to June 30, 2004 due to principal payments of $15.7 million. This decrease was offset by $3.2 million of additional borrowings on the Company’s warehouse facility which was repaid subsequent to June 30, 2004.

Indebtedness and other obligations to affiliates increased by $0.6 million or 2% from December 31, 2003 to June 30, 2004. The increase in indebtedness and other obligations to affiliates is attributable to $0.9 million in accrued interest being recorded during the six months ended June 30, 2004. This increase was partially offset by $0.3 of payments under these debt obligations to affiliates during 2004.

Deferred income taxes decreased by $0.9 million or 6% from December 31, 2003 to June 30, 2004. The decrease is attributable to $0.9 million of deferred income taxes that was reclassified as a current liability during the year.

Proposed Equity Transaction with Affiliates

During 2003, the Company received a proposal from Mr. Engle and Mr. Coyne, Semele’s CEO and President, respectively, for the acquisition of all of the outstanding shares of Company’s common stock. As a result, the Company created a special committee consisting of outside members of the Board of Directors to consider the offer.

In January 2004, the special committee negotiated and approved a purchase price with Mr. Engle and Mr. Coyne of $1.40 per share. As part of the transaction, the Company filed a preliminary proxy statement soliciting its shareholders to consider a proposal to amend the Company’s certificate of incorporation to effect a reverse and forward stock split of the Company’s outstanding common stock. As a result of this split, shareholders owning less than 4,000 or less shares of the Company’s stock will receive from the Company $1.40 in cash per share. Shareholders owning more than 4,000 shares will own the same number of shares after the completion of the split.

On July 8, 2004, the Company effected the reverse and forward stock split as approved by the Company’s shareholders at a June 29, 2004 special meeting. The Company will finance the acquisition of the stock with its existing cash reserves. The estimated cash required to purchase these shares is $1.0 million. This had the effect of reducing the number of shareholders to approximately 30. On July 9, 2004, the Company filed a Form 15 to terminate the registration of shares of its common stock under the Exchange Act. As a result, the Company expects that its requirement to make public filings will terminate on October 7, 2004.

On July 29, 2004, Mr. Engle and Mr. Coyne filed a tender offer to purchase the remaining outstanding shareholders’ interest in Semele at a purchase price of $1.40 per share. The tender offer will expire on September 28, 2004.

The following is a discussion of the Company’s consolidated subsidiaries.

MILPI Holdings LLC

MILPI Holdings, LLC operates in the equipment management and real estate segments. As of June 30, 2004, MILPI had $17.9 million of equity investments in several equipment leasing programs, which comprised 40% of MILPI’s total assets. At June 30, 2004, MILPI had $9.7 million in cash and cash equivalents which represents 22% of MILPI’s total assets. At June 30, 2004, MILPI had $3.3 million in railcar equipment which represented 7% of its total assets. MILPI’s investment in RMLP, Inc. totaled $9.1 million at June 30, 2004 representing 20% of its total assets. As of June 30, 2004, MILPI had $3.2 million outstanding borrowings in the warehouse facility. The warehouse credit facility is shared by MILPI and several of its managed equipment leasing programs. All borrowings are guaranteed by MILPI. The $3.2 million in borrowings under the warehouse facility was repaid in the third quarter of 2004.

MILPI had positive cash flows from operations of $2.1 million during the six months ended June 30, 2004. Cash flows from operations were used to finance operating costs and purchase railcars. MILPI did not declare or pay dividends in the first six months of 2004.

AFG Investment Trust D sold its interest in MILPI in the third quarter of 2004 for $8.3 million to an entity controlled by Gary Engle and Jim Coyne that is not owned by the Company.

Rail Investors I, LLC

Rail Investors I, LLC was formed in 2002 and is a wholly owned subsidiary of Semele Group Inc. Rail Investors I, LLC was formed for the sole purpose of leasing railcars under an operating lease and re-leasing the equipment to unrelated third parties. During the six months ended June 30, 2004 and 2003, the Company recorded $2.0 million and $0.8 million, respectively, in lease revenues and $1.6 million and $0.7 million, respectively, in operating costs.

As of June 30, 2004, Rail Investors I, LLC had total assets of $0.8 million, which consisted primarily of cash, restricted cash of $0.3 million and accounts receivable of $0.2 million. In addition, it had leased 494 railcars under a ten-year operating lease and subsequently sub-leased the equipment. Under its lease for the railcars, Rail Investors I, LLC is required to fund a maintenance and security deposit account. The Company expects all cash generated from the Rail Investors I, LLC over the next twelve months to be used to fund these accounts and costs associated with the delivery of additional cars. Rail Investors I may lease additional railcars in the future.

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

At June 30, 2004, the Trusts had total assets of $38.7 million which consisted primarily of $32.9 million in several non-controlling ownership investments, which included MILPI, EFG Kirkwood, Kettle Valley, Rancho Malibu and other miscellaneous investments. The remaining assets consisted of $2.2 million in cash, equipment held for lease with a net book value of $1.1 million and $2.5 million in other miscellaneous assets and receivables.

AFG Investment Trusts C and D had total liabilities of $4.1 million at June 30, 2004. The liabilities consisted primarily of a non-recourse note payable which bears a fluctuating interest rate based on LIBOR plus 3.5%. The installment note is non-recourse and is collateralized by an aircraft owned by AFG Investment Trust D and the assignment of the related lease payments. This note will be partially paid down by the remaining contractual lease payments. AFG Investment Trust D has a balloon payment obligation of $3.0 million at the maturity of the debt in January 2005.

As discussed above, AFG Investment Trust C and D are scheduled to terminate on or before December 31, 2004 and December 31, 2006, respectively. In March 2004, the beneficiaries of AFG Investment Trust D approved the liquidation of the trust prior to December 31, 2006. The Managing Trustee expects AFG Investment Trust D to have significant sales of assets in 2004. In the future, the nature of the Trusts’ operations and principal cash flows will be primarily derived from distributions from and the sale of its equity investments. In addition, the Trusts will continue to market their existing equipment portfolios for sale. In some cases, the Trusts may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trusts’ advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trusts’ equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Trusts’ future working capital requirements.

On August 5, 2004, AFG Investment Trust D sold its membership interest in MILPI pursuant to the terms of a certain Membership Interest Purchase Agreement dated as of August 5, 2004 by and among PLM MILPI Holdings LLC, as purchaser, and the trust, as seller, such sale having been approved pursuant to the proxy statement and shareholder vote. AFG Investment Trust D’s membership interest was purchased for $8.3 million in cash from PLM MILPI Holdings LLC, a Delaware limited liability company owned and controlled by Gary D. Engle and James A. Coyne, who are the President and Executive Vice President, respectively, of the Company. PLM MILPI Holdings, LLC is not owned by the Company.

On July 28, 2004, the beneficial shareholders of AFG Investment Trust C voted in favor of several proposals, of which included the sale of the trust’s membership interest in MILPI for $8.3 million to an affiliate of Mr. Engle and Mr. Coyne.

AFG International

Ariston, through several majority-owned subsidiaries, owns AFG Realty Corporation, the managing trustee of AFG International I and II (“AFG International”). AFG International’s assets primarily consisted of land and two buildings leased to a major university. The buildings are used in connection with the university’s international education programs and include both classroom and dormitory space.

AFG International had total assets of $7.9 million at June 30, 2004. Total assets consisted primarily of buildings and land which had a net book value of $2.4 million, cash of $4.2 million and a note receivable and related accrued interest of $1.2 million due from Mr. Engle and Mr. Coyne. AFG International had total liabilities of $0.3 million consisting primarily of accrued operating expenses.

In the second quarter of 2004, the Company’s land and building located in Washington, DC was sold for $9.8 million to an unrelated third party resulting in a gain of $1.6 million. Proceeds from the sale were used to pay the outstanding balance of $5.2 million on the variable interest rate loan associated with the property and to distribute the remaining cash, after fees and expenses, to the existing investors. Total cash of $3.9 million was distributed to the company’s existing investors of which Semele received $3.2 million.

Subsequent to June 30, 2004, the Company sold the building and land located in Sydney Australia to an unrelated third party for $2.5 million. Proceeds from the sale will be distributed to the existing investors, after fees and expenses.

Minority Interest Investments

The Company owns minority interest investments in several equipment leasing and real estate companies, which are accounted for under the equity method of accounting. The financial position and liquidity of these companies have a material impact on the Company. A description of the Company’s minority interest investments and a brief summary of the financial position are summarized below:

The Company has minority interest investments in the following entities as of June 30, 2004 (in thousands of dollars):

June 30, 2004

Interest in EFG/Kettle Development LLC	$8,071
Interest in Mountain Resort Holdings LLC and Mountain Springs Resorts LLC	8,465
Interest in Rancho Malibu	12,056
Interest in EGF Programs	17,875
Other	176

Total	$46,643

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. Kettle Valley has historically operated at a net loss and has sustained negative cash flows from operations. As of June 30, 2004, Kettle Valley has approximately $20.8 million in current assets, including $19.7 million of land under development. At June 30, 2004, Kettle Valley has $5.5 million in short term debt, of which $3.0 million represents related party debt. The real estate is in the early phase of development and may incur losses and negative cash flow in the future. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. As of June 30, 2004, 251 lots have been sold and 26 homes are currently under construction. Kettle Valley did not pay dividends in the first six months of 2004 or in 2003 and does not anticipate paying dividends in the near future until lots sales and cash flow from home construction and sales are sufficient to support operations. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders or outside investors.

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

At June 30, 2004, Mountain Resort had current assets of approximately $9.5 million, which consisted of cash of $6.0 million, accounts receivable of $2.5 million, and inventory and other assets of $1.0 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $38.8 million.

Liabilities were approximately $24.2 million, which consisted primarily of long-term senior notes and affiliated debt.

Mountain Resorts did not pay dividends in the first six months of 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

Mountain Springs

Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in Purgatory in Durango, Colorado. Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails. Mountain Spring's primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Additional cash flow is provided by its real estate development activities and by the resort’s summer recreational programs. When out of season, operations are funded by available cash and through the use of a $3.5 million dollar line of credit, which is guaranteed by EFG Kirkwood as well as another investor in Mountain Springs.

At June 30, 2004, Mountain Springs had current assets of $2.7 million, which consisted of cash of $0.6 million, accounts receivable of $1.3 million and inventories and other assets totaling $0.8 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $20.5 million.

Liabilities totaled approximately $17.4 million at June 30, 2004 and consisted primarily of debt and notes outstanding.

Mountain Springs also owns 51% of Durango Mountain Land Company, which owns 500 acres of real estate under development. Mountain Springs signed an operating agreement in which it was agreed that Durango Mountain Land Company would acquire, develop, and otherwise operate this real estate.

Mountain Springs did not pay dividends in the first six months of 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

Interest in Rancho Malibu

As of June 30, 2004, Rancho Malibu had total assets of $15.5 million including cash of $0.6 million and capitalized development costs of $14.9 million. Through June 30, 2004, Rancho Malibu remains under development and all costs have been capitalized to the development. The Company does not expect any distributions from Rancho Malibu over the next twelve months nor does it expect to have to make any significant capital contributions.

A significant portion of the Company’s interest in Rancho Malibu is owned by MILPI which is owned by the Trusts.

During 2004, AFG Investment Trust D sold its membership interest in MILPI for $8.3 million in cash to an entity note owned by the Company controlled by Mr. Engle and Mr. Coyne.

Equipment Growth Funds

As of June 30, 2004 the EGF Programs had approximately $56.2 million in unrestricted cash, $9.4 million in receivables net of an allowance for doubtful accounts and $18.3 million of equity investments in companies with assets consisting of various aircraft and marine vessels. Management is actively seeking investment opportunities for the liquid assets of EGF Programs in their investment phase, PLM Equipment Growth Fund V, VI and PLM Equipment Growth and Income Fund VII.

At June 30, 2004, the EGF Programs’ equipment portfolio consisted of equipment with a net book value of $110.5 million, primarily consisting of ownership in aircraft, marine vessels, railcars, marine containers and trailers.

The EGF Programs had total liabilities of $44.2 million at June 30, 2004. Total liabilities included $33.8 million in debt which is secured by equipment, $3.3 million of accrued repair expenses, $2.6 million in accrued expenses, $2.8 million in due to affiliates and $1.7 million in lessee deposits.

During fiscal 2002 and 2003, PLM Equipment Growth Fund I, II, III and IV adopted formal plans of liquidation and transferred their respective assets and liabilities to individual liquidating trusts. As of June 30, 2004, all four liquidating trusts are still in their liquidation phase. Distributions for the remaining programs will not be made until all of the assets are sold and liabilities are paid which is expected to occur prior to the end of 2004.

PLM Equipment Growth Funds V, VI and PLM Equipment Growth and Income Fund VII do not plan on making distributions in 2004 as they will use cash to purchase additional equipment and increase their portfolios. Professional Lease Management Income Fund I is not expected to make any distributions in 2004 as it increases its working capital to meet future debt obligations.

Commitments and Contingencies

Indebtedness: The Company is a participant in a $7.5 million warehouse credit facility which is shared by the Company, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI and PLM Equipment Growth and Income Fund VII. The warehouse credit facility provides for financing up to 100% of the cost of equipment. During the six months ended June 30, 2004, the Company paid the outstanding balance on the facility at December 31, 2003 with the proceeds from the sale of railcars to affiliates. Subsequently, the Company borrowed an addition $3.2 million under the facility in the second quarter of fiscal 2004 to finance the acquisition of additional railcars.

As discussed above, the Company sold its land and building located in Washington, DC during the second quarter of 2004. Proceeds from the sale were used to pay the outstanding balance of $5.3 million on the variable interest rate loan associated with the property.

Equipment Acquisition: During the first quarter of 2004, the Company signed a letter of intent to purchase two aircraft at a total purchase price of $3.4 million plus the assumption of debt. The acquisition is dependent upon the Company completing its due diligence on or before September 30, 2004. As of June 30, 2004, the Company has paid a $0.2 million deposit on the acquisition which is included in “Other Assets” in the condensed consolidated balance sheet and is still performing its review of the aircraft. There can be no assurance that a sale will be completed.

Commitment to Purchase and Lease Railcars: PLM Transportation Equipment Corp. (“TEC”), an indirect subsidiary of MILPI, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of June 30, 2004, TEC or an affiliated program have purchased 354 railcars, at a cost of $25.8 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 202 railcars to be purchased or leased under this commitment with a cost of $15.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the EGF Programs or an unaffiliated third party.

In the fourth quarter of 2003, the Company exercised its option under the above agreement to purchase or lease 400 additional railcars which will be delivered in 2004 and 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 400 railcars is $28.4 million. The Company, an affiliate, or unaffiliated third party may purchase or lease these railcars.

Railcar Lease Agreements: As of June 30, 2004, the Company has leased 494 railcars and subleased these railcars to unrelated third parties. As of June 30, 2004, contracted payments to be made under the railcar lease agreements are as follows (in thousands of dollars):

	Lease Payments	Lease Revenue

For the year ending June 30,2005	$3,142	$3,791
2006	3,142	3,126
2007	3,142	2,497
2008	3,142	1,594
2009	3,142	1,363
Thereafter	12,278	2,988

Total	$27,988	$15,359

Litigation: On June 9, 2004, Robert Lewis, as plaintiff, filed a class and derivative action, captioned Robert Lewis v. Gary D. Engle, James A. Coyne, AFG ASIT Corporation, Equis II Corporation, Semele Group Inc., PLM MILPI Holdings LLC, Defendants, and AFG Investment Trust C, Nominal Defendant, C.A. No. 497-N, in the Court of Chancery of the State of Delaware, on behalf of a proposed class of investors holding units of beneficial interest in AFG Investment Trust C, against a number of its affiliates, including AFG ASIT Corporation, its managing trustee and a wholly-owned subsidiary of the Company, as defendants, and the trust as a nominal defendant.

The plaintiff has alleged, among other things, claims against the defendants on behalf of the trust for breaches of fiduciary duty and a duty to disclose, as well as breach of the trust agreement that governs the trust. These allegations relate to a consent solicitation statement mailed by the trust to its unitholders on or about June 2, 2004, and the MILPI sale transaction and the proposed amendments to the trust agreement described therein. Specifically, Plaintiff has alleged that the MILPI sale transaction and the amendments are unfair to the trust and the minority interest holders in the trust and represent conflicts of interest with respect to the defendants since, among other things, the sale price is allegedly unfairly low and the amendments allegedly permit the managing trustee to unilaterally determine the value of the assets for making in-kind distributions and the terms of asset sales by the trust to the defendants. The plaintiff also has alleged, among other things, that a fairness opinion delivered with respect to the fairness from a financial point of view of the aggregate consideration to be received by the trust and an affiliated trust in the MILPI sale transaction does not support the purchase price and is inadequate, misleading, and stale. The plaintiff also has alleged that the defendants have breached their fiduciary duty of disclosure in that the consent solicitation statement, among other things, allegedly is materially misleading and failed to disclose the conflicting self-interests of the defendants in the MILPI sale and the amendments and how the managing trustee chose or arrived at the MILPI sale price. In addition, the plaintiff alleges that the managing trustee has breached the trust agreement by acting to dissolve the trust prior to the occurrence of certain events described in the trust agreement as conditions precedent to the liquidation of the trust.

The plaintiff has requested that the court certify the lawsuit as a class action and the plaintiff as representative of the class; preliminarily and permanently enjoin the liquidation of the trust, the consent solicitation and the MILPI sale transaction and the amendments; order corrective supplemental disclosures; award unspecified damages; and such other relief as the court may grant. The defendants deny all of the plaintiff’s allegations and intend to vigorously defend against the lawsuit.

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

- proposed transaction with affiliates;

- sale of assets;

- changes in markets for the Company’s equipment;

- changes in the regulatory environment in which the Company’s equipment operates; and

- changes in the real estate markets in which the Company has ownership interests.

The future outlook for the different operating segments of the Company is as follows:

Proposed Transactions with Affiliates

During 2003, the Company received a proposal from Mr. Engle and Mr. Coyne, Semele’s CEO and President, respectively, for the acquisition of all of the outstanding shares of Company’s common stock. As a result, the Company created a special committee consisting of outside members of the Board of Directors to consider the offer.

In January 2004, the special committee negotiated and approved a purchase price with Mr. Engle and Mr. Coyne of $1.40 per share. As part of the transaction, the Company filed a preliminary proxy statement soliciting its shareholders to consider a proposal to amend the Company’s certificate of incorporation to effect a reverse and forward stock split of the Company’s outstanding common stock. As a result of this split, shareholders owning less than 4,000 or less shares of the Company’s stock will receive from the Company $1.40 in cash per share. Shareholders owning more than 4,000 shares will own the same number of shares after the completion of the split.

On July 8, 2004, the Company effected the reverse and forward stock split as approved by the Company’s shareholders at a June 29, 2004 special meeting. The Company will finance the acquisition of the stock with its existing cash reserves. The estimated cash required to purchase these shares is $1.0 million. This had the effect of reducing the number of shareholders to approximately 30. On July 9, 2004, the Company filed a Form 15 to terminate the registration of shares of its common stock under the Exchange Act. As a result, the Company expects that its requirement to make public filings will terminate on October 7, 2004.

On July 29, 2004, the Mr. Engle and Mr. Coyne filed a tender offer to purchase the remaining outstanding shareholders’ interest in Semele at a purchase price of $1.40 per share. The tender offer will expire on September 28, 2004.

Asset Sales

AFG Investment Trust C and D are scheduled to terminate on or before December 31, 2004 and December 31, 2006, respectively. The beneficiaries of AFG Investment Trust D approved the liquidation of the trust prior to December 31, 2006 and, as such, could have significant disposition of assets in the near future. The Company’s interest in a significant amount of its assets is owned by the Trusts. These assets include the loan receivables from Kettle Valley, certain equipment, MILPI Holdings LLC, Kettle Valley, Rancho Malibu and 70% of the Class A interests in EFG Kirkwood. As such, the sale of the Trusts’ assets will have a significant impact on the Company’s future operations.

In the third quarter of 2004, AFG Investment Trust D sold its interest in MILPI to PLM MILPI Holdings, LLC, an entity controlled by Mr. Engle and Mr. Coyne that is not owned by the Company.

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

Because the investments in the ski resorts include real estate development companies, the risks and uncertainties associated with the tourism industry can adversely affect the value of the real estate development companies associated with these investments. Decreases in tourism, weather-related conditions or other risks discussed above can permanently decrease the value of the investment and future operations.

The Company does not anticipate receiving dividend distributions from the real estate investments in the near future due to the uncertainty of the current market conditions.

As discussed above, significant real estate assets are owned by AFG Investment Trust C and D. These assets could be disposed of over the next 18 months.

Equipment Leasing

The Company has an aircraft, which accounts for approximately 71% of the Company’s equipment portfolio original cost at June 30, 2004. This aircraft currently operates in an international market and is stage three compliant. All rents due under the aircraft’s lease are denominated in U.S. dollars. However, the operation of this aircraft in an international market exposes the Company to certain political, credit and economic risks. Regulatory requirement of other countries governing aircraft registration, maintenance, liability of lessors and other matters may apply. Political instability, changes in national policy, competitive pressures, fuel shortages, recessions and other political and economic events adversely affecting world or regional trading markets or a particular foreign lessee could also create the risk that a foreign lessee would be unable to perform its obligations to the Trust. The recognition in foreign courts of judgments obtained in United States courts may be difficult or impossible to obtain and foreign procedural rules may otherwise delay such recognition. It may be difficult for the Company to obtain possession of an aircraft used outside the United States in the event of default by the lessee or to enforce its rights under the related lease. Moreover, foreign jurisdictions may confiscate or expropriate aircraft without paying adequate compensation.

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

At June 30, 2004, the Company owned railcars which, based on original cost, accounted for approximately 14% of the Company’s equipment portfolio. These railcars are owned by MILPI Holdings, LLC. The Company may sell these railcars to affiliated entities in 2004 or 2005. The Company may also purchase additional railcars in 2005.

As of June 30, 2004, the Company through its wholly-owned subsidy Rail Investors I, LLC has leased 494 railcars on a long-term triple net lease. The Company sub-leases these railcars. The Company’s ability to profit from these leases is dependent upon, among other factors, the ability to keep the cars on sub-lease, the collection of contracted rents and the ability to control maintenance costs. The Company may lease additional railcars in the future.

Equipment Management

The Company’s equipment management activities consist of its interest in MILPI Holdings, LLC which is owned by the Trusts. The beneficial interest holders of AFG Investment Trust D approved the sale of its interest in MILPI to an outside affiliated entity controlled by Mr. Coyne and Mr. Engle during the six months ended June 30, 2004. Subsequent to June 30, 2004, the beneficial interest holders of AFG Investment Trust C approved the sale of its interest in MILPI to the same affiliated entity controlled by Mr. Coyne and Mr. Engle. Subsequent to June 30, 2004, AFG Investment Trust D completed its sale of MILPI.

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

On June 9, 2004, Robert Lewis, as plaintiff, filed a class and derivative action, captioned Robert Lewis v. Gary D. Engle, James A. Coyne, AFG ASIT Corporation, Equis II Corporation, Semele Group Inc., PLM MILPI Holdings LLC, Defendants, and AFG Investment Trust C, Nominal Defendant, C.A. No. 497-N, in the Court of Chancery of the State of Delaware, on behalf of a proposed class of investors holding units of beneficial interest in AFG Investment Trust C, against a number of its affiliates, including AFG ASIT Corporation, its managing trustee and a wholly-owned subsidiary of the Company, as defendants, and the trust as a nominal defendant.

The plaintiff has alleged, among other things, claims against the defendants on behalf of the trust for breaches of fiduciary duty and a duty to disclose, as well as breach of the trust agreement that governs the trust. These allegations relate to a consent solicitation statement mailed by the trust to its unitholders on or about June 2, 2004, and the MILPI sale transaction and the proposed amendments to the trust agreement described therein. Specifically, Plaintiff has alleged that the MILPI sale transaction and the amendments are unfair to the trust and the minority interest holders in the trust and represent conflicts of interest with respect to the defendants since, among other things, the sale price is allegedly unfairly low and the amendments allegedly permit the managing trustee to unilaterally determine the value of the assets for making in-kind distributions and the terms of asset sales by the trust to the defendants. The plaintiff also has alleged, among other things, that a fairness opinion delivered with respect to the fairness from a financial point of view of the aggregate consideration to be received by the trust and an affiliated trust in the MILPI sale transaction does not support the purchase price and is inadequate, misleading, and stale. The plaintiff also has alleged that the defendants have breached their fiduciary duty of disclosure in that the consent solicitation statement, among other things, allegedly is materially misleading and failed to disclose the conflicting self-interests of the defendants in the MILPI sale and the amendments and how the managing trustee chose or arrived at the MILPI sale price. In addition, the plaintiff alleges that the managing trustee has breached the trust agreement by acting to dissolve the trust prior to the occurrence of certain events described in the trust agreement as conditions precedent to the liquidation of the trust.

The plaintiff has requested that the court certify the lawsuit as a class action and the plaintiff as representative of the class; preliminarily and permanently enjoin the liquidation of the trust, the consent solicitation and the MILPI sale transaction and the amendments; order corrective supplemental disclosures; award unspecified damages; and such other relief as the court may grant. The defendants deny all of the plaintiff’s allegations and intend to vigorously defend against the lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 2004, the Company filed a proxy statement soliciting the shareholders to consider and act upon a proposal to amend the Company’s certificate of incorporation, as amended, to effect a 1-for-4,001 reverse stock split followed immediately by a 4,001-for-1 forward stock split of the Company’s outstanding common stock. As a result of the reverse split, each share of the Company's common stock held by a shareholder owning 4,000 or less shares immediately before the effective time of the reverse split will be converted into the right to receive from the Company $1.40 in cash, without interest. Shareholders owning 4,001 or more shares prior to the reverse split will own the same number of shares of common stock after completion of the split. The reverse split, and related cash purchase by the Company of shares will have the effect of taking the Company private.

On June 29, 2004, the Company held a special meeting to vote on the proposal. Based on the 2,099,687 shares of common stock entitled to vote at the special meeting, 1,369,139 votes were cast which included 1,352,794 votes for the proposal, 10,332 against the proposal and 6,013 abstaining from the vote.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

A list of exhibits filed or incorporated by reference is as follows:

3.3   Second Certificate of Amendment of Restated Certificate of Incorporation of Semele Group, Inc. (filed with the Securities and Exchange Commission as Exhibit A to Form DEF 14 A on June 4, 2004 is hereby incorporated by reference)

10.34   Purchase and sale contract between AFG Realty Corporate, as Trustee of AFG Washington Owner’s Trust and Intrepid Real Estate, LLC date November 19, 2003

10.35   Purchase and sale contract between AFG Realty Corporate, as Trustee of AFG Owner’s Trust date May 21, 2004

10.36   MILPI Holdings, LLC Membership Interest Purchase Agreement dated August 5, 2004 between AFG Investment Trust D and PLM MILPI Holdings, LLC (filed with the Securities and Exchange Commission as Exhibit 10.1 to AFG Investment Trust D’s Form 10-QSB filed on August 16, 2004 is hereby incorporated by reference)

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

32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company filed a Form 8-K with the SEC on June 22, 2004 reporting under Item 5 (other events), announcing a class action lawsuit against the Company and other affiliated entities.

The Company filed a Form 8-K with the SEC on July 8, 2004 reporting under Item 5 (other events), announcing that the Company effected a 1-for-4,001 reverse split followed immediately by a 4,000-for-1 forward stock split as approved by the Company’s stockholders at a June 29, 2004 special meeting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/Gary D. Engle
          Gary D. Engle, Chairman, Chief Executive
          Officer and Director

Date:        August, 23, 2004

By:   /s/James A. Coyne
          James A. Coyne, President, Chief
         Operating Officer and Director

Date:        August, 23, 2004

By:   /s/Richard K Brock
          Richard K Brock, Vice President and
          Chief Financial Officer

Date:         August, 23, 2004

Exhibit Index

10.34   Purchase and sale contract between AFG Realty Corporate, as Trustee of AFG Washington Owner’s Trust and Intrepid Real Estate, LLC date November 19, 2003

10.35   Purchase and sale contract between AFG Realty Corporate, as Trustee of AFG Owner’s Trust date May 21, 2004

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